Form 10-Q
period 2004-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2004-05-07
CIK 1168338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2004	Commission File Number:

Crum & Forster Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6331	04-3611900
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Crum & Forster Holdings Corp.

305 Madison Avenue, Morristown, New Jersey 07962
(973) 490-6600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     YES ☐          NO ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2004

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

FORM 10-Q

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,185,466 and $620,700 in 2004 and 2003, respectively)	$2,164,066	$636,979
Equity securities, at fair value (cost of $382,301 and $273,457 in 2004 and 2003, respectively)	429,354	311,324
Other invested assets	187,380	138,208

Total investments	2,780,800	1,086,511
Cash and cash equivalents	346,401	2,081,878
Premiums receivable	265,732	276,618
Reinsurance recoverable	1,492,631	1,516,112
Reinsurance recoverable from affiliates	167,240	164,354
Prepaid reinsurance premiums	43,570	39,351
Deferred income taxes	173,686	163,379
Deferred policy acquisition costs	72,900	71,644
Other assets	154,263	187,551

Total assets	$5,497,223	$5,587,398

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,164,997	$3,178,166
Unearned premiums	529,775	522,210
Deferred income on retroactive reinsurance	177,106	180,524
Funds held under reinsurance contracts	220,307	225,632
Accounts payable and other liabilities	234,699	283,494
Long-term debt	291,412	291,257

Total liabilities	4,618,296	4,681,283

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	23,654	43,496
Retained earnings	114,280	121,626

Total shareholder’s equity	878,927	906,115

Total liabilities and shareholder’s equity	$5,497,223	$5,587,398

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2004	2003

REVENUES
Premiums earned	$227,539	$171,838
Investment income	24,089	22,810
Realized investment gains	37,028	50,197

Total revenues	288,656	244,845

EXPENSES
Losses and loss adjustment expenses	162,137	116,728
Policy acquisition costs	30,711	21,919
Other underwriting expenses	32,510	30,567
Interest expense	8,439	—
Other expense (income), net	936	(275)

Total expenses	234,733	168,939

Income before income taxes	53,923	75,906
Income tax expense	18,769	26,074

NET INCOME	$35,154	$49,832

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2004	2003

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	748,735

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance, beginning of period	43,496	26,663
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	(18,785)	(8,905)
Foreign currency translation	(1,057)	(41)

Balance, end of period	23,654	17,717

RETAINED EARNINGS
Balance, beginning of period	121,626	203,766
Net income	35,154	49,832
Dividend to shareholder	(42,500)	—

Balance, end of period	114,280	253,598

TOTAL SHAREHOLDER’S EQUITY	$878,927	$1,020,050

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2004	2003

NET INCOME	$35,154	$49,832

Change in components of other comprehensive income for the period, before tax:
Unrealized investment gains and losses	(28,898)	(13,700)
Foreign currency translation	(1,627)	(63)

Other comprehensive loss for the period, before tax	(30,525)	(13,763)

Deferred income tax benefit for the period:
Deferred income tax benefit from unrealized investment gains and losses	10,113	4,795
Deferred income tax benefit from foreign currency translation	570	22

Total deferred income tax benefit for the period	10,683	4,817

Other comprehensive loss for the period, net of tax	(19,842)	(8,946)

COMPREHENSIVE INCOME	$15,312	$40,886

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2004	2003

OPERATING ACTIVITIES
Net income	$35,154	$49,832
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(2,763)	(9,601)
Realized investment gains	(37,028)	(50,197)
Equity in (earnings) losses of investees	(5,394)	1,835
Depreciation and amortization	1,366	1,747
Deferred income tax expense	376	22,023
Other non-cash net income adjustments	(8)	1,870
Changes in:
Premiums receivable	9,011	(11,085)
Reinsurance recoverable	18,348	29,128
Prepaid reinsurance premiums	(4,219)	674
Deferred policy acquisition costs	(1,256)	(4,588)
Other assets	30,686	9,638
Unpaid losses and loss adjustment expenses	(13,169)	(31,606)
Unearned premiums	7,565	36,047
Funds held under reinsurance contracts	(5,325)	3,749
Accounts payable and other liabilities	(10,565)	(12,237)

Net cash from operating activities	22,779	37,229

INVESTING ACTIVITIES
Purchases of fixed income securities	(2,729,637)	(868,764)
Proceeds from sales of fixed income securities	1,180,351	1,148,806
Proceeds from maturities of fixed income securities	100	30,000
Purchases of equity securities	(117,778)	(24,886)
Proceeds from sales of equity securities	12,653	111
Purchases of other invested assets	(63,067)	(3,688)
Proceeds from sales of other invested assets	3,304	151
Purchases of fixed assets	(1,123)	(452)

Net cash from investing activities	(1,715,197)	281,278

FINANCING ACTIVITIES
Dividend to shareholder	(42,500)	—
Deferred financing costs	(559)	—

Net cash from financing activities	(43,059)	—

Net change in cash and cash equivalents	(1,735,477)	318,507
Cash and cash equivalents, beginning of period	2,081,878	209,146

Cash and cash equivalents, end of period	$346,401	$527,653

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid to parent for income taxes	$33,495	$1,484

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.   Organization and Basis of Presentation

Crum & Forster Holdings Corp. (the “Company” or “Crum & Forster”) is a Delaware holding company which is 100% owned by Fairfax Inc. (“Fairfax”), a Wyoming holding company. Fairfax is wholly-owned by FFHL Group Ltd., a Canadian holding company, which is, in turn, owned by Fairfax Financial Holdings Limited (“Fairfax Financial”), a Canadian financial services holding company which is publicly traded on the Toronto Stock Exchange and on the New York Stock Exchange under the symbol “FFH”. The Company, through its subsidiaries, provides a full range of commercial property and casualty insurance distributed through an independent producer force located across the United States.

Crum & Forster Holdings Corp. was established for the purpose of holding the capital stock of Crum & Forster Holding Inc. (“Holding”), another wholly-owned subsidiary of Fairfax, and had no operations prior to becoming the parent of Holding. On June 5, 2003, a merger of entities under common control occurred at historical cost, whereby the capital stock of Holding was contributed to Crum & Forster Holdings Corp. and, accordingly, Crum & Forster Holdings Corp. became the parent of Holding. The consolidated financial statements of Holding and its subsidiaries have become the Company’s historical financial statements.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, Holding and their wholly-owned subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company, Crum and Forster Insurance Company and Crum & Forster Underwriters Co. of Ohio. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2003 and related notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004. Certain financial information that is included in annual financial statements prepared in accordance with GAAP is not required for interim reporting and has been condensed or omitted herein. The accompanying consolidated financial statements reflect, in the opinion of management, all necessary adjustments for their fair statement. All such adjustments were of a normal and recurring nature. The financial results for interim periods may not be indicative of financial results for a full year.

Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

2.   Summary of Significant Accounting Policy

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) to address when it is appropriate to consolidate financial interests in a variable interest entity (“VIE”), a new term to define a business structure that either does not have equity investors with voting or other similar rights or has equity investors that do not provide sufficient financial resources to support its activities. For such entities, FIN 46 imposes a consolidation model that focuses on the relative exposures of the participants to the economic risks or rewards associated with a VIE’s activities, including those conveyed by derivatives, credit enhancements and other arrangements, where one party is the “primary beneficiary” and, therefore, is required to consolidate the VIE.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

The consolidation requirements of FIN 46 began to be phased-in during the first quarter of 2003, with immediate application to all new VIEs created after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 which, among other things, delayed the required implementation for VIEs existing prior to February 1, 2003 and held by public companies to the first interim period ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company’s consolidated financial statements.

3.   Investments

Investments in available-for-sale fixed income and equity securities as of March 31, 2004 are summarized as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed income securities:
Bonds:
United States government and government agencies and authorities	$1,844,493	$5,589	$25,463	$1,824,619
States, municipalities and political subdivisions	9,027	445	—	9,472
Public utilities	82,101	8,986	473	90,614
Other corporate bonds	249,845	2,059	12,543	239,361

Total fixed income securities	2,185,466	17,079	38,479	2,164,066

Equity securities:
Common stocks of banks, trusts and insurance companies	161,757	38,200	4,483	195,474
Common stocks of industrial, miscellaneous and other companies	220,544	16,664	3,328	233,880

Total equity securities	382,301	54,864	7,811	429,354

Total available-for-sale securities	$2,567,767	$71,943	$46,290	$2,593,420

All securities with unrealized losses as of March 31, 2004 have been in a loss position for less than twelve months.

The amortized cost and fair value of fixed income securities as of March 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from maturities shown below due to the existence of call or put features. At March 31, 2004, securities containing call and put features represented 1.7% and 2.3%, respectively, of total fair value of the fixed income portfolio.

	Amortized	Fair
	Cost	Value

Due in one year or less	$180,135	$180,119
Due after one year through five years	76,355	72,903
Due after five years through ten years	34,840	35,219
Due after ten years through twenty years	1,185,434	1,166,329
Due after twenty years	708,702	709,496

Total fixed income securities	$2,185,466	$2,164,066

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

In January, March and April 2004, the Company invested $25,000, $20,000 and $30,000, respectively, in shares of HWIC Asia Fund Limited (“HWIC”) bringing the total investment in HWIC to $76,210 as of April 30, 2004. HWIC is an investment fund owned 100% by Fairfax Financial affiliates that invests in a diversified portfolio of listed equity and equity-related securities in Asia.

4.   Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months
	Ended March 31,

	2004	2003

Gross unpaid losses and LAE, beginning of period	$3,178,166	$3,235,101
Less ceded unpaid losses and LAE	1,321,004	1,756,404

Net unpaid losses and LAE, beginning of period	1,857,162	1,478,697

Losses and LAE incurred related to:
Current period	156,559	115,372
Prior years	5,578	1,356

Total losses and LAE incurred	162,137	116,728

Losses and LAE paid related to:
Current period	9,739	10,232
Prior years	135,567	106,880

Total losses and LAE paid	145,306	117,112

Net unpaid losses and LAE, end of period	1,873,993	1,478,313
Add ceded unpaid losses and LAE	1,291,004	1,725,182

Gross unpaid losses and LAE, end of period	$3,164,997	$3,203,495

5.	Asbestos and Environmental Unpaid Losses and Loss Adjustment Expenses

The Company has exposure to asbestos and environmental claims arising from the sale of general liability, commercial multi-peril and umbrella insurance policies, the majority of which were written for accident years 1985 and prior.

Estimation of ultimate liabilities for these exposures is unusually difficult due to outstanding issues such as whether or not coverage exists, definition of an occurrence, determination of ultimate damages and allocation of such damages to financially responsible parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months
	Ended March 31,

	2004	2003

ASBESTOS
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$495,195	$370,875
Less ceded unpaid losses and ALAE	128,787	106,073

Net unpaid losses and ALAE, beginning of period	366,408	264,802
Net losses and ALAE incurred	517	741
Net paid losses and ALAE	11,422	9,012

Net unpaid losses and ALAE, end of period	355,503	256,531
Add ceded unpaid losses and ALAE	113,750	102,413

Gross unpaid losses and ALAE, end of period	$469,253	$358,944

	Three Months
	Ended March 31,

	2004	2003

ENVIRONMENTAL
Gross unpaid losses and ALAE, beginning of period	$130,511	$163,165
Less ceded unpaid losses and ALAE	31,675	57,373

Net unpaid losses and ALAE, beginning of period	98,836	105,792
Net losses and ALAE incurred	7	1
Net paid losses and ALAE	2,668	2,361

Net unpaid losses and ALAE, end of period	96,175	103,432
Add ceded unpaid losses and ALAE	42,418	57,712

Gross unpaid losses and ALAE, end of period	$138,593	$161,144

The Company also maintains reserves for other latent exposures such as those associated with chemicals, sick building syndrome, lead, gas and vapors and pharmaceutical products of $24,831 and $26,701, net of reinsurance, as of March 31, 2004 and December 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

6.   Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months
	Ended March 31,

	2004	2003

Premiums written:
Direct	$282,611	$261,202
Assumed from other companies, pools or associations	3,325	4,316
Ceded to other companies, pools or associations	(55,051)	(56,959)

Net premiums written	$230,885	$208,559

Premiums earned:
Direct	$274,920	$224,441
Assumed from other companies, pools or associations	3,451	5,030
Ceded to other companies, pools or associations	(50,832)	(57,633)

Premiums earned	$227,539	$171,838

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2004	2003

Reinsurance recoverable on unpaid losses and LAE	$1,582,281	$1,614,022
Reinsurance receivable on paid losses and LAE	77,590	66,444

Total reinsurance recoverable	$1,659,871	$1,680,466

7.   Long-Term Debt

On June 5, 2003, concurrent with the merger of entities under common control described in Note 1 above, Crum & Forster Funding Corp., an unaffiliated special purpose entity, issued $300,000 aggregate principal amount of senior notes (the “Notes”) in a private placement, with the sole intent of having obligations under such Notes only until the Company could assume such obligations. On June 30, 2003, the Company assumed Crum & Forster Funding Corp.’s obligations under the Notes. The Notes, which bear interest payable semi-annually at 10.375%, mature on June 15, 2013. The net proceeds from the offering of approximately $290,955 were used to fund an interest escrow account in the amount of approximately $63,115 to make the first four semi-annual interest payments on the Notes and to pay a dividend to Fairfax in the amount of $217,885, with the remainder used to pay related financing costs. The Notes contain certain restrictions on incurrence of additional indebtedness, dividend payments to Fairfax, asset sales and certain transactions with affiliates. In addition, the Company was required by the terms of the Notes to use its best efforts to register the Notes, or similar instruments with substantially the same terms to be exchanged for the Notes, with the Securities and Exchange Commission. Pursuant to an exchange offer, which was completed on April 20, 2004, the Company issued $300,000 aggregate principal amount of registered notes with substantially the same terms as the Notes, in exchange for all of the outstanding Notes. As required under the terms of the Notes, additional interest of $208 was incurred for the period from December 28, 2003 through March 31, 2004. Additional interest of $83 was also incurred for the period from April 1, 2004 through April 20, 2004, after which such additional interest is no longer payable on the Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

For the three months ended March 31, 2004, total interest expense on the Notes was $8,439, including additional interest described above, accretion of the discount on the Notes and amortization of related deferred financing costs.

Concurrent with the issuance of the Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the Notes, whereby Fairfax Financial agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due and payable in June 2018. Through March 31, 2004, there have been no borrowings under this agreement.

8.   Commitments and Contingencies

The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

9.   Segment Reporting

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months
	Ended March 31,

	2004	2003

Workers’ compensation	$67,904	$42,802
Property	51,945	50,572
General liability	50,323	36,249
Commercial automobile	41,999	29,908
Commercial multi-peril	10,162	8,379
Surety	5,206	3,928

Total	$227,539	$171,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

The losses and LAE and loss and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended March 31,

	2004		2003

	Amount	Ratio	Amount	Ratio

Workers’ compensation	$53,949	79.4%	$18,065	42.2%
Property	34,794	67.0%	34,090	67.4%
General liability	36,938	73.4%	30,549	84.3%
Commercial automobile	30,551	72.7%	14,739	49.3%
Commercial multi-peril	4,249	41.8%	18,058	215.5%
Surety	1,656	31.8%	1,227	31.2%

Total	$162,137	71.2%	$116,728	68.0%

The Company does not allocate investment results or certain corporate expenses for the purpose of evaluating the financial performance of each line of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the consolidated results of operations, financial condition, liquidity and capital resources and critical accounting policies and estimates of the Company for the interim period indicated. References within this discussion to the “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”), Crum and Forster Insurance Company (“CF Insurance”) and Crum & Forster Underwriters Co. of Ohio (“CF Underwriters”). US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. References to “Fairfax” refer to Fairfax Inc., Crum & Forster’s parent company. References to “Fairfax Financial” refer to Fairfax Financial Holdings Limited, which holds 100% indirect ownership of Fairfax Inc.

This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, and the consolidated financial statements as of December 31, 2003 and related notes contained therein. Certain financial information that is included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) is not required for interim reporting and has been condensed or omitted herein. The financial results for interim periods may not be indicative of financial results for a full year. All dollar amounts are in thousands, unless otherwise indicated.

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. In addition, the outcome of pending motions or appeals, if any, related to litigation discussed herein is unknown.

Generally, the words, “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or unnatural catastrophic events;

•	Exposure to emerging claims and coverage issues;

•	Competitive conditions in the insurance market;

•	Inability of certain of the Company’s insurance subsidiaries to pay dividends;

•	Inability to obtain reinsurance coverage on reasonable terms and prices;

•	Exposure to credit risk, in the event reinsurers or insureds that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Inability to realize the Company’s investment objectives;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Loss of key producers;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the SEC on March 15, 2004. The information appearing under “Risk factors” in such Registration Statement is incorporated by reference into, and made a part of, Part II of this Form 10-Q. Any forward-looking statements made in this quarterly report are made by the Company as of the date of this quarterly report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and overlooked market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, property, general liability, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through approximately 1,000 producers located throughout the United States.

The Company’s management believes that the key drivers to sustained profitability at Crum & Forster include, but are not limited to, strict adherence to focused underwriting guidelines and pricing policies, continued cost containment and loss reserve adequacy. To that end, management continues to implement many changes in these and other operational areas. Specific progress includes improving pricing in each of the last three years, increasing premiums per policy, increasing the Company’s distribution network through national and wholesale brokers and reducing headcount, payroll and information technology expenses, while increasing annual premiums per employee. Management has also instituted changes to the Company’s claims and actuarial processes to improve the timeliness and accuracy of the recording of its case reserves and the adequacy of its total loss and loss adjustment expense (“LAE”) reserves.

Market conditions in the first quarter of 2004 continued to be generally favorable, characterized by price increases and improved terms and conditions in the casualty lines. Renewal pricing in the casualty lines increased in 2004 by approximately 13%, but at reduced rates over those achieved in 2003. Renewal pricing in the property lines declined in 2004 by approximately 13%; however, management believes rates remain adequate relative to the risks assumed in this line. The Company’s renewal retention ratio has declined overall in the first quarter of 2004 compared to the first quarter of 2003, primarily as a result of more competitive conditions affecting the casualty lines. New business for the first quarter of 2004 was approximately 3% lower than the prior year, principally in the property lines due to market conditions, including expanded availability of coverage from higher rated companies.

As the market softens, the Company will likely face more competition in the classes of business it writes. In the past, this competition often has resulted in less attractive pricing, terms and conditions. The Company’s underwriting strategy under such conditions is to identify and capitalize on profitable classes of business while exiting those classes and lines that no longer offer a reasonable prospect of underwriting profits, even at the expense of revenue loss. The ability to discern when to participate in and when to withdraw from the marketplace is fundamental for sustained profitability in the industry. The Company’s results in each of the last three years have been adversely affected by development of prior years’ loss and LAE reserves, particularly for asbestos liabilities. Management performs exhaustive and continuous analyses of the Company’s loss emergence and loss reserve levels and believes the Company’s reserves are adequate. However, because it takes many years for losses to be ultimately reported and paid, there is inherent uncertainty in the estimation process, particularly for asbestos exposures.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months
	Ended March 31,

	2004	2003

	(dollars in thousands)
Gross premiums written	$285,936	$265,518

Net premiums written	$230,885	$208,559

Premiums earned	$227,539	$171,838
Investment income	24,089	22,810
Realized investment gains	37,028	50,197

Total revenues	288,656	244,845

Losses and LAE	162,137	116,728
Policy acquisition costs	30,711	21,919
Other underwriting expenses	32,510	30,567
Interest expense	8,439	—
Other expense (income), net	936	(275)

Total expenses	234,733	168,939

Income before income taxes	53,923	75,906
Income tax expense	18,769	26,074

Net income	$35,154	$49,832

Loss and LAE ratio	71.2%	68.0%
Underwriting expense ratio	27.8	30.5

Combined ratio	99.0%	98.5%

Net income for the three months ended March 31, 2004 was $35,154, compared with $49,832 for the three months ended March 31, 2003. The lower net income was principally the net result of lower realized investment gains and interest expense for the three months ended March 31, 2004, as compared to the same period in 2003. Interest expense of $8,439 was incurred for the three months ended March 31, 2004 as a result of the Company’s $300,000 aggregate principal amount of 10.375% notes issued in June 2003. Underwriting results for the three months ended March 31, 2004 were approximately level with the corresponding 2003 period as increases in premiums earned were offset by an increased combined ratio.

Underwriting Results

Gross Premiums Written

The Company’s gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,

			Increase/	Percent
	2004	2003	(Decrease)	Change

Workers’ compensation	$75,572	$60,266	$15,306	25.4%
Property	63,131	76,647	(13,516)	(17.6)%
General liability	70,216	64,977	5,239	8.1%
Commercial automobile	56,912	45,845	11,067	24.1%
Commercial multi-peril	12,346	9,977	2,369	23.7%
Surety	7,759	7,806	(47)	(0.6)%

Total	$285,936	$265,518	$20,418	7.7%

For the three months ended March 31, 2004, gross premiums written increased over the three months ended March 31, 2003, primarily due to the impact of price increases on renewal policies of approximately 7%, partially offset by a reduction in new business of approximately 3% and a reduction in the renewal retention level of approximately 4 percentage points for the three months ended March 31, 2004. The growth in 2004 gross premiums written was also favorably affected by a higher premium base available for renewal, the result of double-digit premium growth experienced in 2003.

For the three months ended March 31, 2004, workers’ compensation gross premiums written increased over the three months ended March 31, 2003, primarily as a result of increases in pricing and new business. The premium growth for the three months ended March 31, 2004 in states other than California outpaced California growth, which had grown significantly throughout 2003.

For the three months ended March 31, 2004, property gross premiums written decreased as compared to the three months ended March 31, 2003, primarily as a result of reductions in new business and price decreases on renewal policies, reflecting a more competitive market for this business as evidenced by both rate reductions and increased capacity. Partially offsetting these reductions was an increase in the renewal retention rate.

For the three months ended March 31, 2004, general liability gross premiums written increased over the three months ended March 31, 2003, primarily due to increases in pricing.

For the three months ended March 31, 2004, gross premiums written in the commercial automobile line increased over the three months ended March 31, 2003, primarily due to continued increases in new business and pricing.

Net Premiums Written

For the three months ended March 31, 2004, net premiums written increased by $22,326, or 10.7%, over the three months ended March 31, 2003. The increase in net premiums written was generally in line with the growth in gross premiums written, with the exception of the effect of the discontinuation of certain fully reinsured business in late 2003. Such business increased gross premiums written in the first quarter of 2003, with no increase to net premiums written.

Premiums Earned

For the three months ended March 31, 2004, premiums earned increased by $55,701, or 32.4%, over the three months ended March 31, 2003. Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro rata basis over the period in which the coverage is provided. The larger increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increased premiums written in the latter part of 2003.

Losses and LAE

For the three months ended March 31, 2004, the Company’s calendar year loss and LAE ratio increased to 71.2% from 68.0% for the three months ended March 31, 2003. This increase primarily reflects a benefit of 1.8 percentage points in 2003 related to favorable development on loss-sensitive business and increased prior year development in the casualty lines for the three months ended March 31, 2004. The accident year loss and LAE ratio improved to 68.8% for the first quarter of 2004 from 69.5% for accident year 2003.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are composed principally of commissions paid to producers and premium taxes. Other underwriting expenses consist of other operating expenses associated with the Company’s underwriting activities and include salaries and benefits, information technology and rent, but exclude interest expense and other corporate income and expense items.

The Company’s acquisition expense ratio increased to 13.5% for the three months ended March 31, 2004 from 12.7% for the three months ended March 31, 2003, primarily due to lower amounts of ceded premiums on which a ceding commission is paid to the Company by reinsurers.

The Company’s other underwriting expense ratio declined to 14.3% for the three months ended March 31, 2004 from 17.8% for the three months ended March 31, 2003, due to an increase in premiums earned, which exceeded the corresponding increase in other underwriting expenses.

Investment Results

For the three months ended March 31, 2004, the Company reported realized investment gains of $37,028, compared to realized investment gains of $50,197 for the three months ended March 31, 2003. The components of those investment gains are summarized as follows:

	Three Months
	Ended March 31,

	2004	2003

Fixed income securities:
United States government and government agencies and authorities	$26,176	$21,886
Public utilities	3,453	15,434
Other corporate bonds	4,320	12,891

Total fixed income securities	33,949	50,211

Equity securities:
Common stocks of banks, trusts and insurance companies	1,944	53
Common stocks of industrial, miscellaneous and other companies	899	—

Total equity securities	2,843	53

Other invested assets	236	(67)

Total realized investment gains	$37,028	$50,197

The Company’s investment income was $24,089 for the three months ended March 31, 2004, as compared to $22,810 for the three months ended March 31, 2003. The increase in investment income of $1,279, or 5.6%, was primarily the result of earnings on equity investments that were not acquired until late in 2003, partially offset by lower portfolio yields due to a concentration in cash and cash equivalents for the majority of the three months ended March 31, 2004.

Other Income and Expense

For the three months ended March 31, 2004, other expense, net was $936, as compared to other income, net of $275 for the three months ended March 31, 2003. The increased expense was primarily the net result of corporate expenses in 2004.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries, $46,808 of restricted cash and investments held in an interest escrow account for the next three interest payments on the Notes and $29,835 of unrestricted cash and cash equivalents generated from subsidiary dividends. Crum & Forster’s ability to satisfy corporate obligations, principally interest on the Notes, is primarily dependent on the dividend paying capacity of such subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.

The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. On March 29, 2004, US Fire paid a cash dividend of $80,000 and on March 30, 2004, Crum & Forster paid a cash dividend to Fairfax in the amount of $42,500. The remainder, exclusive of $7,942 used to reimburse Fairfax for its payment of certain corporate expenses on behalf of the Company, was invested in cash equivalents. Subject to certain covenants contained in the indenture governing the Notes and the availability of cash after payment of corporate expenses, the Company expects to pay additional shareholder dividends to Fairfax in 2004. US Fire may not pay further shareholder dividends in 2004. North River is not permitted to pay dividends in 2004 since it had negative statutory earned surplus at December 31, 2003. As of March 31, 2004, US Fire and North River reported statutory earned surplus of $131,890 and $919, respectively.

Pursuant to the terms of the Notes issued in June 2003, the Company has significant restrictions on the amount of new debt which may be incurred. The Notes, which bear interest payable semi-annually at 10.375%, mature on June 15, 2013. The net proceeds from the offering of approximately $290,955 were used to fund an interest escrow account of approximately $63,115 to make the first four semi-annual interest payments and to pay a dividend to Fairfax in the amount of $217,885 with the remainder used to pay related financing costs. In December 2003, the Company made its first interest payment on the Notes in the amount of $16,427.

Pursuant to an agreement between Fairfax Financial and the Company, under certain circumstances, the Company has the ability to borrow up to $40,000 from Fairfax Financial to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due and payable in June 2018. Through March 31, 2004, there have been no borrowings under this agreement.

Insurance Operating Subsidiaries

At Crum & Forster’s insurance operating subsidiaries, cash provided by operating activities primarily consists of premium collections, reinsurance recoveries and investment income. Cash provided from these sources is generally used for payment of losses and LAE, policy acquisition costs, operating expenses, ceded reinsurance premiums, income taxes and dividends, when permitted. Management believes that, for the foreseeable future, cash flows from operations at its operating subsidiaries will be sufficient to pay their operating expenses.

Cash provided by operating activities for the three months ended March 31, 2004 was $22,779, as compared to $37,229 for the three months ended March 31, 2003. The principal reasons for the lower cash flows from operations in 2004 were increased income tax payments, higher paid losses and lower cash received from investments, partially offset by growth in premiums written. Income tax payments were higher by $32,011 for the three months ended March 31, 2004 as compared to the same period in 2003 as the majority of the Company’s subsidiary net operating losses were utilized in late 2003. The Company’s cash received from interest was affected by lower average fixed income securities investments and higher cash and cash equivalents during the first quarter of 2004 as compared to the same period in 2003.

Purchases of available-for-sale securities comprised the majority of cash used in investing activities for the three months ended March 31, 2004. Cash used in investing activities was $1,715,197 for the three months ended March 31, 2004, reflecting primarily purchases of US Treasury securities in the first quarter of 2004, as compared to cash provided by investing activities of $281,278 for the three months ended March 31, 2003.

The Company’s insurance operating subsidiaries generally are restricted by insurance regulations from borrowing funds. However, certain operating subsidiaries have entered into securities repurchase agreements, which allow these companies to raise funds through repurchase arrangements with Fairfax Financial. Under these agreements, US Fire and North River may raise a maximum of $100,000 at any one time and CF Indemnity, CF Insurance and CF Underwriters are limited to $5,000 each. No amounts have been borrowed under these arrangements since 2000.

Shareholder’s equity was $878,927 at March 31, 2004. The Company’s combined statutory policyholders’ surplus was approximately $1,097,671 at March 31, 2004, as compared to $1,107,435 at December 31, 2003. Effective March 30, 2004, the state of Delaware enacted legislation to adopt certain insurance accounting standards promulgated by the National Association of Insurance Commissioners. The adoption of such standards resulted in an increase in the Company’s combined statutory policyholders’ surplus of $28,138, principally relating to the recognition of goodwill, subject to certain limitations.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, was $3,127,201 at March 31, 2004. Certain individual investments within the Company’s available-for-sale securities portfolio had gross unrealized losses as of March 31, 2004 totaling $46,290, of which $38,479 was attributed to fixed income securities, and $7,811 was attributed to equity securities. None of these investments has been in a loss position for greater than twelve months. Unrealized losses represented only 2.2% of the original cost of such securities in the aggregate.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. The Company seeks to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces, to an acceptable level, its exposure to credit risk on these fixed income investments. As of March 31, 2004, the Company’s fixed income securities had a weighted average credit rating of AA.

As of March 31, 2004 and December 31, 2003, 93.3% and 74.9%, respectively, of the Company’s fixed income portfolio consisted of securities rated investment grade. The higher proportion of investment grade securities at March 31, 2004 was due primarily to the reinvestment of more than $1.0 billion of cash and cash equivalents principally in US Treasury securities in March of 2004.

Ratings

Insurance companies are rated by ratings agencies to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. The Company’s insurance operating subsidiaries have an “A-” financial strength rating, with a negative outlook, from A.M. Best and a “BBB” financial strength rating from Standard & Poor’s. A.M. Best has advised us that although it is encouraged by improved underlying trends exhibited in the Company’s recent underwriting performance, the ratings outlook is negative, and contingent upon management’s ability to ultimately achieve its near-term calendar year combined ratio targets and improved financial flexibility of the Company’s ultimate parent, Fairfax Financial.

The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders, and are not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security, such as the Notes.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of material contingent assets and liabilities as of the balance sheet dates and the revenues and expenses reported during the relevant periods. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting policies and estimates summarized below are those that require Crum & Forster to make assumptions about highly uncertain matters. If management were to make different assumptions about those matters, or if actual results were to differ significantly from those estimates, the reported consolidated results of operations and financial condition could be materially affected.

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements as of December 31, 2003 included in its Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the SEC on March 15, 2004.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and LAE include reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). For reported losses, the Company establishes case reserves, which represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The estimates reflect the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as information becomes available. For IBNR losses, reserves are estimated using established actuarial methods.

Because much of the coverage the Company offers involves claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. For certain catastrophic events, there is considerable uncertainty underlying the assumptions and associated estimated reserves for losses and LAE. The Company’s reserves are continually reviewed using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. Other variables such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverage, changes in claims handling practices and inflation are also taken into consideration. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process.

Reserves for asbestos and environmental exposures cannot be estimated solely with the traditional loss reserving techniques, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Asbestos and environmental reserves are more difficult to estimate than other loss reserves because of legal issues, societal factors and difficulty in determining the parties who may ultimately be held liable. Therefore, in addition to taking into consideration the traditional variables that are utilized to arrive at other loss reserve amounts, Crum & Forster also looks at past and anticipated future asbestos claim filings against each insured, past settlement values of similar asbestos claims, an analysis of each insured’s potential liability, the jurisdictions involved, the potential role of other insurance, the length of time necessary to clean up polluted sites, controversies surrounding the identity of the responsible party, the degree of remediation deemed to be necessary, the estimated time period for litigation expenses, judicial expansions of coverage, case law and the history of prior claim development. Generally, case reserves are established when sufficient information has been obtained to indicate coverage under a specific insurance policy. End of period reserves in relation to paid losses in a period are also considered. Furthermore, IBNR reserves are established to cover additional estimated exposures on both known and unasserted claims. The reserves are continually reviewed and updated as additional information is obtained.

Reinsurance Recoverable

Amounts recoverable from reinsurers are initially estimated in conjunction with the establishment of reserves for unpaid losses and LAE. These amounts may be adjusted as actual case reserves are recorded and reinsured claims are settled. The ceding of risk to reinsurers does not relieve the operating companies of their primary obligation to policyholders as the direct insurer. Accordingly, the Company is exposed to the risk that any reinsurer may be unable, or unwilling, to meet its obligations assumed under reinsurance agreements. The Company attempts to mitigate this risk by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels and by obtaining collateral.

An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and at Crum & Forster’s insurance operating companies in particular.

Deferred Income Tax Assets

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. As of March 31, 2004, the Company had a net deferred income tax asset of $173,686, including approximately $19,703 related to net operating loss carryforwards. Deferred taxes are regularly reviewed for recoverability based on history of earnings, expectations of future earnings and expected timing of reversals of temporary differences. Although realization is not assured, management believes it is more likely than not that the Company will be able to realize the net benefit of its deferred tax assets recorded on the balance sheet.

Other Than Temporary Declines in Value of Investments

Declines in the market values of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Recognition of impairment losses for declines in the value of fixed income investments and equity securities attributable to issuer-specific events is based upon all relevant facts and circumstances for each investment. For fixed income investments with unrealized losses due to market conditions or industry-related events, management considers the Company’s intent and ability to hold the investments for a period of time to allow a market recovery, or to maturity, in the process of evaluating whether securities with unrealized losses have suffered an other than temporary decline. Significant assumptions and management judgment are involved in determining if the decline is other than temporary. As of March 31, 2004, the Company had gross unrealized losses on available-for-sale securities totaling $46,290. See “Results of Operations — Liquidity and Capital Resources — Insurance Operating Subsidiaries” above for further discussion of those investments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is principally exposed to three types of market risk related to its investment operations. These risks include interest rate risk, equity price risk and foreign currency exchange risk. The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. All market sensitive instruments discussed here relate to the Company’s investment assets, which are classified as available-for-sale.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income investments fall, and vice versa.

The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio as of March 31, 2004 based on parallel 200 basis point shifts in interest rates up and down, in 100 basis points increments. This analysis was performed on each security individually.

	At March 31, 2004

	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change

200 basis point rise	$1,780,126	$(383,940)	(17.7)%
100 basis point rise	$1,956,031	$(208,035)	(9.6)%
Base scenario	$2,164,066	$—	—%
100 basis point decline	$2,411,820	$247,754	11.4%
200 basis point decline	$2,702,183	$538,117	24.9%

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results. Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and changing individual issuer credit spreads.

Equity Price Risk

As of March 31, 2004, 13.7% of the Company’s total investment portfolio, including cash and cash equivalents, was in equity securities (unaffiliated and affiliated). Marketable equity securities, which represented approximately 13.4% of the total investment portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A hypothetical 10.0% decline in the price of each of these marketable equity securities would result in a total decline of approximately $41,868 at March 31, 2004, in the fair value of the total investment portfolio.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2004, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $371,019, or 11.9%, of the total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated securities and British pound denominated securities, which represented 4.8% and 3.0% of the total investment portfolio, including cash and cash equivalents, respectively, as of March 31, 2004. The potential impact of a hypothetical 10.0% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a decline in the fair value of the total investment portfolio of approximately $37,102 at March 31, 2004.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes in internal control over financial reporting.

During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the ultimate outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

Item 5.     Other Information

Filed herewith as exhibit 99.1 is a Ten Year Analysis of Consolidated Loss and LAE Development as of December 31, 2003, which revises certain inaccurate historical data, resulting from a data input error, in the table as presented in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), occurring only in Amendments No. 3 and 4 thereto, which were filed with the SEC on February 24, 2004 and March 15, 2004, respectively.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

See Index to Exhibits.

(b)  Reports on Form 8-K:

On April 5, 2004, the Company furnished a current report to the SEC on Form 8-K, pursuant to Item 9 thereof, relating to a press release, dated April 2, 2004, announcing certain senior management succession changes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(REGISTRANT)

Date:  May 7, 2004

By: /s/ Nikolas Antonopoulos

Nikolas Antonopoulos
Chief Executive Officer and President

Date:  May 7, 2004

By: /s/ Mary Jane Robertson

Mary Jane Robertson
Senior Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

*31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Senior Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Senior Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Ten Year Analysis of Consolidated Loss and LAE Development as of December 31, 2003

99.2	Risk factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk factors” in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004).

*	Filed herewith