Form 10-Q
period 2004-06-30
CRUM & FORSTER HOLDINGS CORP
filed 2004-08-02
CIK 1168338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2004	Commission File Number: 333-84068

Crum & Forster Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6331	04-3611900
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Crum & Forster Holdings Corp.

305 Madison Avenue, Morristown, New Jersey 07962
(973) 490-6600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     YES ☑          NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☐          NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 30, 2004

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,199,764 and $620,700 in 2004 and 2003, respectively)	$2,063,230	$636,979
Equity securities, at fair value (cost of $403,423 and $273,457 in 2004 and 2003, respectively)	485,676	311,324
Other invested assets	210,086	138,208

Total investments	2,758,992	1,086,511
Cash and cash equivalents	282,201	2,081,878
Premiums receivable	254,823	276,618
Reinsurance recoverable	1,470,843	1,516,112
Reinsurance recoverable from affiliates	172,392	164,354
Prepaid reinsurance premiums	38,754	39,351
Deferred income taxes	208,106	163,379
Deferred policy acquisition costs	71,721	71,644
Other assets	168,282	187,551

Total assets	$5,426,114	$5,587,398

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,192,419	$3,178,166
Unearned premiums	511,796	522,210
Deferred income on retroactive reinsurance	174,311	180,524
Funds held under reinsurance contracts	211,773	225,632
Accounts payable and other liabilities	221,793	283,494
Long-term debt	291,550	291,257

Total liabilities	4,603,642	4,681,283

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(32,892)	43,496
Retained earnings	114,371	121,626

Total shareholder’s equity	822,472	906,115

Total liabilities and shareholder’s equity	$5,426,114	$5,587,398

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Unaudited)
REVENUES
Premiums earned	$225,763	$173,124	$453,302	$344,962
Investment income	28,378	17,092	52,467	39,902
Realized investment gains	10,418	167,850	47,446	218,047

Total revenues	264,559	358,066	553,215	602,911

EXPENSES
Losses and loss adjustment expenses	159,264	130,144	321,401	246,872
Policy acquisition costs	31,167	23,534	61,878	45,453
Other underwriting expenses	31,981	30,356	64,491	60,923
Interest expense	8,287	2,272	16,726	2,272
Other expense (income), net	4,630	(260)	5,566	(535)

Total expenses	235,329	186,046	470,062	354,985

Income before income taxes	29,230	172,020	83,153	247,926
Income tax expense	10,139	60,626	28,908	86,700

NET INCOME	$19,091	$111,394	$54,245	$161,226

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	740,993	748,735
Capital contribution	—	1,076
Adjustment for acquisition of affiliate’s net assets	—	(8,818)

Balance, end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of period	43,496	26,663
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	(73,412)	19,766
Foreign currency translation	(2,976)	1,256

Balance, end of period	(32,892)	47,685

RETAINED EARNINGS
Balance, beginning of period	121,626	203,766
Net income	54,245	161,226
Dividends to shareholder	(61,500)	(217,885)

Balance, end of period	114,371	147,107

TOTAL SHAREHOLDER’S EQUITY	$822,472	$935,785

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

		(Unaudited)
NET INCOME	$19,091	$111,394	$54,245	$161,226

Change in components of other comprehensive (loss) income for the period, before tax:
Unrealized investment gains and losses	(84,043)	44,109	(112,941)	30,409
Foreign currency translation	(2,952)	1,996	(4,579)	1,933

Other comprehensive (loss) income for the period, before tax	(86,995)	46,105	(117,520)	32,342

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit (expense) from unrealized investment gains and losses	29,416	(15,438)	39,529	(10,643)
Deferred income tax benefit (expense) from foreign currency translation	1,033	(699)	1,603	(677)

Total deferred income tax benefit (expense) for the period	30,449	(16,137)	41,132	(11,320)

Other comprehensive (loss) income for the period, net of tax	(56,546)	29,968	(76,388)	21,022

COMPREHENSIVE (LOSS) INCOME	$(37,455)	$141,362	$(22,143)	$182,248

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
OPERATING ACTIVITIES
Net income	$54,245	$161,226
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(3,553)	(16,289)
Realized investment gains	(47,446)	(218,047)
Equity in (earnings) losses of investees	(7,737)	2,678
Depreciation and amortization	2,662	3,656
Deferred income tax (benefit) expense	(3,595)	70,099
Other non-cash net income adjustments	9,042	3,872
Changes in:
Premiums receivable	18,045	(25,930)
Reinsurance recoverable	33,731	44,134
Prepaid reinsurance premiums	597	10,939
Deferred policy acquisition costs	(77)	(5,705)
Other assets	32,298	20,915
Unpaid losses and loss adjustment expenses	14,253	(97,215)
Unearned premiums	(10,414)	38,065
Funds held under reinsurance contracts	(21,752)	140
Accounts payable and other liabilities	(19,600)	3,971

Net cash from operating activities	50,699	(3,491)

INVESTING ACTIVITIES
Purchases of fixed income securities	(2,759,163)	(2,546,608)
Proceeds from sales of fixed income securities	1,193,686	4,145,360
Proceeds from maturities of fixed income securities	100	30,200
Purchases of equity securities	(145,432)	(34,971)
Proceeds from sales of equity securities	12,654	58,075
Purchases of other invested assets	(94,378)	(12,379)
Proceeds from sales of other invested assets	6,821	141
Purchases of fixed assets	(2,190)	(1,530)

Net cash from investing activities	(1,787,902)	1,638,288

FINANCING ACTIVITIES
Dividends to shareholder	(61,500)	(217,885)
Deferred financing costs	(974)	(8,607)
Issuance of long-term debt, net of discount	—	290,955
Interest escrow deposit	—	(63,115)
Capital contribution	—	1,076

Net cash from financing activities	(62,474)	2,424

Net change in cash and cash equivalents	(1,799,677)	1,637,221
Cash and cash equivalents, beginning of period	2,081,878	209,146

Cash and cash equivalents, end of period	$282,201	$1,846,367

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,842	$—

Cash paid to parent for income taxes	$46,695	$7,409

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1.	Organization and Basis of Presentation

Crum & Forster Holdings Corp. (the “Company” or “Crum & Forster”) is a Delaware holding company which is 100% owned by Fairfax Inc. (“Fairfax”), a Wyoming holding company. Fairfax is wholly-owned by FFHL Group Ltd., a Canadian holding company, which is owned by Fairfax Financial Holdings Limited (“Fairfax Financial”), a Canadian financial services holding company which is publicly traded on the Toronto Stock Exchange and on the New York Stock Exchange under the symbol “FFH”. The Company, through its subsidiaries, provides a full range of commercial property and casualty insurance distributed through an independent producer force located across the United States.

Crum & Forster was established for the purpose of holding the capital stock of Crum & Forster Holding Inc. (“Holding”), another wholly-owned subsidiary of Fairfax, and had no operations prior to becoming the parent of Holding. On June 5, 2003, a merger of entities under common control occurred at historical cost, whereby the capital stock of Holding was contributed to Crum & Forster and, accordingly, Crum & Forster became the parent of Holding. The consolidated financial statements of Holding and its subsidiaries have become the Company’s historical financial statements.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, Holding and their wholly-owned subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company, Crum and Forster Insurance Company and Crum & Forster Underwriters Co. of Ohio (“CF Underwriters”). Effective July 1, 2004, CF Underwriters was merged into US Fire. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2003 and related notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004.

The interim financial data as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

2.	New Accounting Pronouncement

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

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

3.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Gross unpaid losses and LAE, beginning of period	$3,164,997	$3,203,495	$3,178,166	$3,235,101
Less ceded unpaid losses and LAE	1,291,004	1,725,182	1,321,004	1,756,404

Net unpaid losses and LAE, beginning of period	1,873,993	1,478,313	1,857,162	1,478,697

Losses and LAE incurred related to:
Current period	159,925	131,623	316,484	246,995
Prior years	(661)	(1,479)	4,917	(123)

Total losses and LAE incurred	159,264	130,144	321,401	246,872

Losses and LAE paid related to:
Current period	25,383	20,279	35,122	30,511
Prior years	116,296	122,732	251,863	229,612

Total losses and LAE paid	141,679	143,011	286,985	260,123

Net unpaid losses and LAE, end of period	1,891,578	1,465,446	1,891,578	1,465,446
Add ceded unpaid losses and LAE	1,300,841	1,672,440	1,300,841	1,672,440

Gross unpaid losses and LAE, end of period	$3,192,419	$3,137,886	$3,192,419	$3,137,886

4.	Asbestos and Environmental Unpaid Losses and Loss Adjustment Expenses

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

ASBESTOS
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$469,253	$358,944	$495,195	$370,875
Less ceded unpaid losses and ALAE	113,750	102,413	128,787	106,073

Net unpaid losses and ALAE, beginning of period	355,503	256,531	366,408	264,802
Net losses and ALAE incurred	—	1,182	517	1,923
Net paid losses and ALAE	18,732	19,130	30,154	28,142

Net unpaid losses and ALAE, end of period	336,771	238,583	336,771	238,583
Add ceded unpaid losses and ALAE	114,702	88,636	114,702	88,636

Gross unpaid losses and ALAE, end of period	$451,473	$327,219	$451,473	$327,219

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

ENVIRONMENTAL
Gross unpaid losses and ALAE, beginning of period	$138,593	$161,144	$130,511	$163,165
Less ceded unpaid losses and ALAE	42,418	57,712	31,675	57,373

Net unpaid losses and ALAE, beginning of period	96,175	103,432	98,836	105,792
Net losses and ALAE incurred	—	—	7	1
Net paid losses and ALAE	14,526	1,722	17,194	4,083

Net unpaid losses and ALAE, end of period	81,649	101,710	81,649	101,710
Add ceded unpaid losses and ALAE	39,421	59,754	39,421	59,754

Gross unpaid losses and ALAE, end of period	$121,070	$161,464	$121,070	$161,464

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, chemicals, sick building syndrome, mold and gas and vapors of $23,722 and $26,701, net of reinsurance, as of June 30, 2004 and December 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

5.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Premiums written:
Direct	$254,457	$237,197	$537,068	$498,399
Assumed from other companies, pools or associations	3,578	3,393	6,903	7,709
Ceded to other companies, pools or associations	(45,435)	(55,182)	(100,486)	(112,141)

Net premiums written	$212,600	$185,408	$443,485	$393,967

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Premiums earned:
Direct	$272,015	$232,963	$546,935	$457,404
Assumed from other companies, pools or associations	3,999	3,387	7,450	8,417
Ceded to other companies, pools or associations	(50,251)	(63,226)	(101,083)	(120,859)

Premiums earned	$225,763	$173,124	$453,302	$344,962

The components of the Company’s total reinsurance recoverable are summarized as follows:

	June 30,	December 31,
	2004	2003

Reinsurance recoverable on unpaid losses and LAE	$1,589,326	$1,614,022
Reinsurance receivable on paid losses and LAE	53,909	66,444

Total reinsurance recoverable	$1,643,235	$1,680,466

6.	Long-Term Debt

On June 5, 2003, concurrent with the merger of entities under common control described in Note 1 above, Crum & Forster Funding Corp., an unaffiliated special purpose entity, issued $300,000 aggregate principal amount of senior notes (the “Notes”) in a private placement, with the sole intent of having obligations under such Notes only until the Company could assume such obligations. On June 30, 2003, the Company assumed Crum & Forster Funding Corp.’s obligations under the Notes. The Notes, which bear interest payable semi-annually at 10.375%, mature on June 15, 2013. The net proceeds from the offering of approximately $290,955 were used to fund an interest escrow account in the amount of approximately $63,115 to make the first four semi-annual interest payments on the Notes and to pay a dividend to Fairfax in the amount of $217,885, with the remainder used to pay related financing costs. The Notes contain certain restrictions on incurrence of additional indebtedness, dividend payments to Fairfax, asset sales and certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

transactions with affiliates. In addition, the Company was required by the terms of the Notes to use its best efforts to register the Notes, or similar instruments with substantially the same terms to be exchanged for the Notes, with the Securities and Exchange Commission. Pursuant to an exchange offer, which was completed on April 20, 2004, the Company issued $300,000 aggregate principal amount of registered notes with substantially the same terms as the Notes, in exchange for all of the outstanding Notes. As required by the terms of the Notes, additional interest of $279 was incurred for the period from December 28, 2003 through April 19, 2004, after which such additional interest is no longer payable on the Notes.

For the six months ended June 30, 2004, total interest expense on the Notes was $16,726, including additional interest described above, accretion of the discount on the Notes and amortization of related deferred financing costs.

Concurrent with the issuance of the Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the Notes, whereby Fairfax Financial agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due in June 2018. Through June 30, 2004, there have been no borrowings under this agreement.

7.	Investments in Related Parties

In April 2004, the Company invested $30,000 in shares of HWIC Asia Fund (“HWIC”), bringing the total investment in HWIC to $76,210 as of June 30, 2004. HWIC is an investment fund owned 100% by Fairfax Financial affiliates that invests in a diversified portfolio of listed equity and equity-related securities in Asia.

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Workers’ compensation	$67,046	$44,661	$134,950	$87,463
Property	49,763	47,856	101,708	98,428
General liability	49,957	38,494	100,280	74,743
Commercial automobile	43,353	29,691	85,352	59,599
Commercial multi-peril	10,391	8,053	20,553	16,432
Surety	5,253	4,369	10,459	8,297

Total	$225,763	$173,124	$453,302	$344,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

The losses and LAE and loss and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2004		2003		2004		2003

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Workers’ compensation	$56,872	84.8%	$50,832	113.8%	$110,821	82.1%	$68,897	78.8%
Property	27,391	55.0%	39,382	82.3%	62,185	61.1%	73,472	74.6%
General liability	34,069	68.2%	20,445	53.1%	71,007	70.8%	50,994	68.2%
Commercial automobile	33,285	76.8%	28,226	95.1%	63,836	74.8%	42,965	72.1%
Commercial multi-peril	6,135	59.0%	(9,428)	(117.1)%	10,384	50.5%	8,630	52.5%
Surety	1,512	28.8%	687	15.7%	3,168	30.3%	1,914	23.1%

Total	$159,264	70.5%	$130,144	75.2%	$321,401	70.9%	$246,872	71.6%

The Company does not allocate investment results or certain corporate expenses for the purpose of evaluating the financial performance of each line of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the consolidated results of operations, financial condition, liquidity and capital resources and critical accounting policies and estimates of the Company for the interim periods indicated. References within this discussion to the “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”), Crum and Forster Insurance Company (“CF Insurance”) and Crum & Forster Underwriters Co. of Ohio (“CF Underwriters”). Effective July 1, 2004, CF Underwriters was merged into US Fire. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. References to “Fairfax” refer to Fairfax Inc., Crum & Forster’s parent company. References to “Fairfax Financial” refer to Fairfax Financial Holdings Limited, which holds a 100% indirect interest in Fairfax Inc.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2003 and related notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Generally, the words, “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or unnatural catastrophic events;

•	Exposure to emerging claims and coverage issues;

•	Competitive conditions in the insurance market;

•	Inability to realize the Company’s investment objectives;

•	Inability of certain of the Company’s insurance subsidiaries to pay dividends;

•	Inability to obtain reinsurance coverage on reasonable terms and prices;

•	Exposure to credit risk, in the event reinsurers or insureds that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Loss of key producers;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

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

The Company’s significant accounting policies are described in full detail in Note 2 to the Company’s consolidated financial statements as of December 31, 2003 included in its Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the SEC on March 15, 2004.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (“LAE”) include reserves for unpaid reported losses and for losses incurred but not reported (“IBNR”). For reported losses, the Company establishes case reserves within the parameters of coverage provided in the insurance policy, which represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The estimates reflect the judgment of claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as information becomes available. For IBNR losses, reserves are estimated using established actuarial methods.

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

Other Than Temporary Declines in Value of Investments

Declines in the market values of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Recognition of impairment losses for declines in the value of fixed income investments and equity securities attributable to issuer-specific events is based upon all relevant facts and circumstances for each investment. For fixed income investments with unrealized losses due to market conditions or industry-related events, management considers the Company’s intent and ability to hold the investments for a period of time to allow a market recovery, or to maturity, in the process of evaluating whether securities with unrealized losses have suffered an other than temporary decline. Significant assumptions and management judgment are involved in determining if the decline is other than temporary. As of June 30, 2004, the Company had gross unrealized losses on available-for-sale securities totaling $161,727. See “Results of Operations — Liquidity and Capital Resources — Insurance Operating Subsidiaries” below for further discussion of those investments.

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

An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/ reinsurer relations in general, and at Crum & Forster’s insurance operating companies in particular.

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

The Company’s objective is to expand opportunistically into classes of business or market segments that are consistent with its underwriting expertise and have the potential to generate an underwriting profit. Management believes the Company’s ability to identify and react to changing market conditions provides it with a competitive advantage. Based on the experience and underwriting expertise of operating company management, the Company seeks to write new lines of business and expand existing classes of business based on market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted insured groups, underwriting specific types of coverage for markets that are generally underserved by the industry, while focusing on markets within its areas of underwriting expertise.

The profitability of property and casualty insurance companies is primarily determined by its underwriting results and investment results. Underwriting results are the net result of a company’s premiums earned and amounts paid, or expected to be paid, to settle insured claims and other general and administrative expenses. The insurance business is unique in that premiums charged for insurance coverage are set without certainty of the ultimate claim costs to be incurred on a given policy. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts or premiums received. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage. Insurance premium prices are also influenced by available insurance capacity, or the industry’s willingness to deploy capital to cover each insurable risk.

Premiums collected are invested until funds are required to pay settled claims. Insurance company investment portfolios generally must provide a balance between total return, capital preservation and liquidity in order to have adequate funds available for payment of claims as they are settled. The Company follows a long-term value-oriented investment philosophy, with the goal of optimizing investment returns viewed on a total return basis, without reaching for yield, while maintaining a sensitivity to liquidity requirements. The Company intends to protect its capital from loss and invest in debt and equity securities that it believes are selling at prices below their intrinsic value.

Management measures the results of operations by monitoring certain measures of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further reviews growth in its gross premiums written in terms of its rate of retention of existing insureds, increases or decreases in the pricing of renewed policies and the growth in new business premiums.

Underwriting profitability is measured both in dollars and by the combined ratio, a standard industry yardstick. Underwriting profit or loss equals premiums earned less losses and LAE, policy acquisition costs and other underwriting expenses, and excludes investment results, interest expense and other income or expense. The combined ratio expresses underwriting results as a percentage of premiums earned and generally comprises two components: the loss ratio which is the percentage of losses and LAE to premiums earned and the expense ratio which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural or man-made disasters (for example, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. Market conditions in the first half of 2004 continued to be generally favorable, characterized by modest price increases and improved terms and conditions in the casualty lines. Renewal pricing in the casualty lines increased in 2004 by approximately 8%, but at reduced rates over those achieved in the first half of 2003. Renewal pricing in the property lines declined in 2004 by approximately 6%; however, management continues to believe that rates remain adequate relative to the risks assumed in this line. The Company’s renewal retention ratio has improved overall to approximately 62% from approximately 60% in the first half of 2004 compared to the first half of 2003. New business for the first half of

2004 was approximately 12% lower than the prior year, principally in the property lines, due to more competitive market conditions, including expanded availability of coverage from higher rated companies.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Gross premiums written	$258,035	$240,590	$543,971	$506,108

Net premiums written	$212,600	$185,408	$443,485	$393,967

Premiums earned	$225,763	$173,124	$453,302	$344,962
Investment income	28,378	17,092	52,467	39,902
Realized investment gains	10,418	167,850	47,446	218,047

Total revenues	264,559	358,066	553,215	602,911

Losses and LAE	159,264	130,144	321,401	246,872
Policy acquisition costs	31,167	23,534	61,878	45,453
Other underwriting expenses	31,981	30,356	64,491	60,923
Interest expense	8,287	2,272	16,726	2,272
Other expense (income), net	4,630	(260)	5,566	(535)

Total expenses	235,329	186,046	470,062	354,985

Income before income taxes	29,230	172,020	83,153	247,926
Income tax expense	10,139	60,626	28,908	86,700

Net income	$19,091	$111,394	$54,245	$161,226

Loss and LAE ratio	70.5%	75.2%	70.9%	71.6%
Underwriting expense ratio	28.0	31.1	27.9	30.8

Combined ratio	98.5%	106.3%	98.8%	102.4%

Net income for the three and six months ended June 30, 2004 was $19,091 and $54,245, respectively, compared with $111,394 and $161,226, for the three and six months ended June 30, 2003, respectively. The lower net income was principally the net result of lower realized investment gains and higher interest expense, offset by improved underwriting results for the six months ended June 30, 2004, as compared to the same period in 2003. The 2003 realized investment gains reflect the significant rally in the fixed income markets in the spring of 2003. Higher interest expense in 2004 arose from the issuance of $300,000 aggregate principal amount of 10.375% senior notes (the “Notes”) effective June 5, 2003. The improved combined ratio principally reflects the adverse effect of catastrophe losses in 2003 and favorable movement in the underwriting expense ratio in 2004.

Underwriting Results

Gross Premiums Written

The Company’s gross premiums written by line of business are summarized as follows:

	Three Months Ended June 30,

				Percent
	2004	2003	Increase	Change

Workers’ compensation	$61,032	$53,949	$7,083	13.1%
Property	74,026	73,682	344	0.5%
General liability	59,557	57,377	2,180	3.8%
Commercial automobile	42,854	37,594	5,260	14.0%
Commercial multi-peril	12,545	10,765	1,780	16.5%
Surety	8,021	7,223	798	11.0%

Total	$258,035	$240,590	$17,445	7.3%

	Six Months Ended June 30,

			Increase/	Percent
	2004	2003	(Decrease)	Change

Workers’ compensation	$136,604	$114,215	$22,389	19.6%
Property	137,157	150,329	(13,172)	(8.8)%
General liability	129,773	122,354	7,419	6.1%
Commercial automobile	99,766	83,439	16,327	19.6%
Commercial multi-peril	24,891	20,742	4,149	20.0%
Surety	15,780	15,029	751	5.0%

Total	$543,971	$506,108	$37,863	7.5%

For the three and six months ended June 30, 2004, gross premiums written increased over the three and six months ended June 30, 2003, primarily due to higher renewal premiums, including the impact of price increases on renewal policies which were partially offset by lower amounts of new business. Renewal retention rates increased for the three and six months ended June 30, 2004 by approximately nine and two percentage points, respectively. Price increases on renewal polices were level for the three months ended June 30, 2004 but were up approximately 4% for the six months ended June 30, 2004. New business declined for both the three and six months ended June 30, 2004 by approximately 18% and 12%, respectively. As the market has softened, competition for new business, particularly from higher rated companies, has intensified.

Casualty

For the three months ended June 30, 2004, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased over the three months ended June 30, 2003 due to increases in the renewal retention rate and price increases on renewal policies, which were partially offset by a reduction in new business which was affected by increased competition in the marketplace. For the six months ended June 30, 2004, gross premiums written increased due to price increases on renewal policies and a modest increase in new business, which was partially offset by a reduction in the renewal retention rate. The reduction in the renewal retention rate was affected by increased competition, the discontinuance of certain business programs which accounted for approximately $12 million of the gross premiums written in 2003 and select large account renewals.

Property

For the three months ended June 30, 2004, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, increased slightly as compared to the three months ended June 30, 2003, as a result of an increase in the renewal retention rate which was largely offset by price decreases on renewal policies and lower amounts of new business due to market competition. For the six months ended June 30, 2004, property gross premiums written decreased due to lower amounts of new business and price decreases on renewal policies, which were partially offset by an increase in the renewal retention rate. For both the three and six month periods ended June 30, 2004, property production was impacted by softening market conditions, characterized by decreasing rates and increased limits capacity in the marketplace.

Net Premiums Written

For the three and six months ended June 30, 2004, net premiums written increased by $27,192, or 14.7%, and $49,518, or 12.6%, over the three and six months ended June 30, 2003, respectively. The increase in net premiums written was generally in line with the growth in gross premiums written, with the exception of the effect of the discontinuation of certain fully reinsured business in late 2003. Such business increased gross premiums written in the first half of 2003, with no increase to net premiums written.

Premiums Earned

For the three and six months ended June 30, 2004, premiums earned increased by $52,639, or 30.4%, and $108,340, or 31.4%, over the three and six months ended June 30, 2003, respectively. Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro rata basis over the period in which the coverage is provided. The larger increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increased premiums written in the latter part of 2003.

Losses and LAE

For the three and six months ended June 30, 2004, the Company’s calendar year loss and LAE ratio decreased to 70.5% and 70.9%, respectively, from 75.2% and 71.6% for the three and six months ended June 30, 2003, respectively. The loss and LAE ratio improvement for the three months ended June 30, 2004 is primarily due to the impact of lower catastrophe losses in 2004 compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, the favorable impact of lower catastrophe losses in 2004 compared to 2003 was partially offset by prior year development in the casualty lines. The accident year loss and LAE ratio increased slightly to 69.8% in 2004 from 69.5% in 2003 due to a higher proportion, in 2004, of premiums from casualty lines, which generally have higher loss ratios than property lines.

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

The Company’s acquisition expense ratio increased to 13.8% and 13.7% for the three and six months ended June 30, 2004, respectively, from 13.6% and 13.2% for the three and six months ended June 30, 2003, respectively, primarily due to lower amounts of ceded premiums on which a ceding commission is paid to the Company by reinsurers.

The Company’s other underwriting expense ratio declined to 14.2% for the three and six months ended June 30, 2004, respectively, from 17.5% and 17.6% for the three and six months ended June 30, 2003, respectively, due to an increase in premiums earned, which exceeded the corresponding increase in other underwriting expenses.

Investment Results

For the three and six months ended June 30, 2004, the Company reported realized investment gains of $10,418 and $47,446, respectively, compared to realized investment gains of $167,850 and $218,047 for the three and six months ended June 30, 2003, respectively, reflecting the significant rally in the fixed income markets in the spring of 2003. The components of those investment gains are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Fixed income securities:
United States government and government agencies and authorities	$—	$90,301	$26,176	$112,187
Foreign governments	—	179	—	179
Public utilities	—	4,214	3,453	19,648
Other corporate bonds	254	23,546	4,574	36,437

Total fixed income securities	254	118,240	34,203	168,451

Equity securities:
Common stocks of banks, trusts and insurance companies	—	14,122	1,944	14,175
Common stocks of industrial and other companies	9,929	35,350	10,828	35,350

Total equity securities	9,929	49,472	12,772	49,525

Other invested assets	235	138	471	71

Total realized investment gains	$10,418	$167,850	$47,446	$218,047

The Company’s investment income was $28,378 and $52,467 for the three and six months ended June 30, 2004, respectively, as compared to $17,092 and $39,902 for the three and six months ended June 30, 2003, respectively. For the three months ended June 30, 2004, the increase in investment income of $11,286, or 66.0%, was primarily the result of a change in investment mix as compared to the three months ended June 30, 2003 and earnings on equity investments that were not acquired until late in 2003. The change in investment mix was the result of realized investment gains in 2003, reflecting the significant rally in the fixed income markets in the spring of 2003. For the six months ended June 30, 2004, the increase in investment income of $12,565, or 31.5%, was primarily the result of earnings on equity investments that were not acquired until late in 2003. Investment mix had minimal impact on the increase in investment income for the six-month period.

Other Income and Expense

For the three and six months ended June 30, 2004, other expense, net was $4,630 and $5,566, respectively, as compared to other income, net of $260 and $535 for the three and six months ended June 30, 2003, respectively. The increased expense was primarily the net result of corporate expenses in 2004, including approximately $3,500 related to a retirement benefits agreement with the former Chairman of the Company’s insurance operating subsidiaries entered into in the second quarter of 2004.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holding Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and $31,504 of restricted cash and investments held in an interest escrow account for the payment of the next two interest payments on the Notes. Crum & Forster’s ability to satisfy corporate obligations, principally interest on the Notes, is primarily dependent on the dividend paying capacity of such subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.

The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. On March 29, 2004, US Fire paid a cash shareholder dividend of $80,000. On March 30, 2004 and June 25, 2004, Crum & Forster paid cash shareholder dividends to Fairfax in the amounts of $42,500 and $19,000, respectively. The remaining amount was used, or will be used, to pay corporate expenses. US Fire may not pay further shareholder dividends in 2004 without prior regulatory approval. North River is not permitted to pay dividends in 2004 as it did not have positive statutory earned surplus at December 31, 2003. As of June 30, 2004, US Fire and North River reported statutory earned surplus of $186,098 and $4,595, respectively.

The Notes, which bear interest payable semi-annually at 10.375%, mature on June 15, 2013. The net proceeds from the offering of $290,955 were used to fund an interest escrow account of approximately $63,115 to make the first four semi-annual interest payments and to pay a dividend to Fairfax in the amount of $217,885 with the remainder used to pay related financing costs. In June 2004, the Company made its second interest payment on the Notes in the amount of $15,842.

Under the terms of the Notes, the Company has significant restrictions on the amount of new debt that may be incurred. Pursuant to a non-interest bearing standby credit agreement between Fairfax Financial and the Company, under certain circumstances, the Company has the ability to borrow up to $40,000 from Fairfax Financial to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through June 30, 2004, there have been no borrowings under this agreement.

Insurance Operating Subsidiaries

At Crum & Forster’s insurance operating subsidiaries, cash provided by operating activities primarily consists of premium collections, reinsurance recoveries and investment income. Cash provided from these sources is generally used for payment of losses and LAE, policy acquisition costs, operating expenses, ceded reinsurance premiums, income taxes and shareholder dividends, when permitted. Management believes that, for the foreseeable future, cash flows from operations at the Company’s operating subsidiaries will be sufficient to pay their operating expenses.

Cash provided by operating activities for the six months ended June 30, 2004 was $50,699, as compared to cash used of $3,491 for the six months ended June 30, 2003. The principal reasons for improved cash flows from operations in 2004 were growth in premiums written and lower paid losses, partially offset by increased income tax payments and lower cash received from investments. Income tax payments were higher by $39,286 for the six months ended June 30, 2004, as compared to the same period in 2003, as the majority of the Company’s subsidiary net operating losses were utilized in late 2003.

Purchases of available-for-sale securities comprised the majority of cash used in investing activities for the six months ended June 30, 2004. Cash used in investing activities was $1,787,902 for the six months ended June 30, 2004, reflecting primarily purchases of US Treasury securities in the first quarter of 2004, as compared to cash provided by investing activities of $1,638,288 for the six months ended June 30, 2003, primarily reflecting significant sales of investments in the second quarter of 2003.

Certain operating subsidiaries have entered into securities repurchase agreements that allow these companies to sell securities to, and repurchase such securities from, Fairfax Financial. Under these agreements, US Fire and North River may sell a maximum of $100,000 of securities to Fairfax Financial at any one time and CF Indemnity, CF Insurance and CF Underwriters are limited to sales of $5,000 each. These arrangements have not been utilized since 2000. Effective July 1, 2004, CF Underwriters was merged into US Fire and CF Underwriters’ securities repurchase agreement was no longer in effect.

Shareholder’s equity was $822,472 at June 30, 2004 as compared to $906,115 at December 31, 2003. The decrease was primarily the result of dividends paid to Fairfax and unrealized losses on fixed income investments during 2004. The Company’s combined statutory policyholders’ surplus was approximately $1,155,903 at June 30, 2004, as compared to $1,107,435 at December 31, 2003. Effective March 30, 2004, the State of Delaware enacted legislation to adopt certain insurance accounting standards promulgated by the National Association of Insurance Commissioners. The adoption of such standards resulted in an increase in the Company’s combined statutory policyholders’ surplus of $28,138, principally relating to the recognition of goodwill.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, was $3,041,193 at June 30, 2004. Investments in available-for-sale fixed income and equity securities are summarized as follows:

	At June 30, 2004

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
United States government and government agencies and authorities	$1,829,926	$119	$130,661	$1,699,384
States, municipalities and political subdivisions	9,013	267	—	9,280
Public utilities	110,703	8,139	634	118,208
Other corporate bonds	250,122	8,198	21,962	236,358

Total fixed income securities	2,199,764	16,723	153,257	2,063,230

Equity securities:
Common stocks of banks, trusts and insurance companies	188,273	69,223	6,483	251,013
Common stocks of industrial and other companies	215,150	21,500	1,987	234,663

Total equity securities	403,423	90,723	8,470	485,676

Total investments available for sale	$2,603,187	$107,446	$161,727	$2,548,906

Certain individual investments within the Company’s available-for-sale securities portfolio had gross unrealized losses as of June 30, 2004 totaling $161,727, of which $153,257 was attributed to fixed income securities, and $8,470 was attributed to equity securities. United States Treasury securities, the majority of which mature in 2018 or beyond, accounted for $130,661 of the gross unrealized losses in the fixed income portfolio. Gross unrealized losses of $161,727 represented 7.4% of the cost of such securities in the aggregate. An aging of available-for-sale securities in a loss position follows:

	At June 30, 2004

				Total
			Greater	Gross
	0 to 6	7 to 12	Than 12	Unrealized
	Months	Months	Months	Losses

Fixed income securities:
United States government and government agencies and authorities	$126,995	$2,658	$1,008	$130,661
Public utilities	634	—	—	634
Other corporate bonds	21,962	—	—	21,962

Total fixed income securities	149,591	2,658	1,008	153,257

Equity securities:
Common stocks of banks, trusts and insurance companies	6,421	—	62	6,483
Common stocks of industrial and other companies	1,987	—	—	1,987

Total equity securities	8,408	—	62	8,470

Total investments available for sale	$157,999	$2,658	$1,070	$161,727

The amortized cost and fair value of fixed income securities by contractual maturity are shown below. Actual maturities may differ from maturities shown below due to the existence of call or put features. At June 30, 2004, securities containing call and put features represented 2.0% and 2.3%, respectively, of total fair value of the fixed income portfolio.

	Amortized Cost	Fair Value

Due in one year or less	$170,411	$170,339
Due after one year through five years	98,310	99,898
Due after five years through ten years	9,676	8,469
Due after ten years through twenty years	1,182,920	1,090,108
Due after twenty years	738,447	694,416

Total fixed income investments	$2,199,764	$2,063,230

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. The Company seeks to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces, to an acceptable level, its exposure to credit risk on these fixed income investments. As of June 30, 2004, the Company’s fixed income securities had a weighted average credit rating of AA.

As of June 30, 2004 and December 31, 2003, 91.3% and 74.9%, respectively, of the Company’s fixed income portfolio consisted of securities rated investment grade. The higher proportion of investment grade securities at June 30, 2004 was due primarily to the reinvestment of more than $1.0 billion of cash and cash equivalents principally in United States Treasury securities in March of 2004.

Ratings

Insurance companies are rated by ratings agencies to provide both industry participants and insurance consumers with meaningful information on specific insurance companies. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. The Company’s insurance operating subsidiaries have an “A-” financial strength rating, with a negative outlook, from A.M. Best and a “BBB” financial strength rating from Standard & Poor’s. A.M. Best has advised the Company that although it is encouraged by improved underlying trends exhibited in the Company’s recent underwriting performance, the ratings outlook is negative, and contingent upon management’s ability to ultimately achieve overall earnings stability, specifically with regard to adequacy of asbestos reserves, and improved financial flexibility of the Company’s ultimate parent, Fairfax Financial.

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

Regulatory Matter

In 2004, the State of California adopted certain Workers’ Compensation reform legislation, which would take effect over the course of several months, with the greatest impact in January 2005. The legislation requires, among other things, for carriers to file a loss cost reduction. The total rate impact of the changes in loss costs and other expense items filed by the Company in 2004 amounts to a reduction of 5.2%; however, the full impact of these regulatory changes is still being reviewed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is principally exposed to three types of market risk related to its investment operations. These risks include interest rate risk, equity price risk and foreign currency exchange risk. The term ‘market risk’ refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. All market sensitive instruments discussed here relate to the Company’s investment assets, which are classified as available-for-sale.

Interest Rate Risk

The Company’s fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income investments fall, and vice versa.

The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio as of June 30, 2004 based on parallel 200 basis point shifts in interest rates up and down, in 100 basis points increments. This analysis was performed on each security individually.

	At June 30, 2004

	Fair Value
	of Fixed	Hypothetical	Hypothetical
Percent Change in Interest Rates	Income Portfolio	$ Change	% Change

200 basis point decline	$2,545,655	$482,425	23.4%
100 basis point decline	$2,285,556	$222,326	10.8%
Base scenario	$2,063,230	$—	—%
100 basis point rise	$1,876,368	$(186,862)	(9.1)%
200 basis point rise	$1,716,430	$(346,800)	(16.8)%

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

Equity Price Risk

As of June 30, 2004, 16.0% of the Company’s total investment portfolio, including cash and cash equivalents, was in equity securities (unaffiliated and affiliated). Marketable equity securities, which represented approximately 15.6% of the total investment portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A hypothetical 10.0% decline in the price of each of these marketable equity securities would result in a total decline of approximately $47,456 at June 30, 2004, in the fair value of the total investment portfolio.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2004, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $383,655, or 12.6%, of the total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated securities and British pound denominated securities, which represented 4.7% and 3.3% of the total investment portfolio, including cash and cash equivalents, respectively, as of June 30, 2004. The potential impact of a hypothetical 10.0% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a decline in the fair value of the total investment portfolio of approximately $38,366 at June 30, 2004.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

Changes in internal control over financial reporting.

During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

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

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

See Index to Exhibits.

(b)  Reports on Form 8-K:

On June 23, 2004, the Company furnished a current report to the SEC on Form 8-K, pursuant to Item 9 thereof, relating to a press release, dated June 23, 2004, announcing certain senior management succession changes at the Company’s operating subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date:  July 30, 2004

By: /s/ Nikolas Antonopoulos

Nikolas Antonopoulos
Chief Executive Officer and President

Date:  July 30, 2004

By: /s/ Mary Jane Robertson

Mary Jane Robertson
Senior Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

*31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Senior Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Senior Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors (incorporated into Part II of this Form 10-Q by reference to the section entitled ‘Risk factors‘ in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004).

*	Filed herewith