Form 10-Q
period 2004-09-30
CRUM & FORSTER HOLDINGS CORP
filed 2004-11-05
CIK 1168338

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
September 30, 2004	333-84068

Crum & Forster Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction Of Incorporation or Organization)	6331 (Primary Standard Industrial Classification Code Number)	04-3611900 (I.R.S. Employer Identification Number)

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
Yes [X]            No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes [  ]            No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 31, 2004
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,126,199 and $620,700 in 2004 and 2003, respectively)	$2,089,825	$636,979
Equity securities, at fair value (cost of $410,842 and $273,457 in 2004 and 2003, respectively)	434,562	311,324
Other invested assets	221,583	138,208

Total investments	2,745,970	1,086,511
Cash and cash equivalents	334,619	2,081,878
Assets pledged for securities sold, not yet purchased	278,852	—
Premiums receivable	254,149	276,618
Reinsurance recoverable	1,536,288	1,516,112
Reinsurance recoverable from affiliates	186,892	164,354
Prepaid reinsurance premiums	37,004	39,351
Deferred income taxes	192,654	163,379
Deferred policy acquisition costs	75,033	71,644
Other assets	185,270	187,551

Total assets	$5,826,731	$5,587,398

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,340,559	$3,178,166
Unearned premiums	529,242	522,210
Deferred income on retroactive reinsurance	178,000	180,524
Funds held under reinsurance contracts	242,836	225,632
Accounts payable and other liabilities	242,620	283,494
Securities sold, not yet purchased	200,980	—
Long-term debt	291,695	291,257

Total liabilities	5,025,932	4,681,283

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(9,788)	43,496
Retained earnings	69,594	121,626

Total shareholder’s equity	800,799	906,115

Total liabilities and shareholder’s equity	$5,826,731	$5,587,398

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
REVENUES
Premiums earned	$212,037	$204,305	$665,339	$549,267
Investment income	27,516	13,902	79,983	53,804
Realized investment (losses) gains	(1,953)	13,913	45,493	231,960

Total revenues	237,600	232,120	790,815	835,031

EXPENSES
Losses and loss adjustment expenses	233,132	138,536	554,533	385,408
Policy acquisition costs	31,204	26,218	93,082	71,671
Other underwriting expenses	32,164	33,765	96,655	94,688
Interest expense	9,060	8,205	25,786	10,477
Other expense, net	1,554	5,399	7,120	4,864

Total expenses	307,114	212,123	777,176	567,108

(Loss) income before income taxes	(69,514)	19,997	13,639	267,923
Income tax (benefit) expense	(24,737)	6,143	4,171	92,843

NET (LOSS) INCOME	$(44,777)	$13,854	$9,468	$175,080

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	740,993	748,735
Capital contribution	—	1,076
Adjustment for acquisition of affiliate’s net assets	—	(8,818)

Balance, end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of period	43,496	26,663
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	(53,692)	11,690
Foreign currency translation	408	2,862

Balance, end of period	(9,788)	41,215

RETAINED EARNINGS
Balance, beginning of period	121,626	203,766
Net income	9,468	175,080
Dividends to shareholder	(61,500)	(217,885)

Balance, end of period	69,594	160,961

TOTAL SHAREHOLDER’S EQUITY	$800,799	$943,169

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
NET (LOSS) INCOME	$(44,777)	$13,854	$9,468	$175,080

Change in components of other comprehensive (loss) income for the period, before tax:
Unrealized investment gains and losses	30,338	(12,653)	(82,603)	17,756
Foreign currency translation	5,207	2,470	628	4,403

Other comprehensive (loss) income for the period, before tax	35,545	(10,183)	(81,975)	22,159

Deferred income tax (expense) benefit for the period:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(10,618)	4,577	28,911	(6,066)
Deferred income tax (expense) benefit from foreign currency translation	(1,823)	(864)	(220)	(1,541)

Total deferred income tax (expense) benefit for the period	(12,441)	3,713	28,691	(7,607)

Other comprehensive (loss) income for the period, net of tax	23,104	(6,470)	(53,284)	14,552

COMPREHENSIVE (LOSS) INCOME	$(21,673)	$7,384	$(43,816)	$189,632

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$9,468	$175,080
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(4,330)	(18,556)
Realized investment gains	(45,493)	(231,960)
Equity in (earnings) losses of investees	(15,388)	862
Depreciation and amortization	3,695	5,113
Deferred income tax (benefit) expense	(584)	71,389
Other non-cash net income adjustments	18,719	9,189
Changes in:
Premiums receivable	16,844	(46,663)
Reinsurance recoverable	(7,964)	113,898
Prepaid reinsurance premiums	2,347	12,815
Deferred policy acquisition costs	(3,389)	(12,342)
Other assets	6,155	16,189
Unpaid losses and loss adjustment expenses	162,393	(141,932)
Unearned premiums	7,032	86,592
Funds held under reinsurance contracts	(33,164)	144
Accounts payable and other liabilities	1,227	49,727

Net cash from operating activities	117,568	89,545

INVESTING ACTIVITIES
Purchases of fixed income securities	(3,028,598)	(3,322,892)
Proceeds from sales of fixed income securities	1,281,799	4,824,361
Proceeds from maturities of fixed income securities	171,650	38,800
Purchases of equity securities	(154,672)	(2,465)
Proceeds from sales of equity securities	31,114	72,349
Purchases of other invested assets	(110,583)	(27,388)
Proceeds from sales of other invested assets	11,560	5,236
Proceeds from securities sold, not yet purchased	199,746	—
Cash pledged for securities sold, not yet purchased	(201,879)	—
Purchases of fixed assets	(2,490)	(1,406)

Net cash from investing activities	(1,802,353)	1,586,595

FINANCING ACTIVITIES
Dividends to shareholder	(61,500)	(217,885)
Deferred financing costs	(974)	(10,509)
Issuance of long-term debt, net of discount	—	290,955
Interest escrow deposit	—	(63,115)
Capital contribution	—	1,076

Net cash from financing activities	(62,474)	522

Net change in cash and cash equivalents	(1,747,259)	1,676,662
Cash and cash equivalents, beginning of period	2,081,878	209,146

Cash and cash equivalents, end of period	$334,619	$1,885,808

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,842	$—

Cash paid to parent for income taxes	$63,296	$22,473

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

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

The interim financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated.

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

3.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross unpaid losses and LAE, beginning of period	$3,192,419	$3,137,886	$3,178,166	$3,235,101
Less ceded unpaid losses and LAE	1,300,841	1,672,440	1,321,004	1,756,404

Net unpaid losses and LAE, beginning of period	1,891,578	1,465,446	1,857,162	1,478,697

Losses and LAE incurred related to:
Current period	251,569	138,529	568,053	385,524
Prior years	(18,437)	7	(13,520)	(116)

Total losses and LAE incurred	233,132	138,536	554,533	385,408

Losses and LAE paid related to:
Current period	41,115	27,352	76,237	57,863
Prior years	99,731	122,736	351,594	352,348

Total losses and LAE paid	140,846	150,088	427,831	410,211

Net unpaid losses and LAE, end of period	1,983,864	1,453,894	1,983,864	1,453,894
Add ceded unpaid losses and LAE	1,356,695	1,639,275	1,356,695	1,639,275

Gross unpaid losses and LAE, end of period	$3,340,559	$3,093,169	$3,340,559	$3,093,169

During the third quarter of 2004, the Company incurred losses and LAE of approximately $89,700 (excluding reinsurance reinstatement premiums of approximately $10,300) principally associated with hurricanes Charley, Frances, Ivan and Jeanne.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$451,473	$327,219	$495,195	$370,875
Less ceded unpaid losses and ALAE	114,702	88,636	128,787	106,073

Net unpaid losses and ALAE, beginning of period	336,771	238,583	366,408	264,802
Net losses and ALAE incurred	—	715	517	2,638
Net paid losses and ALAE	9,788	11,033	39,942	39,175

Net unpaid losses and ALAE, end of period	326,983	228,265	326,983	228,265
Add ceded unpaid losses and ALAE	114,260	86,838	114,260	86,838

Gross unpaid losses and ALAE, end of period	$441,243	$315,103	$441,243	$315,103

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Environmental
Gross unpaid losses and ALAE, beginning of period	$121,070	$161,464	$130,511	$163,165
Less ceded unpaid losses and ALAE	39,421	59,754	31,675	57,373

Net unpaid losses and ALAE, beginning of period	81,649	101,710	98,836	105,792
Net losses and ALAE incurred	—	4	7	5
Net paid losses and ALAE	2,324	3,676	19,518	7,759

Net unpaid losses and ALAE, end of period	79,325	98,038	79,325	98,038
Add ceded unpaid losses and ALAE	39,628	59,266	39,628	59,266

Gross unpaid losses and ALAE, end of period	$118,953	$157,304	$118,953	$157,304

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, chemicals, sick building syndrome, mold and gas and vapors of $23,144 and $26,701, net of reinsurance, as of September 30, 2004 and December 31, 2003, respectively.

5.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Premiums written:
Direct	$295,489	$303,259	$832,557	$801,658
Assumed from other companies, pools or associations	3,929	5,338	10,832	13,047
Ceded to other companies, pools or associations	(68,185)	(53,892)	(168,671)	(166,033)

Net premiums written	$231,233	$254,705	$674,718	$648,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Premiums earned:
Direct	$278,782	$256,692	$825,717	$714,097
Assumed from other companies, pools or associations	3,190	5,236	10,640	13,653
Ceded to other companies, pools or associations	(69,935)	(57,623)	(171,018)	(178,483)

Premiums earned	$212,037	$204,305	$665,339	$549,267

     The components of the Company’s total reinsurance recoverable are summarized as follows:

	September 30,	December 31,
	2004	2003
Reinsurance recoverable on unpaid losses and LAE	$1,671,550	$1,614,022
Reinsurance receivable on paid losses and LAE	51,630	66,444

Total reinsurance recoverable	$1,723,180	$1,680,466

6.	Long-Term Debt

On June 5, 2003, concurrent with the merger of entities under common control described in Note 1 above, Crum & Forster Funding Corp., an unaffiliated special purpose entity, issued $300,000 aggregate principal amount of senior notes (the “Notes”) in a private placement, with the sole intent of having obligations under such Notes only until the Company could assume such obligations. On June 30, 2003, the Company assumed Crum & Forster Funding Corp.’s obligations under the Notes. The Notes, which bear interest payable semi-annually at 10.375%, mature on June 15, 2013. The net proceeds from the offering of approximately $290,955 were used to fund an interest escrow account in the amount of approximately $63,115 to make the first four semi-annual interest payments on the Notes and to pay a dividend to Fairfax in the amount of $217,885, with the remainder used to pay related financing costs. The Notes contain certain restrictions on incurrence of additional indebtedness, dividend payments to Fairfax, asset sales and certain transactions with affiliates. In addition, the Company was required by the terms of the Notes to use its best efforts to register the Notes, or similar instruments with substantially the same terms to be exchanged for the Notes, with the Securities and Exchange Commission. Pursuant to an exchange offer, which was completed on April 20, 2004, the Company issued $300,000 aggregate principal amount of registered notes with substantially the same terms as the Notes, in exchange for all of the outstanding Notes. As required by the terms of the Notes, additional interest of $279 was incurred for the period from December 28, 2003 through April 19, 2004, after which such additional interest was no longer payable on the Notes.

For the nine months ended September 30, 2004, total interest expense on the Notes was $24,942, including additional interest described above, accretion of the discount on the Notes and amortization of related deferred financing costs.

Concurrent with the issuance of the Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the Notes, whereby Fairfax Financial agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due in June 2018. Through September 30, 2004, there have been no borrowings under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

7.	Investments

In July 2004, as an economic hedge against a decline in the equity markets, the Company executed a short sale of approximately $200,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $40,000. The cost of the Options was $6,000. Both the obligation to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in securities sold, not yet purchased and the fair value of the Options is included in other invested assets in the consolidated balance sheet. As of September 30, 2004, the net change in the fair values of the SPDRs and the Options totaled a loss of $2,733 and was included in realized investment (losses) gains on the consolidated statement of operations. The Company also incurs interest expense in an amount equal to the dividend earnings on the SPDRs sold. Interest expense of $844 was recorded for the three months ended September 30, 2004.

The Company pledged approximately $278,000 in cash and United States Treasury securities as collateral for the obligation to purchase the SPDRs. These assets are recorded in assets pledged for securities sold, not yet purchased on the consolidated balance sheet.

In April 2004, the Company invested $30,000 in shares of HWIC Asia Fund (“HWIC”), bringing the total investment in HWIC to $76,210. HWIC is an investment fund owned 100% by Fairfax Financial affiliates that invests in a diversified portfolio of listed equity and equity-related securities in Asia.

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Workers’ compensation	$67,990	$60,172	$202,940	$147,635
General liability	46,940	41,256	147,220	115,999
Property	38,059	56,075	139,767	154,503
Commercial automobile	42,508	33,766	127,860	93,365
Commercial multi-peril	11,116	8,093	31,669	24,525
Surety	5,424	4,943	15,883	13,240

Total	$212,037	$204,305	$665,339	$549,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands)

The losses and LAE and loss and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$63,529	93.4%	$48,762	81.0%	$174,350	85.9%	$117,659	79.7%
General liability	48,787	103.9%	28,335	68.7%	119,794	81.4%	79,329	68.4%
Property	89,725	235.8%	31,733	56.6%	151,910	108.7%	105,205	68.1%
Commercial automobile	24,170	56.9%	24,346	72.1%	88,006	68.8%	67,311	72.1%
Commercial multi-peril	3,227	29.0%	3,858	47.7%	13,611	43.0%	12,488	50.9%
Surety	3,694	68.1%	1,502	30.4%	6,862	43.2%	3,416	25.8%

Total	$233,132	109.9%	$138,536	67.8%	$554,533	83.3%	$385,408	70.2%

In the three months ended September 30, 2004, the Company incurred losses and LAE of approximately $89,700 (excluding reinsurance reinstatement premiums of approximately $10,300) principally associated with hurricanes Charley, Frances, Ivan and Jeanne. Such losses primarily affected the property line of business. In addition, in the normal course of periodic re-estimation of loss and LAE reserves, the Company reallocated its reserves among lines of business and prior accident years which adversely affected the 2004 calendar year loss and LAE ratios of the workers’ compensation, general liability and surety lines of business and favorably affected the other lines of business.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2003 and related notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Generally, the words, “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or unnatural catastrophic events;

•	Competitive conditions in the insurance market;

•	Exposure to emerging claims and coverage issues;

•	Loss of key producers;

•	Inability to realize the Company’s investment objectives;

•	Inability of certain of the Company’s insurance subsidiaries to pay dividends;

•	Inability to obtain reinsurance coverage on reasonable terms and prices;

•	Exposure to credit risk, in the event reinsurers or insureds that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

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

In recent years, the Company has continued to see the emergence of asbestos trends noted above, including an increased number of claimants filing asbestos claims against its insureds, an increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection and an increased number of insureds asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. Management is currently studying these trends and has engaged an independent actuary to conduct a ground-up review of the Company’s asbestos reserves, which is expected to be completed during the fourth quarter of 2004. Due to the inherent uncertainties described above and to the potential impact of recent trends, the Company’s ultimate liability for asbestos claims may vary substantially from the amount currently reserved.

Other Than Temporary Declines in Value of Investments

Declines in the market values of invested assets below carrying value are evaluated for other than temporary impairment on a quarterly basis. Recognition of impairment losses for declines in the value of fixed income investments and equity securities attributable to issuer-specific events is based upon all relevant facts and circumstances for each investment. For fixed income investments with unrealized losses due to market conditions or industry-related events, management considers the Company’s intent and ability to hold the investments for a period of time to allow a market recovery, or to maturity, in the process of evaluating whether securities with unrealized losses have suffered an other than temporary decline. Significant assumptions and management judgment are involved in determining if the decline is other than temporary. See “Liquidity and Capital Resources—Insurance Operating Subsidiaries” below for further discussion of investments in an unrealized loss position.

Reinsurance Recoverable

Amounts recoverable from reinsurers are initially estimated in conjunction with the establishment of reserves for unpaid losses and LAE. These amounts may be adjusted as actual case reserves are recorded and reinsured claims are settled. The ceding of risk to reinsurers does not relieve an operating company of its primary obligation to policyholders as the direct insurer. Accordingly, the Company is exposed to the risk that any reinsurer may be unable, or unwilling, to meet its obligations assumed under reinsurance agreements. The Company attempts to mitigate this risk by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels and by obtaining collateral.

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

Overview

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and overlooked market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through approximately 1,000 producers located throughout the United States. The Company’s two largest producers accounted for approximately 14% and 6% of gross premiums written for the nine months ended September 30, 2004.

The Company’s objective is to expand opportunistically into classes of business or market segments that are consistent with its underwriting expertise and have the potential to generate an underwriting profit. Management believes the Company’s ability to identify and react to changing market conditions provides it with a competitive advantage. Based on the experience and underwriting expertise of management, the Company seeks to write new lines of business and expand existing classes of business based on market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted insured groups, underwriting specific types of coverage for markets that are generally underserved by the industry, while focusing on markets within its areas of underwriting expertise.

The profitability of property and casualty insurance companies is primarily determined by its underwriting results and investment performance. Underwriting results are the net result of a company’s premiums earned and amounts paid, or expected to be paid, to settle insured claims and other general and administrative expenses. The insurance business is unique in that premiums charged for insurance coverage are set without certainty of the ultimate claim costs to be incurred on a given policy. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts or premiums received. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural disasters, regulatory measures and court decisions that define and expand the extent of coverage. Insurance premium prices are also influenced by available insurance capacity or the industry’s willingness to deploy capital to cover each insurable risk.

Premiums collected are invested until funds are required to pay settled claims. Insurance company investment portfolios generally must provide a balance between total return, capital preservation and liquidity in order to have adequate funds available for payment of claims as they are settled. The Company follows a long-term, value-oriented investment philosophy, with the goal of optimizing investment returns viewed on a total return basis, without reaching for yield, while maintaining a sensitivity to liquidity requirements. The Company intends to protect its capital from loss and invest in debt and equity securities that it believes are selling at prices below their intrinsic value.

Management measures the results of operations by monitoring certain indicators of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further reviews growth in its gross premiums written in terms of its rate of retention of existing insureds, increases or decreases in the pricing of renewed policies and the growth in new business premiums.

Underwriting profitability is measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned less losses and LAE, policy acquisition costs and other underwriting expenses, and excludes investment results, interest expense and other income or expense. The combined ratio expresses underwriting results as a percentage of premiums earned and generally comprises two components: the loss ratio which is the percentage of losses and LAE to premiums earned and the expense ratio which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. Market competition has intensified throughout 2004, particularly in the third quarter. Renewal pricing in the casualty lines increased by approximately 8% through June 30, 2004 but declined by approximately 1% in the third quarter of 2004, resulting in an overall renewal price increase of approximately 4% for the nine months ended September 30, 2004. Renewal pricing in the property lines declined by approximately 6% through September 30, 2004. Management continues to believe that rates remain adequate relative to the risks assumed in both the casualty and property lines of business. Management is committed to maintaining rate adequacy even at the expense of premium growth. The Company’s renewal retention rate has improved overall to approximately 66% in the first nine months of 2004 from approximately 61% in the first nine months of 2003. The casualty renewal retention rate increased by approximately 10 percentage points in the third quarter of 2004, following a decline of approximately five percentage points through June 30, 2004, while the 2004 renewal retention rate in the property line of business has consistently exceeded the 2003 rate by 10 or more points. New business for the nine months ended September 30, 2004 was approximately 18% lower than the prior year, principally in the property lines, due to more competitive market conditions, including expanded availability of coverage from higher rated companies.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross premiums written	$299,418	$308,597	$843,389	$814,705

Net premiums written	$231,233	$254,705	$674,718	$648,672

Premiums earned	$212,037	$204,305	$665,339	$549,267
Investment income	27,516	13,902	79,983	53,804
Realized investment (losses) gains	(1,953)	13,913	45,493	231,960

Total revenues	237,600	232,120	790,815	835,031

Losses and loss adjustment expenses	233,132	138,536	554,533	385,408
Policy acquisition costs	31,204	26,218	93,082	71,671
Other underwriting expenses	32,164	33,765	96,655	94,688
Interest expense	9,060	8,205	25,786	10,477
Other expense, net	1,554	5,399	7,120	4,864

Total expenses	307,114	212,123	777,176	567,108

(Loss) income before income taxes	(69,514)	19,997	13,639	267,923
Income tax (benefit) expense	(24,737)	6,143	4,171	92,843

Net (loss) income	$(44,777)	$13,854	$9,468	$175,080

Loss and LAE ratio	109.9%	67.8%	83.3%	70.2%
Underwriting expense ratio	29.9	29.4	28.5	30.3

Combined ratio	139.8%	97.2%	111.8%	100.5%

Net loss for the three months ended September 30, 2004 was $44,777 and net income for the nine months ended September 30, 2004 was $9,468, compared with net income of $13,854 and $175,080, for the three and nine months ended September 30, 2003, respectively. The lower net income was principally the net result of lower underwriting results, lower realized investment gains and higher interest expense, partially offset by increased investment income for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. During the third quarter of 2004, underwriting results were adversely affected by net catastrophe losses of approximately $100,000, principally associated with hurricanes Charley, Frances, Ivan and Jeanne. The 2003 realized investment gains reflect the significant rally in the fixed income markets in the spring of 2003. Higher interest expense in 2004 arose primarily from the issuance of $300,000 aggregate principal amount of 10.375% senior notes (the “Notes”) effective June 5, 2003. Investment income for the three and nine months ended September 30, 2004 increased due to the combined effects of reinvestment of cash balances into longer duration fixed income securities in 2004 as compared to 2003 and higher earnings from an equity method investee that was not purchased until the second quarter of 2003. The increase in the combined ratio principally reflects the adverse effect of catastrophe losses in the third quarter of 2004, which added 46.8 and 15.0 points to the combined ratio for the three and nine months ended September 30, 2004, respectively.

Underwriting Results

Gross Premiums Written

The Company’s gross premiums written by line of business are summarized as follows:

	Three Months Ended September 30,
	2004	2003	Increase/ (Decrease)	Percent Change
Workers’ compensation	$89,974	$96,004	$(6,030)	(6.3)%
General liability	61,935	67,776	(5,841)	(8.6)%
Property	80,813	86,601	(5,788)	(6.7)%
Commercial automobile	44,709	39,705	5,004	12.6%
Commercial multi-peril	13,861	10,863	2,998	27.6%
Surety	8,126	7,648	478	6.3%

Total	$299,418	$308,597	$(9,179)	(3.0)%

	Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	Percent Change
Workers’ compensation	$226,578	$210,219	$16,359	7.8%
General liability	191,708	190,130	1,578	0.8%
Property	217,970	236,930	(18,960)	(8.0)%
Commercial automobile	144,475	123,144	21,331	17.3%
Commercial multi-peril	38,752	31,605	7,147	22.6%
Surety	23,906	22,677	1,229	5.4%

Total	$843,389	$814,705	$28,684	3.5%

For the three months ended September 30, 2004, gross premiums written decreased as compared to the three months ended September 30, 2003, the first year over year quarterly decline since March 2002. This decline was primarily due to a reduction in new business of approximately 29% and a price decrease on renewal policies of approximately 3%, partially offset by an increase in the renewal retention rate of approximately 10 percentage points. For the nine months ended September 30, 2004, gross premiums written increased over the nine months ended September 30, 2004 primarily due to an increase in the renewal retention rate of approximately five percentage points and an increase in pricing on renewal policies of approximately 1%, partially offset by a decrease in new business of approximately 18%. New business declined for both the three and nine months ended September 30, 2004 as the market has softened and competition for new business, particularly from higher rated companies, has intensified. Renewal retention rates increased for both the three and nine months ended September 30, 2004, despite the softening market, as a result of the maturing of the Company’s book of business.

Casualty

For the three months ended September 30, 2004, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, decreased by $6,867, or 3.4%, compared to the three months ended September 30, 2003 due to a reduction in new business and price decreases as a result of increased competition in the marketplace. Partially offsetting these decreases was an increase in the renewal retention rate. For the nine months ended September 30, 2004, gross premiums written increased by $39,268, or 7.5%, as compared to the same period in 2003 due to price increases on renewal policies and a modest increase in the renewal retention rate, partially offset by a reduction in new business. The renewal retention rate was negatively affected by increased competition and the discontinuance of certain business programs accounting for approximately $17,000 of gross premiums written in 2003.

Property

For the three and nine months ended September 30, 2004, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, decreased by $2,312, or 2.2%, and $10,584, or 3.6%, respectively, as compared to the three and nine months ended September 30, 2003, due to reductions in new business and price decreases on renewal policies, partially offset by an increase in the renewal retention rate. For both the three and nine months ended September 30, 2004, property production was affected by softening market conditions, characterized by increased capacity in the marketplace and decreasing rates.

Net Premiums Written

For the three months ended September 30, 2004, net premiums written decreased by $23,472, or 9.2%, as compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, net premiums written increased by $26,046, or 4.0%, over the nine months ended September 30, 2003. The change in net premiums written was generally in line with the growth in gross premiums written after giving effect in the third quarter of 2004 to reinsurance reinstatement premiums associated with catastrophe losses and aggregate stop loss reinsurance premiums arising from the reallocation of prior years’ loss reserves.

Premiums Earned

For the three and nine months ended September 30, 2004, premiums earned increased by $7,732, or 3.8%, and $116,072, or 21.1%, as compared to the three and nine months ended September 30, 2003, respectively. Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro rata basis over the period in which the coverage is provided. The larger increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increased premiums written in the latter part of 2003. Premiums earned were also affected by reinstatement premiums associated with the catastrophe losses and aggregate stop loss reinsurance premiums arising from the reallocation of prior years’ loss reserves in the third quarter of 2004.

Losses and LAE

For the three and nine months ended September 30, 2004, the Company’s calendar year loss and LAE ratio increased to 109.9% and 83.3%, respectively, from 67.8% and 70.2% for the three and nine months ended September 30, 2003, respectively. The deterioration in the calendar year loss and LAE ratios in 2004 versus 2003 is attributable to catastrophe losses incurred in the third quarter of 2004. The accident year loss and LAE ratio increased to 84.4% in 2004 from 69.5% in 2003, also principally attributable to catastrophe losses in the third quarter of 2004.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are comprised principally of commissions paid to producers and premium taxes. Other underwriting expenses consist of other operating expenses associated with the Company’s underwriting activities and include salaries and benefits, information technology and rent, but exclude interest expense and other corporate income and expense items.

The Company’s acquisition expense ratio increased to 14.7% and 14.0% for the three and nine months ended September 30, 2004, respectively, from 12.8% and 13.1% for the three and nine months ended September 30, 2003, respectively, primarily due to reinsurance reinstatement premiums associated with catastrophe losses, aggregate stop loss reinsurance premiums arising from the reallocation of prior years’ loss reserves and lower amounts of ceded premiums on which a ceding commission is paid to the Company by reinsurers.

The Company’s other underwriting expense ratio declined to 15.2% and 14.5% for the three and nine months ended September 30, 2004, respectively, from 16.6% and 17.2% for the three and nine months ended September 30, 2003, respectively, due to higher premiums earned.

Investment Results

For the three months ended September 30, 2004, the Company reported realized investment losses of $1,953, compared to realized investment gains of $13,913 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the Company reported realized investment gains of $45,493, compared to realized investment gains of $231,960 for the nine months ended September 30, 2003. These declines in realized investment gains primarily reflect the significant rally in the fixed income markets in the spring of 2003. The components of those investment gains are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Fixed income securities:
United States government and government agencies and authorities	$—	$3,673	$26,176	$115,860
Foreign governments	—	—	—	179
Public utilities	19	2,003	3,472	21,651
Other corporate bonds	1,383	6,393	5,957	42,830

Total fixed income securities	1,402	12,069	35,605	180,520

Equity securities:
Common stocks of banks, trusts and insurance companies	1,051	—	2,995	14,175
Common stocks of industrial and other companies	—	1,753	10,828	37,103
Preferred stocks of banks, trusts and insurance companies	—	718	—	718

Total equity securities	1,051	2,471	13,823	51,996

Other invested assets	(4,406)	(627)	(3,935)	(556)

Total realized investment (losses) gains	$(1,953)	$13,913	$45,493	$231,960

The Company’s investment income was $27,516 and $79,983 for the three and nine months ended September 30, 2004, respectively, as compared to $13,902 and $53,804 for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2004, the increase in investment income of $13,614, or 97.9%, and $26,179, or 48.7%, respectively, was due to the combined effects of reinvestment of cash balances into longer duration fixed income securities in 2004 compared to 2003 and higher earnings from an equity method investee that was not purchased until the second quarter of 2003.

Other Income and Expense

For the three and nine months ended September 30, 2004, other expense, net was $1,554 and $7,120, respectively, as compared to $5,399 and $4,864 for the three and nine months ended September 30, 2003, respectively. The lower expense for the three months ended September 30, 2004 was primarily the result of non-recurring corporate expenses incurred in August 2003. The increased expense in the nine months ended September 30, 2004 was primarily the result of a retirement benefits agreement with the former Chairman of the Company’s insurance operating subsidiaries.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries, $31,516 of restricted cash and investments held in an interest escrow account for the payment of the next two interest payments on the Notes and deferred tax assets associated with holding company net operating losses. Crum & Forster’s ability to satisfy corporate obligations, principally interest on the Notes, is primarily dependent on the dividend paying capacity of such subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.

The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. On March 29, 2004, US Fire

paid a cash shareholder dividend of $80,000. On March 30, 2004 and June 25, 2004, Crum & Forster paid cash shareholder dividends to Fairfax in the amounts of $42,500 and $19,000, respectively. The remaining amount was allocated for the payment of corporate expenses. US Fire may not pay further shareholder dividends in 2004. North River is not permitted to pay dividends in 2004, as it did not have positive statutory earned surplus at December 31, 2003. As of September 30, 2004, US Fire had statutory earned surplus of approximately $94,000 and North River reported negative statutory earned surplus of approximately $6,000. Based on consolidated net income through September 30, 2004, the Company may not pay further shareholder dividends under the terms of the Senior Notes.

The Notes, which bear interest payable semi-annually at 10.375%, mature on June 15, 2013. The net proceeds from the offering of $290,955 were used to fund an interest escrow account of approximately $63,115 to make the first four semi-annual interest payments and to pay a dividend to Fairfax in the amount of $217,885, with the remainder used to pay related financing costs.

Under the terms of the Notes, the Company has significant restrictions on the amount of new debt that may be incurred. Pursuant to a non-interest bearing standby credit agreement between Fairfax Financial and the Company, under certain circumstances, the Company has the ability to borrow up to $40,000 from Fairfax Financial to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through September 30, 2004, there have been no borrowings under this agreement.

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

Cash provided by operating activities for the nine months ended September 30, 2004 was $117,568, as compared to $89,545 for the nine months ended September 30, 2003. The principal reasons for improved cash flows from operations in 2004 were growth in premiums written, partially offset by increased income tax payments. Income tax payments were higher by $40,823 for the nine months ended September 30, 2004, as compared to the same period in 2003, as the majority of the Company’s subsidiary net operating losses were utilized in late 2003.

Purchases of available-for-sale securities comprised the majority of cash used in investing activities for the nine months ended September 30, 2004. Cash used in investing activities was $1,802,353 for the nine months ended September 30, 2004, reflecting primarily purchases of United States Treasury securities in the first quarter of 2004, as compared to cash provided by investing activities of $1,586,595 for the nine months ended September 30, 2003, which primarily reflected significant sales of investments in the second quarter of 2003.

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

Shareholder’s equity was $800,799 at September 30, 2004 as compared to $906,115 at December 31, 2003. The decrease was primarily the result of dividends paid to Fairfax and unrealized losses on investments during 2004. The Company’s combined statutory policyholders’ surplus was approximately $1,067,385 at September 30, 2004, as compared to $1,107,435 at December 31, 2003. Effective March 30, 2004, the State of Delaware enacted legislation to adopt certain insurance accounting standards promulgated by the National Association of Insurance Commissioners. The adoption of such standards resulted in an increase in the Company’s combined statutory policyholders’ surplus of $28,138, principally relating to the recognition of goodwill. The decline in the Company’s combined statutory surplus was attributable to a dividend payment of $80,000 offset by the aforementioned goodwill adjustment.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, was $3,080,589 at September 30, 2004. Investments in available-for-sale fixed income and equity securities are summarized as follows:

	At September 30, 2004
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,760,347	$5,499	$48,280	$1,717,566
States, municipalities and political subdivisions	8,999	264	—	9,263
Public utilities	45,275	10,439	—	55,714
Other corporate bonds	311,578	16,235	20,531	307,282

Total fixed income securities	2,126,199	32,437	68,811	2,089,825

Equity securities:
Common stocks of banks, trusts and insurance companies	195,691	50,737	17,082	229,346
Common stocks of industrial and other companies	215,151	10,723	20,658	205,216

Total equity securities	410,842	61,460	37,740	434,562

Total investments available for sale	$2,537,041	$93,897	$106,551	$2,524,387

Certain individual investments within the Company’s available-for-sale securities portfolio had gross unrealized losses as of September 30, 2004 totaling $106,551, of which $68,811 was attributed to fixed income securities, and $37,740 was attributed to equity securities. United States Treasury securities, the majority of which mature in 2018 or beyond, accounted for $48,280 of the gross unrealized losses in the fixed income portfolio. Gross unrealized losses of $106,551 represented 5.1% of the cost of such securities in the aggregate. An aging of available-for-sale securities in a loss position follows:

	At September 30, 2004
				Total
			Greater	Gross
	0 to 6	7 to 12	Than 12	Unrealized
	Months	Months	Months	Losses
Fixed income securities:
United States government and government agencies and authorities	$1,849	$45,779	$652	$48,280
Other corporate bonds	5,582	14,949	—	20,531

Total fixed income securities	7,431	60,728	652	68,811

Equity securities:
Common stocks of banks, trusts and insurance companies	6,022	11,060	—	17,082
Common stocks of industrial and other companies	17,494	3,164	—	20,658

Total equity securities	23,516	14,224	—	37,740

Total investments available for sale	$30,947	$74,952	$652	$106,551

The amortized cost and fair value of fixed income securities by contractual maturity are shown below. Actual maturities may differ from maturities shown below due to the existence of call or put features. At September 30, 2004, securities containing call and put features represented 2.3% and 2.4%, respectively, of total fair value of the fixed income portfolio.

	At September 30, 2004
	Amortized Cost	Fair Value
Due in one year or less	$4,787	$4,811
Due after one year through five years	61,154	51,881
Due after five years through ten years	36,156	41,679
Due after ten years through twenty years	1,318,382	1,282,168
Due after twenty years	705,720	709,286

Total fixed income investments	$2,126,199	$2,089,825

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. The Company seeks to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces its exposure to credit risk on these fixed income investments to an acceptable level. As of September 30, 2004, the Company’s fixed income securities had a weighted average credit rating of AA.

As of September 30, 2004 and December 31, 2003, 95.8% and 74.9%, respectively, of the Company’s fixed income portfolio consisted of securities rated investment grade. The higher proportion of investment grade securities at September 30, 2004 was due primarily to the reinvestment of more than $1.0 billion of cash and cash equivalents principally in United States Treasury securities in March of 2004.

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

Regulatory Matter

Effective January 1, 2004 and July 1, 2004, the State of California adopted certain Workers’ Compensation reform legislation, which would take effect over the course of several months, with the greatest impact starting in January 2005. The legislation requires, among other things, for carriers to file a loss cost reduction. The total rate impact of the changes in loss costs and other expense items filed by the Company in 2004 amounts to a reduction of 4.8%. The full impact of these regulatory changes cannot be determined at the current time.

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

The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis points increments. This analysis was performed on each security individually.

	At September 30, 2004
	Fair Value
	of Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change
200 basis point decline	$2,647,851	$558,026	26.7%
100 basis point decline	$2,346,562	$256,737	12.3%
Base scenario	$2,089,825	$—	—%
100 basis point rise	$1,875,418	$(214,407)	(10.3)%
200 basis point rise	$1,692,917	$(396,908)	(19.0)%

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

Equity Price Risk

As of September 30, 2004, 14.1% of the Company’s total investment portfolio, including cash and cash equivalents, was in equity securities (unaffiliated and affiliated). Marketable equity securities, which represented approximately 13.6% of the total investment portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A hypothetical 10.0% decline in the price of each of these marketable equity securities would result in a total decline of approximately $41,999, at September 30, 2004, in the fair value of the equity portfolio.

In July 2004, as an economic hedge against a decline in the equity markets, the Company executed a short sale of approximately $200,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchase of the SPDRs to $40,000. The Company expects that a decrease in the SPDRs obligation will reduce losses in its equity portfolio in the event of a decline in the equity markets.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2004, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $383,350, or 12.4%, of the total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated securities and British pound denominated securities, which represented 4.8% and 3.3%, respectively, of the total investment portfolio, including cash and cash equivalents, as of September 30, 2004. The potential impact of a hypothetical 10.0% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a decline in the fair value of the total investment portfolio of approximately $38,335 at September 30, 2004.

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

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)

Date: November 5, 2004	By:	/s/ Nikolas Antonopoulos Nikolas Antonopoulos Chief Executive Officer and President

Date: November 5, 2004	By:	/s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

*10.31	Retirement and Consulting Agreement of Bruce Esselborn effective as of June 15, 2004.

*31.1	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk factors” in the Company’s Registration Statement on Form S-4 (Registration No. 333-107722), to which Amendment No. 4 was filed with the Securities and Exchange Commission on March 15, 2004).

*	Filed herewith