Form 10-K
period 2004-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2005-03-07
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended:	Commission File Number:
	December 31, 2004	333-84068

Crum & Forster Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Crum & Forster Holdings Corp.
305 Madison Avenue, Morristown, New Jersey 07962
(973) 490-6600
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.              Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                      [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.       Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at February 28, 2005
Common Stock, $.01 Par Value	100

Documents Incorporated by Reference
     None

CRUM & FORSTER HOLDINGS CORP.

Form 10-K

Index

	Statements Regarding Forward-Looking Information	4
PART I
ITEM 1.	BUSINESS	5
	Overview	5
	Corporate Structure	5
	Lines of Business	7
	Geographic Distribution	9
	Business Development and Methods of Distribution	10
	Pricing and Underwriting	11
	Catastrophe Management	12
	Reinsurance	13
	Claims Management	16
	Reserves	17
	Asbestos, Environmental and Other Latent Exposures	20
	Investments	26
	Competition	27
	Ratings	28
	Insurance Regulatory Matters	28
	Employees	34
	Risk Factors	35
ITEM 2.	PROPERTIES	43
ITEM 3.	LEGAL PROCEEDINGS	43
	Litigation	43
	Insurance Industry Investigations	43
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	44

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	44
ITEM 6.	SELECTED FINANCIAL DATA	44
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
	Critical Accounting Policies and Estimates	46
	Summary of Operations	50
	Results of Operations	52
	Liquidity and Capital Resources	58
	Contractual Obligations	60
	Regulatory Issues	61
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
	Interest Rate Risk	62
	Equity Price Risk	62
	Foreign Currency Exchange Rate Risk	63
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	64
	Index to Consolidated Financial Statements	64
	Report of Independent Registered Public Accounting Firm	65
	Consolidated Balance Sheets at December 31, 2004 and 2003	66
	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	67
	Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002	68
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	69
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	70
	Notes to Consolidated Financial Statements	71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	95
ITEM 9A.	CONTROLS AND PROCEDURES	95
	Evaluation of Disclosure Controls and Procedures	95
	Changes in Internal Controls Over Financial Reporting	95
ITEM 9B.	OTHER INFORMATION	95

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	95
	Directors and Executive Officers	95
	Key Employees of the Operating Companies	96
	Audit Committee and Audit Committee Financial Expert	97
	Compensation of Directors	97
	Code of Ethics	97
ITEM 11.	EXECUTIVE COMPENSATION	98
	Executive Compensation	98
	Employment and Retirement Agreements; Change of Control Arrangements	99
	Compensation Committee Interlocks and Insider Participation	101
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	101
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	101
	Investment Agreements	101
	Investments in and Transactions With Affiliates	102
	Reinsurance Arrangements	102
	Claims Services and Management Arrangements	103
	Information Technology Services Agreement	103
	Benefit Claims Payment Agreement	103
	Fairfax Insurance Coverage	104
	Tax Sharing Arrangements	104
	Borrowing from Fairfax	104
	Other Agreement	104
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	105
	Audit Fees	105
	Audit-Related Fees	105
	Tax Fees	105
	All Other Fees	105
	Audit Committee Pre-Approval Policies and Procedures	105

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	105
	Financial Statement Schedules	105
	Exhibits	106
	SIGNATURES	109
	POWER OF ATTORNEY	109
	INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES	110
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	111
	Schedule I—Summary of Investments Other Than Investments in Related Parties	112
	Schedule II—Condensed Parent Company Only Balance Sheets at December 31, 2004 and 2003	113
	Schedule II—Condensed Parent Company Only Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	114
	Schedule II—Condensed Parent Company Only Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	115
	Schedule V—Valuation and Qualifying Accounts	116
	EXHIBITS

The following annual report on Form 10-K relates to the business operations and financial results of Crum & Forster Holdings Corp. and subsidiaries. References in this report to the “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”), Crum and Forster Insurance Company (“CF Insurance”) and Crum & Forster Underwriters Co. of Ohio (“CF Underwriters”). Effective July 1, 2004, CF Underwriters was merged into US Fire. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company (“CF Specialty”). North River owns 100% of the stock of Seneca Insurance Company Inc. (“Seneca”) and its subsidiaries. References to “Fairfax” refer to Fairfax Financial Holdings Limited, which holds a 100% indirect interest in Fairfax Inc., Crum & Forster’s parent company.

The Company’s principal executive offices are located at 305 Madison Avenue, Morristown, NJ 07962 and its telephone number at that address is (973) 490-6600. The Company’s website is http://www.cfins.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to these reports filed or furnished pursuant to Section 13(c) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Competitive conditions in the insurance market;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Inability to realize the Company’s investment objectives;

•	Inability of certain of the Company’s insurance subsidiaries to pay dividends;

•	Inability to obtain reinsurance coverage on reasonable terms and prices;

•	Exposure to credit risk, in the event reinsurers or insureds that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

Although the Company believes that these statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. The Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through its home office and a regional branch network, allowing it to centrally control the underwriting process, respond to local market conditions and build close relationships with producers and insureds. The Company has over 1,000 producers located throughout the United States. These producers include national brokers, independent regional retail firms and wholesale brokers. The Company’s two largest producers accounted for 14% and 6% of gross premiums written in 2004.

The Company’s objective is to expand opportunistically into classes of business or market segments that are consistent with its underwriting expertise and have the potential to generate an underwriting profit. Management believes the Company’s ability to identify and react to changing market conditions provides it with a competitive advantage. Based on the experience and underwriting expertise of management, the Company seeks to write new lines of business and expand existing classes of business depending upon market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted insured groups and underwrites specific types of coverage for markets that are generally underserved by the industry.

In 2004, the Company generated $1,139 million of gross premiums written, $918.3 million of net premiums written and $1,072.3 million of total revenues. Approximately 66% of the Company’s 2004 business related to casualty coverage and 34% to property coverage, as measured by gross premiums written. For the year ended December 31, 2004, the Company’s combined ratio was 111.8%, including a 10.6 percentage point impact from hurricanes Charley, Frances, Jeanne and Ivan. As of December 31, 2004, the Company had cash and invested assets of $3.2 billion, total assets of $6.0 billion, stockholder’s equity of $881.2 million and policyholders’ surplus of $1.2 billion.

Corporate Structure

Crum & Forster is a Delaware holding company, which is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is wholly-owned by FFHL Group Ltd., a Canadian holding company, which is owned by Fairfax, a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange and the New York Stock Exchange under the symbol “FFH”.

Crum & Forster was established for the purpose of holding the capital stock of Crum & Forster Holding Inc. (“Holding”), another wholly-owned subsidiary of Fairfax Inc., and had no operations prior to becoming the parent of Holding. On June 5, 2003, a merger of entities under common control occurred at historical cost, whereby the capital stock of Holding was contributed to Crum & Forster and, accordingly, Crum & Forster became the parent of Holding.

Crum & Forster is a major component of the U.S. commercial property and casualty insurance operations of Fairfax, which is principally engaged in property and casualty insurance and reinsurance, investment management and insurance claims management. Crum & Forster was acquired by Fairfax on August 13, 1998.

Each of the Company’s major subsidiaries is depicted below:

Fairfax Financial Holdings Limited
(Fairfax)
(Canada)
FFHL Group Ltd.
(Canada)
Fairfax Inc.
(Wyoming)
Crum & Forster Holdings Corp.
(Crum & Forster)
(Delaware)
Crum & Forster Holding Inc.
(Holding)
(Delaware)
United States Fire Insurance Company
(US Fire)
(Delaware)
The North River Insurance Company
(North River)
(New Jersey)
Crum and Forster Insurance Company
(CF Insurance)
(New Jersey)
Crum & Forster Indemnity Company
(CF Indemnity)
(Delaware)
Crum & Forster Specialty Insurance Company
(CF Specialty)
(Arizona)
Seneca Insurance Company, Inc.
(Seneca)
(New York)
Seneca Specialty Insurance Company
(Seneca Specialty)
(Arizona)

The Company acquired Seneca and its subsidiaries in August 2000 and acquired CF Specialty (formerly Transnational Insurance Company) in December 2000. US Fire and CF Indemnity completed a redomestication from New York to Delaware in December 2003. The Company merged Crum & Forster Underwriters Co. of Ohio into US Fire effective July 1, 2004.

Crum & Forster’s insurance subsidiaries, except CF Specialty and Seneca and its subsidiaries, participate in an intercompany pooling arrangement pursuant to which the premiums, losses and other underwriting expenses of each participant are pooled by means of mutual reinsurance on a fixed-percentage basis as follows: US Fire, 76%, North River, 22%, CF Insurance, 1% and CF Indemnity, 1%. The intercompany agreement provides that US Fire, acting as the lead company, assumes from the other pool participants 100% of their premiums, losses and other underwriting expenses, and, in turn, cedes to each pool participant its participating percentage of premiums, losses and other underwriting expenses. The pooling arrangement permits each pool participant to rely on the capacity of the entire pool, rather than solely on its own capital and surplus. Further, it prevents any one pool participant from suffering undue losses, as all pool participants share underwriting profits and losses in proportion to their respective pool participation percentages. CF Specialty and Seneca and its subsidiaries operate independently from the pool.

Lines of Business

Crum & Forster offers a broad range of property and casualty insurance coverage to commercial accounts located throughout the United States. In 2004, 2003 and 2002, the Company reported $1,139 million, $1,104.2 million and $898.4 million, respectively, of gross premiums written in six major lines of business. Gross premiums written for each of these lines of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2004		2003		2002
	$	%	$	%	$	%
Workers’ compensation	$311.3	27.3%	$288.0	26.0%	$205.6	22.9%
General liability	252.8	22.2	254.9	23.1	215.7	24.0
Property	299.1	26.3	319.2	28.9	270.2	30.1
Commercial automobile	190.1	16.7	168.6	15.3	131.6	14.6
Commercial multi-peril	52.1	4.6	42.9	3.9	49.7	5.5
Surety	33.6	2.9	30.6	2.8	25.6	2.9

Total gross premiums written	$1,139.0	100.0%	$1,104.2	100.0%	$898.4	100.0%

Workers’ compensation provides coverage for the obligations of an employer under state law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. Typically, there are four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The Company offers three types of workers’ compensation products:

•	guaranteed cost products, in which policy premiums are fixed for the period of coverage and do not vary as a result of the insured’s loss experience;

•	large deductible policies; and

•	retrospectively rated policies.

Generally, premiums are primarily a function of:

•	the applicable premium rate, which varies according to the employee’s duties and the business of the employer;

•	the insured employer’s experience modification factor (where applicable); and

•	the insured employer’s payroll.

Generally, a deposit premium is paid at the beginning of the policy period and periodic installments are paid during the policy period. The final premium is determined at the end of the policy period and after the employer’s payroll records are audited. Premiums are continually reviewed for adequacy using an actuarial analysis of current and anticipated trends.

The Company applies a comprehensive approach to workers’ compensation business that benefits both Crum & Forster and its insureds. Loss prevention services focused on workplace safety and the prevention of accidents are provided to the Company’s insureds. The Company emphasizes loss cost containment methods, which involve employers, employees and care providers that focus on cost-effective quality care and early return to work for injured employees. The Company also strives to prevent costs associated with fraudulent claims by applying a proactive approach to investigation and litigation of claims, where appropriate.

The distribution of total workers’ compensation gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Guaranteed cost	78.3%	80.6%	79.7%
Large deductible	15.4	19.3	17.6
Retrospectively rated	6.3	0.1	2.7

Total workers’ compensation	100.0%	100.0%	100.0%

With respect to deductible policies, the average insured retention is approximately $250,000 and the average premium discount from standard premium, recognizing the reduced net loss exposure, is approximately 72%. The apparent increase in retrospectively rated premium as a percentage of the workers’ compensation total is primarily due to several larger policies which were written on a modified retrospectively rated plan, whereby all final premium is determined within approximately 18 months from the inception date of the policy.

General liability provides coverage for liability exposures, including bodily injury and third-party property damage arising from products sold and general business operations. General liability also includes coverage to protect insureds against third-party personal injury. This includes umbrella coverage, which provides additional insurance protection to businesses for amounts that exceed the limits of their primary liability policies with the Company or another insurance carrier. Approximately 77% of the Company’s umbrella premiums are for accounts for which the underlying liability coverage is provided by another insurance carrier. In 2004, approximately 85% of the Company’s umbrella gross premiums written were associated with policies having an attachment point of $1 million. The average umbrella policy limit written in 2004 was approximately $10 million. The Company also writes specialty classes, such as directors’ and officers’ liability, which involves coverage for liability arising from the actions of directors and officers in their official capacities, and employment practices liability, which protects the insured from liability arising from employment policies and plans, such as discrimination and harassment. The distribution of the Company’s total general liability gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Umbrella liability	34.0%	30.8%	33.9%
Products liability	10.5	7.9	16.5
Directors’ and officers’ liability	9.7	11.5	9.4
Employment practices liability	3.8	2.8	2.2
All other general liability	42.0	47.0	38.0

Total general liability	100.0%	100.0%	100.0%

Property provides coverage for loss or damage to buildings, inventory and equipment and financial loss due to business interruption resulting from covered property damage. Policies are typically “all risk” in nature, providing protection from natural disasters, including losses from hurricanes, windstorms, earthquakes, hail and severe winter weather, and other events, such as theft and vandalism, fires, explosions and storms. Certain risks, such as war and nuclear risk, are generally excluded from all policies. Property insurance is principally provided through fire and allied lines and inland marine coverage. Fire and allied lines insure business property for damage and protect businesses from financial loss due to business interruption. Inland marine provides coverage for goods in transit and builders’ risk for buildings in the course of construction and for tools and contractors’ equipment. Policies written on an excess basis comprised approximately 18%, 23% and 38% of property gross premiums written in 2004, 2003 and 2002, respectively. The proportion of property writings comprised of policies written on an excess basis decreased in 2003 principally due to the willingness of some competitors to offer large primary limits of coverage, thereby reducing the insured’s need to purchase excess property policies.

The distribution of total property gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Fire and allied lines	80.9%	82.2%	80.7%
Inland marine	12.4	12.7	13.7
Other	6.7	5.1	5.6

Total property	100.0%	100.0%	100.0%

Commercial automobile provides coverage for businesses against losses arising from bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business. The Company targets insureds with fleets of 25 to 75 vehicles, particularly those with newer model year vehicles, low driver turnover and good driving records.

Commercial multi-peril combines property and liability coverage under one insurance policy. The Company typically writes these package policies for smaller businesses where expense advantages can be gained by combining these coverages rather than purchasing two separate policies. For the years ended December 31, 2004, 2003 and 2002, approximately 44.5%, 46.1% and 55.2%, respectively, of commercial multi-peril gross premiums written were attributable to property coverage.

Surety involves third-party agreements in which the issuer of the bond (the “surety”) joins with a second party (the “principal”) in guaranteeing to a third party (the “owner/obligee”) the fulfillment of some obligation on the part of the principal. The surety generally has a right to recover from the principal any losses or expenses paid to the owner/obligee.

Surety is generally classified into two broad types: contract bonds and commercial bonds. Contract bonds secure a contractor’s performance and/or payment obligation, generally with respect to a construction project, and are typically required by federal, state and local governments for public works projects. The Company’s average contract bond amount was approximately $1.7 million in 2004, with an average job length of approximately 1.2 years. Commercial bonds cover obligations typically required by law or regulation such as bail bonds and license and permit bonds. Bail bonds provide for the issuance of financial security to a court to guarantee the return, at specific dates, of a person facing criminal charges.

The distribution of the Company’s total surety gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Contract bonds	77.8%	69.6%	66.4%
Bail bonds	13.6	17.2	20.6
Other commercial bonds	8.6	13.2	13.0

Total surety	100.0%	100.0%	100.0%

Geographic Distribution

The Company is licensed and currently writes insurance in all 50 states. For the year ended December 31, 2004, the top ten states represented 74.7% of direct premiums written.

The distribution of direct premiums written by state, as a percentage of total direct premiums written, is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
California	22.0%	22.6%	15.6%
New York	11.0	10.5	12.0
Florida	9.8	9.8	11.4
New Jersey	7.1	7.2	6.1
Texas	6.3	7.0	7.1
Pennsylvania	6.1	6.2	6.0
Illinois	4.1	4.5	5.9
Massachusetts	3.8	3.4	3.8
Georgia	2.5	2.1	1.8
Colorado	2.0	2.2	2.6
All other states[1]	25.3	24.5	27.7

Total direct premiums written	100.0%	100.0%	100.0%

[1]	No other state comprised more than 1.9% of total direct premiums written in 2004, 2003 or 2002.

The Company has significantly expanded its workers’ compensation writings in California since 2000. Despite the fact that California workers’ compensation results have historically been unprofitable for much of the industry, the Company saw an opportunity for profitable growth based on: (a) a displaced workers’ compensation market in California which enabled the Company to be very conservative in risk selection and pricing; (b) the establishment of newly staffed underwriting centers in Los Angeles and San Francisco with very technically strong and experienced local workers’ compensation underwriters; (c) freedom from loss experience legacy issues in the state; and (d) high workers’ compensation rates in California relative to other states and a promising environment for regulatory reform that should further improve the state’s performance.

In 2003 and 2004, significant insurance regulatory reform took place in California. The combination of these reform efforts and strong rate increases over the past few years has led to a dramatic improvement in the industry’s workers’ compensation accident year loss ratios. As of September 30, 2004, the Worker’s Compensation Insurance Rating Bureau of California projects the workers’ compensation ultimate accident year loss ratio to fall from 138.4% in 2000 to 57.3% in 2003.

Business Development and Methods of Distribution

The Company’s gross premiums written are derived from renewal of in-force policies, generation of new policies and endorsement activity, including additional or return premiums due upon audit. Central to the Company’s premium production management are efforts to maintain or improve renewal retention rates and to increase the Company’s new business production through improvements in the “quote ratio” (the ratio of quotes issued to submissions received) and the “hit ratio” (the ratio of new policies bound to quotes issued), while first and foremost maintaining adequate rates for the exposures.

Crum & Forster depends on producers to provide it with access to a wide range of business opportunities. The Company’s ability to develop strong and mutually beneficial relationships, and successfully market its products and services to producers, is paramount to its success. Generally, the Company’s business is distributed through more than 1,000 producers located throughout the United States. Crum & Forster intends to continue to expand its producer force. The Company offers its producers underwriting expertise and timely policy processing, which assists them in placing business in underserved markets. The Company’s service extends to loss control and claims services, particularly on large accounts where this expertise is highly valued by both the producer and the insured.

Producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. Additionally, the Company pays contingent commissions to certain producers based on achievement by the producer of agreed-upon targets in such areas as renewal retention and new business production. Out of total producer compensation incurred in 2004, 2003 and 2002 of $128.2 million, $125.2 million and $99.9 million respectively, contingent commissions paid to producers in those years totaled $12 million, $8.9 million and $4.4 million, respectively. Due to early termination in 2004 of such agreements by certain producers, payments in 2005 related to 2004 will be lower by approximately $2 million.

Crum & Forster’s producers generally fall into three categories: national brokers, independent regional retail firms and wholesale brokers. Each of these channels has its own distinct distribution characteristics and customers. National brokers generally have a significant number of locations throughout the United States and target larger risks requiring complex insurance analysis and placement. The Company’s policies with these producers tend to be larger, loss rated casualty products and excess property policies. Independent regional retail firms generally operate in a limited geographic region. These producers often focus on mid-size accounts. Wholesale brokers primarily produce business that retail firms have difficulty placing because it is unique, unusual or hazardous.

The percentage of business from these categories of producers, based on gross premiums written, is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
National brokers	34.9%	34.4%	34.8%
Wholesale brokers	33.5	32.2	26.3
Independent regional retail firms	31.6	33.4	38.9

Total direct premiums written.	100.0%	100.0%	100.0%

Gross premiums written from new business by producer category are as follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
National brokers	$134.0	$178.8	$170.4
Wholesale brokers	163.9	202.4	161.7
Independent regional retail firms	123.8	157.3	132.1

Total gross premiums written from new business	$421.7	$538.5	$464.2

During 2004, the Company’s new business production decreased by approximately 22% as the market has softened and competition for new business, particularly from higher rated companies, has intensified. The Company’s business strategy is designed to increase gross premiums written through increasing volume with existing producers, while selectively adding new producers. Renewal retention rates have increased by five percentage points despite the softening market.

For discussions of recent investigations by governmental authorities into certain business practices within the insurance industry, see “—Risk Factors—Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties” and “Item 3. Legal Proceedings”.

Pricing and Underwriting

The Company adheres to a disciplined underwriting strategy that focuses on profitability without regard to premium growth or market share. Each policy is individually underwritten based on the particular risk and class of business. Prices are set based on these risk characteristics and consider other factors such as estimated frequency and severity of expected losses, the expenses of producing the business and managing claims and an allowance for an underwriting profit. The Company’s disciplined underwriting strategy may restrict its premium growth when market conditions do not meet pricing and underwriting standards.

The Company’s underwriting process is centrally controlled by profit center executives in the home office, who have extensive experience in the insurance industry. Each executive is held accountable for the underwriting results of his or her line of business. Underwriting authority levels are established based on characteristics such as class of business, hazard grade and policy limit and are assigned based on the experience and expertise of the underwriter. Regional underwriting profit center managers report to the home office executives on all underwriting matters. Field underwriters have limited authority to underwrite policies, with the result that a significant amount of business is underwritten directly by underwriters in the home office.

The Company’s business is either manually rated or loss-rated, generally depending on the size of the risk to be priced. Manual rating begins with a classification rate provided by an industry-rating bureau. Deviations from this rate based on the individual characteristics and loss history of the risk, as well as the desirability of the class of business, are then determined. Loss rating is used where there is no appropriate classification rate, and the rate is developed entirely on the basis of the specific characteristics of the individual risk. A significant portion of the Company’s business is large enough to be rated on its own loss history. This loss rated business is within the workers’ compensation, general liability and commercial automobile lines of business and includes guaranteed cost policies, where policy premiums are fixed, and loss sensitive rating programs, where the ultimate costs to the insured are dependent upon its loss experience. The underwriting of larger loss rated business requires approval by home office underwriting and actuarial personnel.

Loss sensitive business includes retrospectively rated policies, in which premiums are adjusted based on the actual loss experience of the insured, and large deductible policies, where the insured must reimburse the Company for any losses within the deductible. Both of these loss sensitive products expose Crum & Forster to potential credit risk since the Company may be due payment from the insured after coverage has been provided. Loss sensitive policies are subject to extensive financial analysis prior to binding, and generally require that the insured provide collateral as a condition to writing the policy. For further discussion of such credit risk, see "—Risk Factors”.

A significant amount of the Company’s current property business is written in excess of one or more underlying insurance policies. Pricing of excess property business requires significant underwriting expertise. Consideration is also given to pricing as a percentage of total insured value. Inland marine is typically rated individually by the underwriter based on the characteristics of the risk and the class of business, without the use of an industry manual rate. The Company’s underwriting of property also considers the aggregate exposures to natural catastrophic losses and attempts to mitigate such exposure. The Company monitors total insured values in areas most susceptible to a hurricane or earthquake event and uses modeling software to quantify the probable maximum loss on such events. Catastrophe exposure is also considered when pricing individual property risks.

Surety underwriting requires significant financial analysis, as well as underwriting expertise. Collateral may be required as a condition to writing the bond. In the Company’s bail bond business, Crum & Forster deals with one agent, who, in turn, deals with a significant number of agents nationally. These obligations are secured by both the one agent Crum & Forster deals with and its agents. The Company must approve, prior to binding, all bail bonds with values in excess of $500,000.

The Company closely monitors its underwriting on an ongoing basis to enforce compliance with standards throughout the field organization. At the Company’s principal insurance subsidiaries, a premium register, which lists each policy processed on the prior day, is distributed daily to senior management and to the home office underwriting executives. On larger policies, a more detailed underwriting summary sheet is prepared and distributed to senior management and the home office underwriting executives on a timely basis. This report identifies the insured name, line of business, policy premium, commission, prior loss history and other relevant information relating to the risk. A detailed price monitoring process is conducted by actuarial personnel, with region and line of business pricing results released on a weekly and monthly basis. These pricing results include price increases on policies that are renewed and new business prices versus established targets that are intended to produce an underwriting profit. Large accounts, which are rated based on their own loss history, are monitored separately with an expected combined ratio quantified for each account.

Catastrophe Management

Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, tornados, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, and man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, tornados, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty lines for which the Company provides insurance. For example, the terrorist attacks on September 11, 2001 caused losses in several of the Company’s lines, including business interruption, business personal property and workers’ compensation.

Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon the Company’s net income and financial condition. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have, from time to time, passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.

The Company closely monitors catastrophe exposure on an individual risk and book of business basis. Each property risk is written with an occurrence limit and every policy with catastrophe exposure has a significant minimum deductible for the catastrophe exposure. A catastrophe risk analysis is run on each account with catastrophe exposure to assess the potential loss.

On a book of business basis, Crum & Forster monitors its aggregate property exposure each month. The Company runs an extensive catastrophe model each quarter to assess its probable maximum loss on both a 250-year and 100-year event basis. After September 11, 2001, the Company began to monitor its concentration of workers’ compensation exposures in more detail. As a result of database enhancements and increased information gathered on the Company’s insureds, a significant majority of employees are captured by location in the systems. Accumulations are managed by zip code and monitored during the quoting process.

The Company has entered into property and workers’ compensation catastrophe reinsurance arrangements that are designed to protect it in the event of catastrophes.

Reinsurance

In order to control the exposure to losses and protect capital resources, the Company cedes a portion of its gross policy premiums to reinsurers in exchange for the reinsurer’s agreement to share a portion of the covered losses. Reinsurance is a practice whereby one insurer, called the “reinsurer”, agrees to indemnify another insurer, called the “ceding insurer”, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The purchase of reinsurance does not discharge the Company from primary liability to its policyholders. The net liability retained on individual risks varies by product and by the nature of the risk. Insured liabilities can be reinsured either by treaty, wherein reinsurers agree in advance to provide coverage above retained limits or for a specified percentage of losses attributable to specific policies, or by facultative arrangements, wherein reinsurance is provided for individual risks based on individual negotiations.

The Company’s maximum retention and reinsured limits for policies currently being written are summarized as follows:

Maximum
Reinsured
(dollars in millions)	Maximum Retention	Limits[1]
General liability per risk:
Umbrella	$ 2.0	$ 23.0
Directors’ and officers’ liability — primary policies	$ 2.0	$ 8.0
Directors’ and officers’ liability — excess policies	Variable Quota Share[2]	$ 8.0
Workers’ compensation per occurrence	$ 2.0	$ 198.0
Property per risk	$ 2.0	$ 23.0
Surety per principal	$ 7.5	$ 7.5
Surety per bond — commercial	80% Quota Share[3]	$ 4.0
Surety per bond — contract	Variable Quota Share[4]	$ 27.1

[1]	Represents the amount of loss protection above the net retention on an excess of loss basis, unless otherwise noted. Certain layers within these reinsured limits are subject to aggregate limits and reinstatement provisions.
[2]	The Company retains 40% of policies with limits up to $5 million and 20% of policies with limits in excess of $5 million up to $10 million.
[3]	The Company’s maximum retention is 80% of $20 million, or $16 million. The average retention at December 31, 2004 for bonds ceded to the current treaty year was approximately $127,000 per bond.
[4]	The Company’s percentage retention varies based on the bond limit, from 80% of bond limits up to $2 million to 22.5% of bond limits in excess of $15 million up to $35 million. The average retention at December 31, 2004 for bonds ceded to the current treaty year was approximately $1 million per bond.

In general, other general liability policies and commercial automobile policies are written with limits of $1 million per occurrence and are not reinsured. General liability policies typically contain a $2 million aggregate limit.

The Company manages its exposure to catastrophes by monitoring the accumulation of insured value in catastrophe-prone areas. The Company’s property catastrophe reinsurance treaty protects it in the event of property losses arising from one defined catastrophic occurrence or series of events. This treaty provides $295 million of aggregate coverage in excess of the $25 million net retention. There is approximately 2.5% co-participation on the reinsured layer, which amounts to an additional retained loss of $7.4 million in the event that the entire treaty limit is utilized. Under certain conditions, the Company may recover $22.5 million of the $25 million net retention per occurrence.

From March 19, 2003 to December 31, 2004, the Company purchased terrorism coverage from nSpire Re Limited (“nSpire”, formerly ORC Re Limited), a subsidiary of Fairfax, for acts certified in accordance with the Terrorism Risk Insurance Act of 2002 (“TRIA”) in an amount and on terms which reduced the Company’s exposure to such acts to the amount of the deductible based on Crum & Forster’s pro-forma stand-alone direct premiums earned. The contract was not renewed for 2005. As a result, in the event of a TRIA-certified terrorist act in 2005, the Company could incur a loss of up to the aggregate deductible of participating Fairfax insurers, or $300 million, subject to terrorism reinsurance coverage provided by the Company’s other reinsurance contracts. For further discussion of TRIA, see “—Catastrophe Management”, “—Regulatory Matters—Terrorism Risk Insurance Act of 2002” and “—Risk Factors”.

For a detailed discussion of the Company’s reinsurance agreements, see Note 7 and Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.

As of December 31, 2004 and 2003, reinsurance recoverable was $1.8 billion and $1.7 billion, respectively, net of uncollectible reinsurance reserves. Included in net reinsurance recoverable at December 31, 2004 and 2003 are reserves for uncollectible paid and unpaid reinsurance totaling $40.9 million and $39.9 million, respectively.

Reinsurance recoverable at December 31, 2004 was due from approximately 315 reinsurers. Set forth below is a table showing the ten largest reinsurance recoverable balances by reinsurer. Amounts recoverable from pools and associations and contingent obligations associated with structured settlements with life insurance companies amounted to an additional $178.6 million, or 9.9% of the total reinsurance recoverable balance at December 31, 2004.

	At December 31, 2004
	A.M. Best	Security		Reinsurance		% of
(dollars in millions)	Rating[1]	Provided		Recoverable		Total
Inter-Ocean Reinsurance Company Limited (“Inter-Ocean”)	A–	$ 452.0	[2]	$452.0		25.0%
North American Specialty Insurance Company	A+	176.9	[3]	371.0		20.6
TIG Insurance Company(“TIG”)[4]	B+	-		134.4		7.4
Swiss Reinsurance America Corp (“Swiss Re”)	A+	-		105.5		5.8
General Reinsurance Corp.	A++	0.2	[3]	66.0		3.7
Federal Insurance Company	A++	48.5	[3]	58.3		3.2
American Re-Insurance Company (“American Re”)	A	-		33.5		1.9
Employers Reinsurance Corporation	A	-		29.8		1.7
nSpire	[9]	26.5	[5]	26.5		1.5
Converium Reinsurance (N.A.)	B–	-		20.0		1.1
Other		53.5	[6]	507.8	[7]	28.1

Total reinsurance recoverable		$ 757.6		$1,804.8	[8]	100.0%

[1]	The A.M. Best rating system includes ratings of “A++” and “A+” (which are “Superior” ratings), “A” and “A-” (which are “Excellent” ratings), “B++” and “B+” (which are “Very Good” ratings) and nine lower ratings categories.
[2]	Includes the value of Delaware Reg. 1003 compliant trust accounts (“Trusts”) as of December 31, 2004 in the amount of $323.3 million and $128.7 million in letters of credit.
[3]	Funds held balances as of December 31, 2004.
[4]	Effective December 16, 2002, International Insurance Company merged with TIG, a Fairfax subsidiary. TIG had capital and surplus as of December 31, 2004 of $742 million. These recoverable balances arise principally from a restructuring in 1993, prior to Fairfax’s acquisition of Crum & Forster.
[5]	Includes $20.6 million in letters of credit and the value of Trusts as of December 31, 2004 in the amount of $5.9 million.
[6]	Includes $39.5 million of letters of credit and $14.0 million of funds held.
[7]	92% of these recoverable balances, after applying the associated collateral, are from companies having an A.M. Best rating of “A-” or better.
[8]	Includes reserve for uncollectible reinsurance of $40.9 million.
[9]	Not rated.

Affiliated reinsurers

The Company has reinsurance agreements in effect with affiliates of Fairfax. As is the case with all reinsurance agreements, Crum & Forster bears credit risk regarding these agreements, both with respect to reinsurance recoverable reflected on the Company’s balance sheet as well as to contingent liabilities associated with reinsurance recoverable on future claims. For the years ended December 31, 2004, 2003 and 2002, the Company ceded premiums of $51 million, $54.8 million and $63.8 million, respectively, to affiliates under these reinsurance contracts.

Reinsurance recoverable balances from affiliated reinsurers reflected on the balance sheet are summarized as follows:

	At December 31, 2004
	Total
	Reinsurance	Paid	Outstanding
(dollars in millions)	Recoverable	Recoverable	Reserves[1]	Collateral
TIG	$ 134.4	$ 0.9	$ 133.5	$ -
nSpire	26.5	1.4	25.1	26.5
Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company)	14.8	1.0	13.8	-
Odyssey America Reinsurance Corporation	11.3	0.5	10.8	-
Clearwater Insurance Company (formerly Odyssey Reinsurance Corporation)	8.8	0.1	8.7	-

Total affiliated reinsurance recoverable balances	$ 195.8	$ 3.9	$ 191.9	$ 26.5

[1]	Includes case reserves and IBNR.

For a detailed description of the Company’s reinsurance arrangements with affiliates, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions—Reinsurance Arrangements”.

Corporate aggregate reinsurance

Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. No such reinsurance has been purchased for subsequent accident years. Per risk reinsurance designed to limit exposure to loss from any one claim or occurrence generally responds at the individual claim or occurrence level and is priced based on underlying loss costs and exposures. As a result, loss experience, net of the effect of this reinsurance, is generally consistent with the underlying gross loss experience. Reinsurance designed to limit accident year losses in the aggregate or adverse development of prior years’ loss and LAE reserves may significantly affect the reported loss experience for a given period in amounts or directions that are not consistent with the loss experience of the underlying policies. The prices paid for corporate aggregate reinsurance may also affect the underwriting expense ratios by reducing the net premiums earned, upon which the ratio is calculated. Therefore, management believes that presenting the Company’s results net of per risk reinsurance but before benefit of corporate aggregate reinsurance generally provides a more accurate portrayal of the actual loss experience of the underlying policies.

The Company’s corporate aggregate reinsurance contracts provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development covers, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under these contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over several years. These contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and generally provide that interest expense is charged to the Company, for the benefit of the reinsurers, on any premiums withheld. Interest rates specified in these contracts are 7.0% to 7.5%.

Amounts ceded under prospective contracts are recognized, as to premiums, as a reduction of premiums written and earned in the period in which premiums are ceded and, as to losses, as a reduction of incurred losses as the losses are ceded to the reinsurer. Under retroactive contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contract over premiums paid for coverage is deferred and amortized as a reduction to incurred losses over the expected period of recovery, generally many years, using the interest method. Under both prospective and retroactive contracts, funds held interest, if applicable, is recognized as a reduction of investment income in the period in which the interest is credited to the funds held account.

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Ceded losses	$ 10.0	$ 1.1	$ -
Less: ceded premiums	7.6	0.1	32.3
Less: funds held interest	9.2	7.5	11.4

Pre-tax earnings impact	$ (6.8)	$ (6.5)	$ (43.7)

As of December 31, 2004, one prospective contract, covering accident year 2002 only, has an unused limit available of $96.3 million in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2004 is 63.2%. No additional premium or funds held interest will be due under this contract upon usage of the remaining limit. The reinsurer under this contract is nSpire, a Fairfax affiliate. For further discussion of reinsurance contracts with affiliates, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions—Reinsurance Arrangements”.

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Increase in reinsurance recoverable due from reinsurers	$117.7	$98.6	$10.0
Less: related premiums paid	56.5	37.8	3.5

Income deferred during the year	61.2	60.8	6.5
Amortization of deferred income	(18.3)	(13.1)	(8.3)

Change in deferred income	42.9	47.7	(1.8)
Deferred income on retroactive reinsurance—beginning of year	180.5	132.8	134.6

Deferred income on retroactive reinsurance—end of year	$223.4	$180.5	$132.8

Funds held interest charged during the year	$21.3	$11.0	$5.9

As of December 31, 2004, the Company has available unused limits under two retroactive contracts with unaffiliated reinsurers. One contract covers accident periods prior to August 13, 1998 and has an unused limit available of $34.8 million, subject to sub-limits by line of business. There are no additional premiums or funds held interest due when the remaining coverage is used. The second contract, under which limits of approximately $29 million are available, covers accident years 2000 and prior. Premiums of approximately $12.2 million and funds held interest at an annual rate of 7% from October 1, 2001 to the end of the quarter in which the losses are ceded will be due upon usage of the remaining limit.

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows:

	Years Ended December 31,
(dollars in millions—increase (decrease))	2004	2003	2002
Premiums earned	$(7.6)	$(0.1)	$(32.3)
Investment income	(30.5)	(18.5)	(17.3)
Losses and LAE	(28.3)	(14.2)	(8.3)

Income before income taxes	$(9.8)	$(4.4)	$(41.3)

The Company estimates, assuming no additional premiums are credited to the funds held accounts, that the amount of interest to be charged against investment income on prospective and retroactive corporate aggregate reinsurance contracts will be approximately $19.2 million, $18.6 million and $17.6 million in 2005, 2006 and 2007, respectively.

As of December 31, 2004, reinsurance recoverable includes $444.1 million and $455.5 million related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $507.2 million has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Claims Management

Crum & Forster has developed claims cost management methodologies designed to monitor, control and measure all aspects of the claims resolution process. The Company has also developed and implemented competitive medical management and managed care programs to control workers’ compensation claim costs. The Company’s claims management philosophy emphasizes:

•	maintenance of timely and adequate reserves for claims and the cost-effective delivery of claims services by controlling losses and LAE;

•	financial integrity through the employment of investigative specialists, who attempt to limit fraudulent claims activity, and a program to pursue appropriate subrogation and recovery opportunities; and

•	exceptional customer service whereby the Company applies its resources toward pursuing timely investigation and resolution of customer claims and reducing claims costs.

Substantially all claims are handled by regional offices, with the exception of umbrella, high-value casualty and large property claims, which are handled in the home office. As of December 31, 2004, the Company had 350 employees dedicated to claims management and administration, 74 of whom were located at the Company’s headquarters, principally providing supervisory and control functions and certain claims handling. These employees include adjusters, litigation specialists, regional and corporate claims management, line specialists and support staff. The Company regularly conducts internal reviews and audits to monitor the regional offices’ adherence to claims policies and procedures, the adequacy of case reserves, LAE, productivity and service standards.

Pending and new claim counts by line of business, excluding asbestos, environmental and other latent claims, are summarized as follows:

	At December 31,
	2004	2003	2002
Workers’ compensation[1]	11,293	10,475	11,361
General liability	4,687	6,219	7,203
Commercial automobile	4,141	3,920	4,745
All other	1,916	1,690	1,260

Total pending claims	22,037	22,304	24,569

[1]	Excludes medical only claim counts

	Years Ended December 31,
	2004	2003	2002
Workers’ compensation[1]	8,053	7,261	7,809
General liability	3,647	4,799	5,071
Commercial automobile	11,845	9,981	11,574
All other	4,009	4,098	4,965

Total new claims	27,554	26,139	29,419

[1]	Excludes medical only claim counts of 17,957, 17,333 and 17,669 for the years ended December 31, 2004, 2003 and 2002, respectively.

Since 1985, Crum & Forster has used a specialized claims unit to manage its asbestos, environmental and other latent claims. Currently, the Company employs RiverStone Claims Management LLC (“RiverStone”), a Fairfax affiliate focused on providing claim and reinsurance recovery services with respect to asbestos, environmental and other latent exposure claims to Fairfax and its affiliates.

Reserves

Property and casualty insurers establish reserves to provide for future amounts needed to pay claims with respect to insured events that have occurred, including events that have not yet been reported to the insurer. Reserves are also established for LAE, representing the estimated expenses of adjusting claims, including legal and other fees, and general expenses of administering the claims settlement process.

After a claim is reported, claims personnel establish a “case reserve”, where appropriate, for the estimated amount of the ultimate loss payment. The estimate reflects the informed judgment of management based on reserving practices and management’s experience and knowledge regarding the nature and value of the specific type of claim with the goal of setting reserves at the ultimate expected loss amount as information becomes available. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established, on an aggregate basis, for losses incurred but not reported (“IBNR”) to the insurer and for potential further loss development on reported claims, including LAE. As of December 31, 2004, total gross reserves for unpaid losses and LAE were $3.4 billion, of which $1.5 billion related to case reserves and $1.9 billion related to IBNR reserves.

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid LAE principally from actuarial analyses of historical development patterns of the relationship of LAE to losses for each line of business and type of exposure. Management compares historical and current case, settlement and payment patterns by business line to establish loss trends that recognize the new development patterns and retention levels.

The Company has instituted organizational and process improvements over the past five years that have affected its claims settlement philosophy and its historical paid and incurred claims patterns. The historical patterns upon which management typically would rely to develop reserves are not consistent with current lines of business, net retention levels, premium sizes, risk profiles of insureds and other operational changes. During the same time period, soft market conditions in the immediate prior accident years caused deteriorating trends in the Company’s underwriting results. The combination of these factors over the past five years has made interpretation of the underlying data trends and quantification of reserve adequacy extremely difficult.

The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, estimated recoveries for reinsurance, salvage and subrogation are taken into account. The aggregate reserves are also reviewed at least annually by a nationally recognized actuarial firm.

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods every six months, from which point estimates of ultimate losses and LAE by line of business are selected. These “target” loss ratios are used to determine loss and allocated LAE expectations each month by accident year within each line of business. Each month, reported losses are reviewed against these expectations to evaluate loss emergence trends.

The recorded estimate and the high and low ends of the Company’s internal actuaries’ range of reserves for each line of business is summarized as follows:

	At December 31, 2004
		Low End of	High End of
(dollars in millions)	Reserves	Actuarial Range	Actuarial Range
General liability	$721.4	$612.5	$806.6
Workers’ compensation	713.6	701.6	783.4
Asbestos, environmental and other latent	516.0	367.9	673.2
Commercial automobile	209.5	183.4	218.0
Property	133.4	89.6	145.5
Other	208.5	148.8	244.6

Net of per risk reinsurance, gross of corporate aggregate reinsurance	2,502.4	2,103.8	2,871.3
Corporate aggregate reinsurance	507.2	424.9	510.6

Total reserves, net of per risk reinsurance and corporate aggregate reinsurance	1,995.2	$1,678.9	$2,360.7

Ceded unpaid losses and LAE	1,361.0

Gross unpaid losses and LAE	$3,356.2

Loss development data

A reconciliation of the net liability for unpaid losses and LAE is provided in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Reserves for losses and LAE were increased in each year based on the latest actuarial estimates. The components of development of prior years’ loss and LAE reserves are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Workers’ compensation	$29.7	$(18.6)	$39.3
General liability	75.0	132.1	(17.3)
Property	(27.2)	6.4	11.9
Commercial automobile	(3.2)	1.1	26.4
Commercial multi-peril	18.3	10.9	(34.1)
Other	5.0	0.3	0.4

Total unfavorable development, net of per risk reinsurance	97.6	132.2	26.6
Amortization of deferred gain under retroactive corporate aggregate reinsurance	(18.3)	(13.1)	(8.3)
Cessions to prospective corporate aggregate reinsurance	(10.0)	(1.1)	-

Total unfavorable development, net of per risk and corporate aggregate reinsurance	69.3	118.0	18.3
Add back: Per risk and corporate aggregate reinsurance	70.8	(22.9)	25.4

Total unfavorable development gross of reinsurance	$140.1	$95.1	$43.7

For a detailed discussion of adverse development, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and loss adjustment expenses”.

The following loss and LAE reserve development table illustrates the development of balance sheet liabilities from 1994 through 2004 and the subsequent changes in those reserves, presented on a historical basis. The first line of the table is the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each year. The lower section of the table shows the updated amount of the previously recorded liability based on experience, as of the close of each succeeding year. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather, a display of 1994 to 2004 calendar year-end reserves and the subsequent changes in those reserves.

Ten-year analysis of consolidated loss and LAE development presented net of reinsurance with supplemental gross data

	Years Ended December 31,
(dollars in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Reserves for unpaid losses and LAE (net of reinsurance recoverable)	$2,178	$2,195	$2,400	$2,406	$2,517	$2,212	$1,757	$1,561	$1,479	$1,857	$1,995
Paid (cumulative) as of:
One year later	560	508	568	576	675	753	677	449	160	461
Two years later	932	887	965	1,071	1,239	1,297	1,023	526	515
Three years later	1,218	1,165	1,333	1,501	1,648	1,559	1,094	815
Four years later	1,405	1,445	1,665	1,789	1,914	1,620	1,322
Five years later	1,603	1,702	1,854	1,996	1,911	1,841
Six years later	1,801	1,841	2,011	1,944	2,074
Seven years later	1,907	1,971	1,934	2,077
Eight years later	2,016	1,875	2,058
Nine years later	1,894	1,987
Ten years later	1,998
Liability re-estimated as of:
One year later	2,283	2,369	2,405	2,574	2,532	2,244	1,940	1,579	1,597	1,926
Two years later	2,411	2,342	2,565	2,578	2,521	2,432	1,957	1,732	1,703
Three years later	2,383	2,473	2,560	2,569	2,585	2,447	2,081	1,841
Four years later	2,478	2,461	2,557	2,583	2,599	2,571	2,191
Five years later	2,460	2,461	2,567	2,599	2,720	2,667
Six years later	2,459	2,467	2,570	2,729	2,786
Seven years later	2,460	2,454	2,699	2,806
Eight years later	2,443	2,590	2,785
Nine years later	2,586	2,686
Ten years later	2,660
Cumulative redundancy/(deficiency)	(482)	(491)	(385)	(400)	(269)	(455)	(434)	(280)	(224)	(69)	-

End of year:
Gross liability	2,958	3,251	3,432	3,586	3,622	3,516	3,327	3,438	3,235	3,178	3,356
Re-estimated reinsurance recoverable	780	1,056	1,032	1,180	1,105	1,304	1,570	1,877	1,756	1,321	1,361
Net liability	2,178	2,195	2,400	2,406	2,517	2,212	1,757	1,561	1,479	1,857	1,995
One year later:
Gross re-estimated liability	3,457	3,489	3,653	3,729	3,737	3,689	3,702	3,481	3,330	3,318
Re-estimated reinsurance recoverable	1,174	1,120	1,248	1,155	1,205	1,445	1,762	1,902	1,733	1,392
Net re-estimated liability	2,283	2,369	2,405	2,574	2,532	2,244	1,940	1,579	1,597	1,926
Two years later:
Gross re-estimated liability	3,643	3,673	3,782	3,806	3,858	4,024	3,697	3,614	3,487
Re-estimated reinsurance recoverable	1,232	1,331	1,217	1,228	1,337	1,592	1,740	1,882	1,784
Net re-estimated liability	2,411	2,342	2,565	2,578	2,521	2,432	1,957	1,732	1,703
Three years later:
Gross re-estimated liability	3,823	3,779	3,847	3,890	4,063	4,011	3,791	3,765
Re-estimated reinsurance recoverable	1,440	1,306	1,287	1,321	1,478	1,564	1,710	1,924
Net re-estimated liability	2,383	2,473	2,560	2,569	2,585	2,447	2,081	1,841
Four years later:
Gross re-estimated liability	3,889	3,836	3,922	3,988	4,037	4,099	3,950
Re-estimated reinsurance recoverable	1,411	1,375	1,365	1,405	1,438	1,528	1,759
Net re-estimated liability	2,478	2,461	2,557	2,583	2,599	2,571	2,191

	Years Ended December 31,
(dollars in millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Five years later:
Gross re-estimated liability	3,942	3,905	3,979	3,968	4,116	4,227
Re-estimated reinsurance recoverable	1,482	1,444	1,412	1,369	1,396	1,560
Net re-estimated liability	2,460	2,461	2,567	2,599	2,720	2,667
Six years later:
Gross re-estimated liability	4,005	3,943	3,952	4,060	4,200
Re-estimated reinsurance recoverable	1,546	1,476	1,382	1,331	1,414
Net re-estimated liability	2,459	2,467	2,570	2,729	2,786
Seven years later:
Gross re-estimated liability	4,033	3,902	4,050	4,157
Re-estimated reinsurance recoverable	1,573	1,448	1,351	1,351
Net re-estimated liability	2,460	2,454	2,699	2,806
Eight years later:
Gross re-estimated liability	3,991	4,024	4,159
Re-estimated reinsurance recoverable	1,548	1,434	1,374
Net re-estimated liability	2,443	2,590	2,785
Nine years later:
Gross re-estimated liability	4,125	4,144
Re-estimated reinsurance recoverable	1,539	1,458
Net re-estimated liability	2,586	2,686
Ten years later:
Gross re-estimated liability	4,218
Re-estimated reinsurance recoverable	1,558
Net re-estimated liability	2,660
Gross cumulative deficiency	(1,260)	(893)	(727)	(571)	(578)	(711)	(623)	(327)	(252)	(140)	-

Asbestos, Environmental and Other Latent Exposures

General

The Company has written general liability, commercial multi-peril and umbrella policies under which policyholders continue to present asbestos-related injury claims, claims alleging injury, damage or clean up costs arising from environmental pollution and other latent claims. The vast majority of these claims are presented under policies written many years ago.

There is a great deal of uncertainty surrounding latent liabilities. This uncertainty affects the ability of insurers and reinsurers to estimate the ultimate amount of unpaid claims and related settlement expenses. The majority of these claims differ from other types of contractual claims because there is limited consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers/reinsurers may be liable. These uncertainties are exacerbated by inconsistent court decisions and judicial and legislative interpretations of coverage that, in many cases, have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is, thus, confronted with continuing uncertainty in its efforts to quantify latent exposures. As a result, conventional actuarial reserving techniques cannot be used to estimate the ultimate cost of such claims.

In light of the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, management believes it is prudent to have a centralized claim facility to handle these claims. Since 1985, Crum & Forster has had a specialized claims unit dedicated to the management and settlement of latent claims. In 2000, the Company entered into an agreement with RiverStone, a subsidiary of Fairfax, for latent claims handling services. RiverStone’s latent claims staff focuses on defending Crum & Forster, as well as other Fairfax subsidiaries, against unwarranted claims, pursuing aggressive claims handling and proactive resolution strategies, while minimizing costs. Almost half of the claims management team and claims handling professionals at RiverStone are experienced attorneys.

An analysis of gross and net reserves (net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance) from asbestos, environmental and other latent exposures is presented below:

	Years Ended December 31,
	2004		2003		2002
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net
Unpaid latent losses and allocated LAE (“ALAE”), beginning of the year	$666.5	$491.9	$577.6	$398.9	$566.1	$380.2
Latent losses and ALAE incurred during the year	113.5	100.5	194.6	153.6	68.8	67.8
Latent losses and ALAE paid during the year	98.6	76.4	105.7	60.6	57.3	49.1

Unpaid latent losses and ALAE, end of the year	$681.4	$516.0	$666.5	$491.9	$577.6	$398.9

An analysis of the number of insureds with open asbestos, environmental and other latent claims is presented below:

	Asbestos	Environmental	Other Latent	Total Latent
Number of insureds open at December 31, 2002	336	363	194	893
Opened during the year	199	115	110	424
Settled during the year	105	122	90	317

Number of insureds open at December 31, 2003	430	356	214	1,000
Opened during the year	154	107	84	345
Settled during the year	132	117	111	360

Number of insureds open at December 31, 2004	452	346	187	985

Asbestos claims exposure

Asbestos is the most significant and difficult mass tort for the insurance industry in terms of claim volume and dollar exposure. The litigation environment has become increasingly adverse. Plaintiffs often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. Many of the lawsuits are filed in a small number of plaintiff-oriented jurisdictions where significant verdicts have historically been rendered against commercial defendants. Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. In general, the number of new claims filed in 2004 declined slightly, but it is too soon to predict whether this will constitute a trend in new filings. Management believes that the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries for asbestos claims, from both a coverage and liability perspective. Even when these claims are resolved without loss payment, as a large portion of them are, significant costs are incurred to defend the claims. Generally, only policies underwritten prior to 1986 have potential asbestos exposure since most policies underwritten after this date contain an absolute asbestos exclusion.

Over the past several years, the industry has experienced an increase in the number of asbestos claimants, including claims by individuals who do not appear to be impaired by asbestos exposure. It is generally expected throughout the industry that this trend will continue. The reasons for this evident increase are many: more intensive advertising by lawyers seeking additional claimants; increased focus by plaintiffs on new and previously peripheral defendants; and an increase in the number of entities seeking bankruptcy protection. To date, this continued flow of claims has forced 71 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional insureds may become targets in the future and in predicting the total number of asbestos claimants.

Early asbestos claims focused on manufacturers and distributors of asbestos-containing products. Thus, the claims at issue largely arose out of the products hazard and typically fell within the policies’ aggregate limits of liability. Increasingly, insureds have been asserting that their asbestos claims are not subject to these aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, potentially creating even greater exposure for primary insurers. Generally, insureds who assert these positions are installers of asbestos products or property owners who allegedly had asbestos on their property. In addition, in an effort to seek additional insurance coverage, some insureds that have eroded their aggregate limits are submitting new asbestos claims as “non-product”, or attempting to reclassify previously resolved claims as non-product claims. Unlike product exposures, these non-product exposures are argued not to be subject to aggregate limits, creating potentially greater exposure. The extent to which insureds will be successful in obtaining coverage on this basis is uncertain and court decisions have been inconsistent to date. Accordingly, it is difficult to predict the ultimate size of the claims for non-product coverage.

Many coverage disputes with insureds are resolved only through aggressive settlement efforts. Settlements involving bankrupt insureds may include extensive releases, which are favorable to the Company but which could result in settlements earlier and for larger amounts than originally expected. As it has done in the past, RiverStone will continue to aggressively pursue settlement opportunities.

Additionally, in 1994, Congress enacted a new section of the bankruptcy code aimed at facilitating the reorganization of businesses with large asbestos liabilities. Under this law, an asbestos defendant can receive a discharge from present and future asbestos claims by following the provisions of the bankruptcy code. Insurers of the defendant have typically been excluded from the pre-petition negotiations between the asbestos defendant and the asbestos plaintiff’s lawyers, although the typical plan presumes the insurers will pay for claims under negotiation. These “pre-packaged bankruptcies” can inflate claim costs and accelerate the timing of claims payments, and it is likely that additional defendants will seek protection under this provision in the future.

The Company’s asbestos exposure is related mostly to insureds that are peripheral defendants, including a mix of manufacturers, distributors and installers of asbestos-containing products, as well as premises owners. For the most part, these insureds are defendants on a regional rather than a nationwide basis. As the financial assets and insurance recoveries of traditional asbestos defendants have been depleted, plaintiffs are increasingly focusing on these peripheral defendants.

An analysis of gross and net reserves from asbestos exposures is presented in Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The following table presents an analysis of the estimated distribution of all policies, listed by attachment point, against which asbestos claims have been presented:

	At December 31, 2004
Attachment Point	Estimated % of	Estimated % of
(dollars in millions)	Total Policies	Total Policy Limits
$0 to $1	75.1%	48.6%
$1 to $10	18.9	39.0
$10 to $20	1.8	4.1
$20 to $50	2.2	4.0
Above $50	2.0	4.3

Total policies with asbestos claims	100.0%	100.0%

Reserves for asbestos cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. Since each insured presents different liability and coverage issues, the Company evaluates its asbestos exposure on an insured-by-insured basis. Crum & Forster utilizes sophisticated methodologies, which draw upon Company experience and supplemental databases, to assess asbestos liabilities on reported claims. These methodologies utilize comprehensive ground-up, exposure-based analyses. In 2004, Crum & Forster also retained an outside actuarial consultant to perform an independent ground-up evaluation of its asbestos reserves. For further information on reserve strengthening actions taken in 2004, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and loss adjustment expenses”.

In the course of the insured-by-insured evaluation, the following factors are considered: available insurance coverage, including the role of any umbrella or excess insurance issued to the insured; limits, deductibles and self-insured retentions; an analysis of each insured’s potential liability; the jurisdictions involved; past and anticipated future asbestos claim filings against the insured; loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expenses; the potential role of other insurance; and applicable coverage defenses. The evaluations are based on current trends without any assumption of potentially favorable or unfavorable legislation in the future.

In addition to estimating liabilities for reported asbestos claims, reserves for IBNR claims are estimated using information as to the reporting patterns of known insureds, historical settlement costs per insured and characteristics of insureds such as the number of coverage years.

Once the gross ultimate exposure for indemnity and ALAE is determined for each insured and policy year, the amount ceded to reinsurers is estimated by reviewing the applicable reinsurance treaty and examining past ceded claim experience.

The carried gross reserves, by insured category, are summarized as follows:

	At December 31, 2004
	Number of	% of Total	Total	% of Total	Average Reserve
(dollars in millions)	Insureds	2004 Paid	Reserves	Reserves	per Insured
Insureds with settlement agreements:
Structured settlements	1	-%	$2.0	0.4%	$2.0
Coverage in place	3	1.5	15.4	2.9	$5.1

Total insureds with settlement agreements	4	1.5	17.4	3.3	$4.4

Other open insureds:
Active (insureds with past paid indemnity)	161	96.6	290.6	55.6	$1.8
Not active	287	1.7	75.3	14.4	$0.3

Total other open insureds	448	98.3	365.9	70.0	$0.8

Additional unallocated IBNR	-	-	123.5	23.7

Total direct unpaid losses and ALAE	452	99.8	506.8	97.0

Assumed reinsurance		0.2	15.9	3.0

Total gross unpaid losses and ALAE		100.0%	$522.7	100.0%

Reflecting its historical underwriting profile, the Company has only a handful of settlement agreements in place as the vast majority of its asbestos claims arise from peripheral defendants who tend to be smaller insureds with a lower amount of limits exposed, as evidenced by the low average gross reserve amount per insured. Crum & Forster is the lead insurer on less than 20% of its reported asbestos claims. Reserves for each of the open insureds are established based on an exposure analysis, as described above. Additional unallocated IBNR represents a loss reserve provision for additional claims to be reported in the future, as well as the re-opening of any claim closed in the past. The Company’s two largest insureds with asbestos exposure, measured in terms of share of the Company’s total net asbestos liabilities at December 31, 2004, accounted for 31.4% and 4.9%, respectively, of total net unpaid losses and ALAE at December 31, 2004 and 32.7% and 0.1%, respectively, of total net paid losses and ALAE for the year ended December 31, 2004.

Recently, there have been numerous bankruptcies of insureds stemming from an increase in asbestos claimants, and the number of such bankruptcies now totals some 71 companies. These bankruptcies represent companies that were heavily exposed to asbestos liabilities. The Company’s future exposure to the asbestos liabilities, however, is limited.

The Company’s exposure and potential future exposure to those entities is summarized as follows:

	At December 31, 2004
	Number of	Remaining
(dollars in millions)	Bankruptcies	Policy Limits
No insurance coverage issued to policyholder	53	$-
Resolved	15	-
Potential future exposure	3	25

Total	71	$25

The Company did not issue insurance to 53 of the 71 companies. It did issue insurance coverage to the remaining 18 companies; however, it has resolved the asbestos claims of 15 of these insureds. With respect to the other three insureds, Crum & Forster has $25 million of policy limits remaining.

As part of the overall review of the Company’s asbestos exposure, management compares the level of reserves to various industry benchmarks. The most widely reported benchmark is the survival ratio, which represents the outstanding loss and ALAE reserves (including IBNR) at December 31 divided by the average paid losses and ALAE for the past three years. The resulting ratio is a simple measure of the estimated number of years before the year-end loss and ALAE reserves would be exhausted using recent payment run rates. The higher the ratio, the more years the loss and ALAE reserves would be expected to cover. Because there is a high degree of certainty regarding the ultimate liabilities for those claims subject to settlement agreements, the Company also presents its survival ratio excluding those outstanding loss reserves and historical loss payments.

The asbestos survival ratios based on net loss and ALAE reserves, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are presented below:

	At December 31, 2004
		Amounts	Amounts
		Subject to	Net of
		Settlement	Settlement
(dollars in millions)	Reported	Agreements	Agreements
Net unpaid losses and ALAE	$408.8	$6.7	$402.1
3-year average net paid losses and ALAE	$42.4	$0.9	$41.5
3-year survival ratios	9.6		9.7

Another industry benchmark that management reviews is the relationship of asbestos loss and ALAE reserves to the estimated ultimate asbestos loss, i.e., the sum of cumulative paid losses and the year-end outstanding loss reserves. These comparisons are summarized as follows:

	Net[1] % of Total
	$	% of Total
Crum & Forster (dollars in millions)
Paid losses and ALAE as of December 31, 2004	$304.8	42.7%
Reserves (case and IBNR) as of December 31, 2004	408.8	57.3

Ultimate losses and ALAE as of December 31, 2004	$713.6	100.0%

Industry, as represented by A.M. Best Company (“A.M. Best”)[2] (dollars in billions)
Paid losses and ALAE as of December 31, 2003	$28.6	44.0%
Reserves (case and IBNR) as of December 31, 2003	36.4	56.0

Ultimate losses and ALAE as of December 31, 2003	$65.0	100.0%

[1]	Net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance.
[2]	Extracted from an A.M. Best report dated December 6, 2004. This report states that the industry had paid an additional $2.6 billion on asbestos losses in calendar year 2003, for a total of $28.6 billion, or 44% of A.M. Best’s total ultimate industry loss estimate of $65 billion.

As a result of the processes, procedures and analyses described above, management believes that the reserves carried for asbestos claims at December 31, 2004 are appropriate based upon known facts, current law and management’s judgment. However, there are a number of uncertainties surrounding the ultimate value of these claims, which may result in changes in these estimates as new information emerges. Among these are the following: the unpredictability inherent in litigation; any impact from the bankruptcy protection sought by asbestos producers and defendants; an unanticipated increase in the number of asbestos claimants; the resolution of disputes pertaining to the amount of coverage for “non-product” claims asserted under premises/operations general liability policies; and future developments regarding the ability to recover reinsurance on asbestos claims. It is also not possible to predict, nor has management assumed, any changes in the legal, social or economic environments and their impact on future asbestos claim development. The carried asbestos reserves also do not reflect any effects of future legislation.

During 2004 and 2003, the trends noted above have continued, including increased numbers of claimants filing asbestos claims against the Company’s insureds, increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection and an increased number of insureds asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. As a result of these trends, the Company significantly strengthened its asbestos reserves by $149.8 million, principally in the fourth quarter of 2003. In 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of asbestos reserves, the Company strengthened its asbestos reserves by $90.5 million. Although fewer claims were filed in 2004, as compared to 2003, it is too early to draw conclusions from this modest decline. Claim values continue to escalate as more co-defendants seek bankruptcy protection. Management continues to study these trends and update its detailed exposure analyses as data becomes available. Due to the inherent uncertainties described above, the Company’s ultimate liability for asbestos claims may vary substantially from the amount currently recorded.

Environmental pollution exposure

Hazardous waste sites present another significant potential exposure. The federal “Superfund” law and comparable state statutes govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by “potentially responsible parties” (“PRPs”). These laws establish the means to pay for cleanup of waste sites if PRPs fail to do so and to assign liabilities to PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present land owners or past or present site operators. Most sites have multiple PRPs. Most insurance policies issued to PRPs did not expressly cover the costs of pollution cleanup since pollution was not a recognized hazard at the time many of these policies were issued. Over time, judicial interpretations in many cases have found that the scope of coverage of the policies included pollution exposure. Since 1986, however, most general liability policies exclude coverage for such exposures.

There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. To date, approximately 1,575 cleanup sites have been identified by the Environmental Protection Agency (“EPA”) and included on its National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.

Uncertainties also remain as to the Superfund law itself. The excise tax imposed to fund Superfund lapsed at the end of 1995 and has not been renewed. While a number of proposals to reform Superfund have been put forward by various parties, no reforms have been enacted by Congress since then. It is unclear what position Congress or the Bush administration will take and what legislation, if any, will be enacted in the future. At this time, it is not possible to predict what form any reforms might take and the effect on the insurance industry. In the absence of federal movement on Superfund, though, the enforcement of Superfund liability is shifting to the states that are reconsidering state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicts among states becomes greater, increasing the uncertainty of the cost to remediate state sites.

Crum & Forster’s environmental pollution losses have been developing as expected over the past few years with new reports trending downward. Claims against Fortune 500 companies are declining, and, while insureds with single-site exposures are still active, the Company has resolved the majority of disputes with respect to insureds with a large number of sites. In many cases, claims are being settled for less than initially anticipated due to improved site remediation technology and effective policy buybacks. One potentially negative trend is an apparent increase in the filing of natural resource damage (“NRD”) suits by a number of states and Native American tribes seeking to recover funds for damages to natural resources, such as fishing rights and wildlife depletion. This is a relatively new occurrence, so ultimate costs associated with this new latent litigation remain uncertain.

An analysis of gross and net reserves from environmental exposures is presented in Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Many insureds have presented claims against the Company for defense costs and for indemnification in connection with environmental pollution matters. As with asbestos reserves, exposure for environmental pollution cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. Since each insured presents different liability and coverage issues, the methodology used to establish environmental reserves is similar to that used for asbestos liabilities.

In the course of performing these individual insured assessments, the following factors are considered: the insured’s probable liability and available coverage; relevant judicial interpretations; the nature of the alleged pollution activities of the insured at each site; the number of sites; the total number of PRPs at each site; the nature of environmental harm and the corresponding remedy at each site; the ownership and general use of each site; the involvement of other insurers and the potential for other available coverage; and the applicable law in each jurisdiction. A provision for IBNR is developed, using methodology similar to that for asbestos liabilities, and an estimate of ceded reinsurance recoveries is calculated.

The Company’s environmental survival ratio calculation, based on loss and ALAE reserves, net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance, is presented below:

(dollars in millions)	December 31, 2004
Net unpaid losses and ALAE	$85.2
3-year average net paid losses and ALAE	$16.2
3-year environmental survival ratio	5.3

Other latent claims exposure

In addition to asbestos and environmental pollution, Crum & Forster faces exposure to other types of mass tort claims. These other latent claims include silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress, paint and mold.

An analysis of gross and net reserves from other latent exposures is presented in Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Similar to asbestos and pollution, traditional actuarial techniques cannot be used to estimate ultimate liability for these exposures. Management sets reserves for other latent exposures at a selected survival ratio (currently using 9.5 years) and selects a gross to net ratio based on the gross to net ratio of historical payments.

Summary

Management believes that the asbestos, environmental and other latent reserves reported at December 31, 2004 are reasonable estimates of the ultimate remaining liability for these claims based on facts currently known, the present state of the law and coverage litigation, current assumptions and the reserving methodologies employed. These latent reserves are continually monitored by management and reviewed by independent consulting actuaries. New developments will continue to be evaluated as they arise in order to supplement the ongoing analyses and reviews of the latent exposures. Due to the inherent uncertainties described above, the Company’s ultimate liability for asbestos, environmental and other latent claims may vary substantially from the amount currently recorded.

Investments

The Company’s investment strategy is to maximize the total return of the portfolio while prudently preserving invested capital for the protection of policyholders and providing sufficient liquidity for the payment of claims and other obligations. Management believes that Crum & Forster’s investment policy provides the flexibility to implement this strategy.

The investments of Crum & Forster Holdings Corp. and its insurance subsidiaries are managed by Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a subsidiary of Fairfax. For further information on the investment agreements with Hamblin Watsa, see “Item 13. Certain Relationships and Related Transactions—Investment Agreements”. The investment guidelines, as promulgated by each insurance subsidiary’s investment committee and as set forth in each insurance subsidiary’s respective investment agreement with Hamblin Watsa, stress preservation of capital, market liquidity, diversification of risk and long-term, value-oriented investments. The members of the investment committee of Fairfax, all of whom are officers of Hamblin Watsa, also constitute the investment committees of the Company and its insurance subsidiaries.

Long-term investments generally are made using a value approach, by investing in securities which Hamblin Watsa believes are selling below their intrinsic value, to protect capital from loss and generate above-average long-term total returns.

Equities are selected on the basis of prices which are perceived to be selling at a discount to Hamblin Watsa’s estimate of intrinsic values. Downside protection is obtained by seeking a margin of safety in terms of a sound financial position.

Fixed income securities are selected on the basis of yield spreads over U.S. Treasury bonds, subject to stringent credit analysis. Despite a low-yield environment, the Company has not attempted to reach for yield by investing in significant amounts of non-investment grade securities. Securities meeting these criteria may not be readily available, in which case U.S. Treasury bonds are generally emphasized. The Company’s investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. For further discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

On the whole, the availability of equity securities meeting the Company’s value-based criteria will dictate the portfolio’s exposure to equities. Similarly, the availability of attractive yield spreads and strong credit will determine the level of exposure to corporate bonds. As part of the Company’s review and monitoring process, the impact of a simultaneous substantial reduction in equity and bond prices on insurance regulatory capital is tested regularly to ensure that capital adequacy will be maintained at all times.

The Company’s insurance subsidiaries have invested in certain equity securities of affiliates of Fairfax. The historical cost of investments in the securities of entities which are affiliates of Fairfax and the carrying value of such investments as reflected in the Company’s balance sheets are summarized in Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The composition of the fair value of the Company’s fixed income investment portfolio by rating, as assigned by Standard & Poor’s or Moody’s, using the lower of these ratings for any security where there is a split rating, is summarized as follows:

	At December 31,
Rating	2004	2003
AAA/Aaa	95.5%	64.4%
AA/Aa2	0.1	0.2
A/A2	-	7.7
BBB/Baa2	-	2.6
BB/Ba2	0.7	-
B/B2	-	4.1
CCC/Caa or lower, or not rated.	3.7	21.0

Total fixed income portfolio	100.0%	100.0%

As of December 31, 2004, the Company’s fixed income securities had a dollar-weighted average rating of “AA”, an average duration of 10.9 years and an average yield to maturity of 5.5% before investment expenses. The higher proportion of investment grade securities at December 31, 2004 was primarily due to the investment of more than $1 billion of cash and cash equivalents, principally in U.S. Treasury securities, in March of 2004.

For additional information about investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.

Competition

The property and casualty insurance industry is highly competitive. According to A.M. Best, there are approximately 1,000 property and casualty organizations in the United States, comprised of approximately 2,400 property and casualty companies, as reported in Best’s Aggregates & Averages, Property/Casualty, 2004 Edition. Of those organizations, the top 50 accounted for approximately 78% of the consolidated industry’s total net premiums written in 2003 and no one company, or company group, had a market share greater than 11%. Based on Best’s Aggregates & Averages, Property/Casualty, 2004 Edition, management believes that Crum & Forster ranked approximately 46th by net premiums written in commercial lines in 2003.

The Company competes with large, national insurers who often have greater financial strength and broader product offerings. In addition, the Company competes with regional companies who have an in-depth knowledge of the local insurance marketplace and who are positioned to be responsive to local needs.

Competition in the commercial lines property and casualty insurance industry is based on many factors, including overall financial strength of the insurer, ratings by rating agencies, premiums charged, policy terms and conditions, services offered, reputation and experience. The Company’s challenge is to retain existing business and attract new business on terms offering acceptable return potentials in an environment in which both established competitors and newer entrants are aggressively seeking premium growth.

Market competition intensified throughout 2004, across virtually all lines of business, particularly in the third and fourth quarters. New business declined as the market has softened and competition for new business, particularly from higher rated companies, has intensified. The Company faces competition from domestic and foreign insurers, many of which may be perceived to provide greater security to insureds and many of which are larger and have greater financial, marketing and management resources than Crum & Forster.

No assurance can be made that the Company will not face increased competition in the future and that such increased competition will not have a material adverse effect on Crum & Forster. For further discussion, see “—Risk Factors”.

Ratings

Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A–” financial strength rating with a negative outlook (the fourth highest of fifteen rating categories) from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) from Standard & Poor’s, Insurance Rating Services, also a rating agency for the insurance industry.

Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. A.M. Best has advised the Company that, although it is encouraged by the improved underlying trends exhibited in its recent underwriting performance, the ratings outlook is negative and contingent upon management’s ability to ultimately achieve overall earnings stability, specifically with regard to adequacy of asbestos reserves, and improved financial flexibility of the Company’s ultimate parent, Fairfax. According to A.M. Best, a negative outlook indicates that A.M. Best believes that the rated insurer is experiencing unfavorable financial and/or market trends relative to its rating level and, if such trends continue, it has a good possibility of having its rating lowered. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and its other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance and factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster.

The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders, and are not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security.

Insurance Regulatory Matters

The Company and its subsidiaries are subject to regulation under relevant insurance statutes, including insurance holding company statutes, of various jurisdictions, including Delaware, the domiciliary state of US Fire and CF Indemnity, New Jersey, the domiciliary state of North River and CF Insurance, New York, the domiciliary state of Seneca, and Arizona, the domiciliary state of CF Specialty and Seneca Specialty. In addition, the Company is subject to regulation by the insurance regulators of other states in which its insurance subsidiaries do business.

General

Crum & Forster’s insurance subsidiaries are subject to detailed regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverage, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. Further, most states compel participation in, and regulate composition of, various shared market mechanisms. States have also enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, terms of affiliate transactions and other related matters.

Effective December 31, 2003, US Fire and CF Indemnity were re-domesticated from New York to Delaware. In Delaware, earned surplus equals unassigned surplus, whereas in New York, gross unrealized investment gains and deferred tax assets are both deducted from unassigned surplus. In addition, intercompany income tax payments must be held in escrow under certain circumstances in New York. There is no such requirement in Delaware.

Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and qualify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of business from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance. In some cases, these adverse effects on profitability can be minimized, when possible, through the repricing of coverage, if permitted by applicable regulations, or the limitation or cessation of the affected business, which, in some cases, may be restricted by state law.

Most states have insurance laws requiring that property and casualty rate schedules, policy or coverage forms and other information be filed with each such state’s regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. A few states have recently considered or enacted limitations on the ability of insurers to share data used to compile rates. Such limitations have not had, and are not expected to have, a significant impact on the Company.

Possible legislative and regulatory changes

Recently, the insurance industry has been subject to increased scrutiny by regulators and legislators. The National Association of Insurance Commissioners (“NAIC”) and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming some role in the regulation of the insurance industry. Although the federal government does not regulate the business of insurance directly, federal initiatives often affect the insurance business in a variety of ways.

Legislation has been introduced in Congress that would require, as an essential element of an asbestos claim, a certification of physical impairment to which asbestos exposure was a substantial contributing factor. To date, Congress has taken no action on that legislation. In addition, a bill entitled the Fairness in Asbestos Injury Resolution Act (the “FAIR Act”) has been introduced in Congress to address the rising number of asbestos personal injury claims in the U.S. If enacted in its current form, the FAIR Act would establish a trust fund, which would provide the exclusive remedy for asbestos personal injury victims. As currently drafted, the FAIR Act would also create a medical certification requirement as a predicate to making an asbestos claim and would implement a schedule of standardized award values for the various asbestos-related injuries for which relief is proposed under the program. Management is currently not able to predict whether this bill will be enacted, nor can it predict the provisions that its final form might contain in the event it becomes law. At this preliminary stage, management is unable to predict the impact that such legislation could have on the Company’s operations.

For a discussion of various investigations by governmental authorities regarding certain insurance industry business practices, see “—Risk Factors—Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties” and “Item 3. Legal Proceedings—Insurance Industry Investigations”.

It is not possible to predict the outcome of any of the foregoing legislative, investigative, administrative or congressional activities or the potential effects thereof on the Company.

Recent regulatory examinations

Insurance companies are required to file detailed annual reports with state insurance regulators in each state in which they do business, and their business and accounts are subject to examination by such regulators at any time. In addition, these insurance regulators periodically examine each insurer’s financial condition, adherence to statutory accounting practices and compliance with insurance department rules and regulations.

A draft of the 1998 examination report of US Fire was released by the New York Insurance Department (“NYID”) for review and response, and contained no financial adjustments. The NYID has not finalized this examination report pending resolution of the Company’s objection to the NYID’s recommendation that it treat large deductible recoveries as taxable premiums. Premium tax amounts related to large deductible recoveries are immaterial to the Company.

The NYID has completed and filed its examination of Seneca for the period from January 1, 1997 through December 31, 2000. There were no financial adjustments contained in the report.

Examinations for US Fire and CF Indemnity for the three-year and one-year periods ending December 31, 2001, respectively, are still pending final review at the NYID. The draft examination reports are expected to be received shortly, and it is expected that they will include adjustments reducing policyholders’ surplus by approximately $108 million and $1 million, respectively. The adjustments reflect subsequent development on loss and LAE reserves for accident years 2001 and prior. In addition, the NYID disallowed credits for available reinsurance that would have covered most of the subsequent development since the reinsurance contract was with an “unauthorized reinsurer’, which requires 100% collateralization. These policyholders’ surplus adjustments have no impact on the Company’s surplus as of December 31, 2004 since subsequent reserve strengthening actions have covered the reserve deficiencies noted in the examination reports and actual cessions to “unauthorized reinsurers” are now fully collateralized.

The New Jersey Department of Banking and Insurance has completed and filed its examinations of North River and CF Insurance for the four-year period ending December 31, 2001. The report contained adjustments reducing North River’s and CF Insurance’s policyholders’ surplus as of the examination date by $12.9 million and $0.6 million, respectively, for subsequent development on losses and LAE for accident years 2001 and prior. The policyholders’ surplus adjustments have no impact on policyholders’ surplus as of December 31, 2004 since subsequent reserve strengthening actions have covered the reserve deficiencies noted in the examination reports.

As part of the redomestication process of US Fire and CF Indemnity, the Delaware Insurance Department completed an independent review of the Company’s loss reserves as of 2002 and found them to be adequate.

The Department of Insurance of the State of Arizona has completed a financial examination of CF Specialty as of December 31, 2003. The final examination report was filed on December 20, 2004 and contained no adjustments to the financial statements filed by the Company.

The Maryland Insurance Administration (“MIA”) conducted a market conduct examination of the property & casualty business of US Fire and North River for the period from July 1, 2001 to June 30, 2002. Certain violations identified by the examination required re-rating of policies, which resulted in approximately $74,000 of return premium, and a fine of $35,000 was assessed.

The California Insurance Department (“CID”) has completed the field portion of a market conduct examination, which focused on the advertising, marketing, underwriting, premium development, risk selection and rejection practices of US Fire and North River. The examination covered policies in effect during 2003. To date, the Company has not received a draft report from the CID.

Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or reorganization of insurance companies.

Regulation of dividends and other payments from the Company’s insurance subsidiaries

Crum & Forster Holdings Corp. is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, the Company’s primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are available dividends and other statutorily permitted payments, such as management and other fees, from the Company’s insurance subsidiaries. The Company’s insurance subsidiaries are subject to various state legal and regulatory restrictions, including regulatory restrictions imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, that limit the amount of dividends or distributions an insurance company may pay to its shareholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and operating income, as determined in accordance with Statutory Accounting Procedures (“SAP”), which differ from generally accepted accounting principles (“GAAP”). Generally, dividends may be paid only out of earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.

Delaware laws provide that before a Delaware domiciled insurer may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the state insurance commissioner. During this 10-day period, the commissioner may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. At any time, under Delaware Insurance Regulations, the state insurance commissioner may issue an order disallowing or limiting the payment of dividends by an insurer if the commissioner determines that the insurer is presently or potentially financially distressed or troubled. Without the prior approval of the state insurance commissioner, a Delaware domiciled insurer may only pay cash dividends from its earned surplus. Earned surplus is defined as that amount equal to the unassigned funds of an insurer, as set forth in the most recent annual statement of the insurer submitted to the state insurance commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Additionally, a Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or the insurer’s statutory net income, not including realized capital gains, for the prior calendar year.

New Jersey laws provide that an insurer domiciled in the state must obtain the approval of the state insurance commissioner for payment of any dividend which, together with dividends paid in the previous 12 months, exceeds the greater of (i) 10% of policyholders’ surplus at the preceding December 31, or (ii) statutory net income (excluding realized gains) for the 12-month period ending the preceding December 31. In New Jersey, dividends may not be paid unless prior notice has been given to the New Jersey Department of Banking and Insurance (“NJDOBI”) within five business days after the dividend is declared and 30 days prior to payment. In addition, except for extraordinary dividends or distributions paid with the approval of the NJDOBI, dividends may be paid by insurers domiciled in New Jersey only from earned surplus, which means “unassigned funds (surplus)” as reported on the insurer’s annual statement as of December 31 next preceding, less unrealized capital gains and revaluation of assets.

Due to reserve strengthening in recent years and the accounting treatment prescribed for retroactive reinsurance, US Fire and North River, Crum & Forster’s principal insurance subsidiaries, had negative earned surplus prior to 2003. As of December 31, 2004, US Fire had the capacity to pay ordinary dividends in the amount of $88.5 million and North River had the capacity to pay ordinary dividends in the amount of $5 million. As of December 31, 2004, US Fire reported earned surplus of $173.1 million. As of December 31, 2004, North River had earned surplus of $5 million. No assurance can be given that some or all the domiciliary states of the Company’s insurance subsidiaries will not adopt statutory provisions more restrictive than those currently in effect.

If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as payment under a tax-sharing agreement or payment for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, result in such insurance company being in a hazardous financial condition, the regulators may prohibit such payments that would otherwise be permitted without prior approval.

Capital adequacy

In connection with the licensing of insurance companies, an insurance regulator may limit or prohibit the writing of new business by an insurance company within its jurisdiction when, in the regulator’s judgment, the insurance company is not maintaining adequate statutory surplus or capital. Crum & Forster does not currently anticipate that any regulator would limit the amount of new business that its insurance subsidiaries may write given their current levels of statutory surplus and capital.

In order to enhance the regulation of insurer solvency, the NAIC adopted risk-based capital (“RBC”) requirements for property and casualty insurance companies. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula measures four major areas of risk facing property and casualty insurers: (i) underwriting risk, which is the risk of errors in pricing and reserve setting; (ii) asset risk, which is the risk of asset default for fixed-income assets and loss in market value for equity assets; (iii) credit risk, which is the risk of losses from unrecoverable reinsurance and the inability of insurers to collect agents’ receivable balances; and (iv) off-balance sheet risk, which is primarily the risk created by excessive growth. The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (“ACL”) RBC amount.

The NAIC RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the ratio of surplus to RBC decreases. The initial level, the “Company Action Level,” requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner if surplus falls below 200% of the ACL amount. The next level, the “Regulatory Action Level,” requires a company to submit a plan of corrective action and also allows the regulator to perform an examination of a company’s business and operations and issue a corrective order if surplus falls below 150% of the ACL amount. The third level, the ACL, permits the regulator to place a company under regulatory control, including rehabilitation or liquidation, if surplus falls below 100% of that amount. The final action level, the “Mandatory Control Level,” requires the insurance commissioner to place a company under regulatory control if surplus falls below 70% of the ACL amount.

Based on the ACL RBC formula, at December 31, 2004, the capital of each of Crum & Forster’s insurance subsidiaries exceeded the Company Action Level, and, as a result, no regulatory or company action is required.

NAIC IRIS ratios

In the 1970s, the NAIC developed a set of financial relationships or “tests” called the Insurance Regulatory Information System (“IRIS”) that was designed to facilitate early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit data on an annual basis to the NAIC, which, in turn, analyzes the data utilizing ratios covering 12 categories of financial data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company may become subject to increased scrutiny if it falls outside the usual ranges on four or more of the ratios.

In 2003 and 2002, US Fire, North River, CF Insurance and CF Indemnity each had four of the IRIS ratios outside the target ranges, two as a result of the reserve strengthening actions of 2003, 2002 and 2001 and one other as a result of increases in premiums written. One ratio, the investment yield ratio, was outside the normal range due, in part, to historically low yields available in the market. The Company received regulatory inquiries and responded to such inquiries with the result that no further action was required. The 2004 IRIS ratios, as prepared by the Company, are similar to, or slightly better than, those in 2003 and 2002.

Investment regulation

Crum & Forster’s insurance subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2004, management believes the Company’s investments complied with such laws and regulations in all material respects.

Guaranty funds

All 50 states have separate insurance guaranty fund laws requiring property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insolvent insurance companies. Such guaranty association laws, except the one applicable in New York, create post-assessment associations which make assessments against member insurers to obtain funds to pay association covered claims after insurer insolvency occurs. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual direct premiums written by a member in that state. New York has a pre-assessment guaranty fund that makes assessments prior to the occurrence of an insolvency. Florida, New Jersey, New York and Pennsylvania have created, by statute, a separate guaranty association for workers’ compensation business. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.

Property and casualty guaranty fund assessments incurred by Crum & Forster totaled $8.4 million, $5.2 million and $3.3 million for 2004, 2003 and 2002, respectively. The Company’s policy is to accrue for insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the Company’s ability to reasonably estimate the insolvent insurer’s liabilities or develop a meaningful range of the insolvent’s liabilities is significantly impaired by inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds. Although the amount of any assessments applicable to guaranty funds cannot be predicted with certainty, management believes that future guaranty association assessments for known insurer insolvencies will not have a material adverse effect on the Company’s results of operations or financial condition.

Shared markets

As a condition of their licenses to do business, Crum & Forster’s insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. The Company’s insurance subsidiaries’ participation in such shared markets or pooling mechanisms is generally proportionate to the amount of each of the insurance subsidiaries’ direct premiums written for the type of coverage written by the specific pooling mechanism in the applicable state.

Many states have laws that establish second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Insurers writing workers’ compensation in those states having second-injury funds are subject to the laws creating the funds, including the various funding mechanisms that those states have adopted to fund them. Several of the states having larger second-injury funds utilize a premium surcharge that effectively passes the cost of the fund to policyholders. Other states assess the insurer based on paid losses and allow the insurer to recoup the assessment through future premium rates.

Commercial automobile insurance and workers’ compensation lines have mandatory pooling arrangements on a state-by-state basis for segments of the market that have difficulty finding coverage from insurers. The shared market mechanisms for providing commercial automobile coverage are generally assigned risk plans, reinsurance facilities and joint underwriting facilities. Additionally, another pooling mechanism, a Commercial Automobile Insurance Procedure (“CAIP”), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee for the responsibility of handling the commercial automobile policies and paying claims. For workers’ compensation, the pooling in each state is generally in the form of a reinsurance-type arrangement with servicing carriers providing the policy services and claims handling services. The National Council of Compensation Insurance provides services for calculating member pooling of losses and expenses in 32 states, with the remainder of the states having their own independent servicing plans. Certain of Crum & Forster’s insurance subsidiaries participate in the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe reinsurance fund. Business insurance is also subject to pooled insurance on a small scale for commercial properties insured through the various Fair Access to Insurance Requirements Plans that exist in most states. The Company reported underwriting losses from participation in such mandatory pools and underwriting associations of $4.0 million, $5.6 million and $4.7 million in 2004, 2003 and 2002, respectively.

The amount of future losses or assessments from the shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. The underwriting results of these pools traditionally have been unprofitable. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, management does not expect future losses or assessments to have a material adverse effect on the Company’s liquidity or capital resources.

Insurance regulation concerning change or acquisition of control

The insurance regulatory codes in the respective domiciliary states of Crum & Forster’s insurance subsidiaries each contain similar provisions to the effect that the acquisition of “control” of a domestic insurer, or of any person that directly or indirectly controls a domestic insurer, cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control and possession with the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer, or of a person that controls a domestic insurer. An entity or person seeking to acquire control, directly or indirectly, of a domestic insurance company, or of any person controlling a domestic insurance company, generally must file with the relevant insurance regulatory authority a statement relating to the acquisition of control containing certain information required by statute and published regulations and provide a copy of such statement to the domestic insurer and obtain the prior approval of such regulatory agency for the acquisition. In addition, certain state insurance laws contain provisions that require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer’s doing business in the state if certain conditions exist, such as undue market concentration.

Terrorism Risk Insurance Act of 2002

TRIA established a program, terminating December 31, 2005, under which the federal government shares the risk of loss from certain acts of international terrorism with the insurance industry. The program is applicable to substantially all commercial property and casualty lines of business and participation by insurers writing such lines is mandatory. Under TRIA, all terrorism exclusions contained in policies in force on November 26, 2002 were voided. For policies in force on or after November 26, 2002, insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts that may not differ materially from other policies. To be covered under TRIA, aggregate losses from the act must exceed $5 million, the act must be perpetrated within the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program.

Under TRIA, the federal government will reimburse insurers for 90% of losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct premiums earned in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. The percentage is 15% for 2005, and was 10% for 2004 and 7% for 2003. Based on the 2004 direct premiums earned for participating Fairfax insurers of approximately $2 billion, the aggregate deductible of the Fairfax group for 2005 is approximately $300 million, all of which would be borne by a single subsidiary were that subsidiary alone to sustain a loss of $300 million or more. Federal reimbursement of the insurance industry is limited to $100 billion in each of 2005, 2004 and 2003. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup its reimbursements paid.

After November 26, 2002, the Company commenced a process of offering and quoting terrorism coverage on approximately 16,000 policies and bonds in force as of the enactment date. Additionally, the Company developed specific underwriting and pricing guidelines for terrorism coverage for subsequent new and renewal business. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes where coverage is not mandatory, insureds may choose not to accept terrorism coverage. Based on experience through December 31, 2004, approximately 25% of policyholders in the Company’s property lines of business accepted terrorism coverage. Direct premiums written from terrorism coverage in 2004 were approximately $15 million.

In general, the Company’s 2004 reinsurance contracts provide coverage for domestic acts of terrorism. Some casualty contracts have additional terrorism coverage for certified acts of terrorism under TRIA. In particular, the workers’ compensation contract has coverage up to $100 million and the umbrella contract has coverage equal to two times the coverage limit, up to a maximum of $50 million. None of the contracts covers acts of terrorism involving nuclear, biological or chemical events. In 2004 and 2003, Crum & Forster purchased coverage from nSpire, a subsidiary of Fairfax, for TRIA-certified acts in amounts and on terms that reduced the Company’s exposure to such acts to the amount of the pro-forma deductible based on the Company’s stand-alone direct premiums earned. The contract was not renewed for 2005.

TRIA is scheduled to terminate on December 31, 2005 unless extended by the Federal government. In the event TRIA is not extended, or is extended with significant modifications, terrorism coverage provided under the Company’s policies may change. Where permitted under state insurance regulations, the Company has begun to utilize conditional terrorism exclusions, which will allow the cancellation or alteration of terrorism coverage and related premium rates should TRIA lapse or be modified. Where state insurance regulators disallow the exclusion of terrorism, such as in the case of workers’ compensation policies or in certain states where the use of conditional terrorism exclusions is not permitted, the Company’s exposure to losses from non-domestic terrorist acts may be increased.

While the provisions of TRIA and the purchase of terrorism coverage described above currently mitigate exposure in the event of a large-scale terrorist attack, the Company’s effective deductible is significant and the Company’s reinsurance coverage on terrorist acts has been reduced. In addition, if TRIA is not extended, the Company could be exposed to losses from terrorist acts for policies in which terrorism exclusions are not allowed by regulatory authorities. Further, exposure to losses from terrorist acts is not limited to TRIA events since domestic terrorism is generally not excluded from Crum & Forster’s policies and, regardless of the status of TRIA, some state insurance regulators do not permit terrorism exclusions for various coverage or causes of loss. Accordingly, management continues to monitor carefully the Company’s concentrations of risk. For additional discussion on TRIA, see “— Catastrophe Management” and “—Risk Factors”.

Privacy regulation

In 2001, privacy provisions of the Gramm-Leach-Bliley Act became fully effective. The provisions establish consumer protections regarding the security and confidentiality of “nonpublic personal information” and require full disclosure of the privacy policies of financial institutions to their consumer customers. Privacy regulation is an evolving area of state and federal regulation and the Company continues to monitor developments.

Employees

As of December 31, 2004, Crum & Forster had 1,079 employees. None of these employees is represented by a labor union and management considers employee relations to be satisfactory.

Risk Factors

The risks described below are those identified by management which could cause the Company’s operating results and financial condition, as well as other information and data included in this Form 10-K, including the financial statements and accompanying notes thereto, to be materially adversely affected. This section does not, however, describe all risks applicable to the Company, its industry or its business, and is intended only as a summary of certain material factors affecting the Company’s business.

If there are any negative changes in the financial strength ratings of the Company’s insurance subsidiaries, especially from A.M. Best, it could be very difficult for the Company to write quality new or renewal business, secure adequate reinsurance on acceptable terms and retain its key management and employees.

Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating with a negative outlook (the fourth highest of fifteen rating categories) from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) from Standard & Poor’s, also a rating agency for the insurance industry.

Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. A.M. Best has advised the Company that, although it is encouraged by the improved underlying trends exhibited in its recent underwriting performance, the ratings outlook is negative and contingent upon management’s ability to ultimately achieve overall earnings stability, specifically with regard to adequacy of asbestos reserves, and improved financial flexibility of the Company’s ultimate parent, Fairfax. According to A.M. Best, a negative outlook indicates that A.M. Best believes that the rated insurer is experiencing unfavorable financial and/or market trends, relative to its rating level and, if such trends continue, it has a good possibility of having its rating lowered. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and its other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, and factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster.

The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders, and are not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security.

The Company may incur a reduction in its net income if its reserves are insufficient.

Crum & Forster maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each year. Its gross loss and LAE reserves were $3.4 billion and $3.2 billion at December 31, 2004 and 2003, respectively. These reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including: (i) actuarial projections of what management, at a given time, expects to be the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known; (ii) estimates of future trends in claims severity and frequency; (iii) assessment of asserted theories of liability; and (iv) analysis of other factors, such as variables in claims handling procedures, economic factors and judicial and legislative trends and actions. Most, or all, of these factors are not directly or precisely quantifiable, particularly on a prospective basis. In many cases, estimates are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims.

During the years ended December 31, 2004, 2003 and 2002, the Company increased its reserves for prior years’ losses and LAE by $69.3 million, $118 million and $18.3 million, respectively. The historical patterns upon which management typically would rely to develop reserves are not consistent with current lines of business, net retention levels, premium sizes, risk profiles of insureds and other operational changes. The Company’s organizational and process improvements over the past five years have led to claims settlement philosophy changes that have altered its historical paid and incurred claims patterns. During the same time period, soft market conditions in the immediate prior accident years caused deteriorating trends in the Company’s underwriting results. The combination of these factors over the past five years has made interpretation of the underlying data trends and quantification of reserve adequacy extremely difficult. For further discussion of the Company’s reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and loss adjustment expenses”.

Under GAAP, the Company is only permitted to establish loss and LAE reserves for losses that have occurred on or before the financial statement date. Case reserves and reserves for IBNR contemplate these obligations. No contingency reserve allowances are established to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial. To the extent reserves prove to be deficient in the future, management will have to increase the Company’s reserves by the amount of such deficiency and incur a charge to earnings in the period such reserves are increased. The uncertainties regarding the reserves (including reserves for asbestos, environmental and other latent exposure claims) could result in a liability exceeding the reserves by an amount that would be material to the Company’s financial condition or results of operations in a future period, and such a liability would reduce future net income and cash flows and the ability of its insurance subsidiaries to pay dividends or make other distributions to the Company.

Even though most insurance policies have policy limits, the nature of property and casualty insurance is such that losses can exceed policy limits for a variety of reasons and could very significantly exceed the premiums received on the underlying policies. The Company attempts to limit its risk of loss through reinsurance, the availability and cost of which is subject to market conditions and beyond the Company’s control.

Reserves for asbestos, environmental and other latent claims may be insufficient.

There are significant additional uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent exposure claims. The possibility that these claims would emerge was often not anticipated at the time the policies were written, and traditional actuarial reserving methodologies have not been generally useful in accurately estimating ultimate losses and LAE for these types of claims. In addition, the loss settlement period of certain of these claims may extend for decades after the expiration of the policy period, and during such time it often becomes necessary to adjust, sometimes to a significant degree, the estimates of liability on a claim either upward or downward. Gross asbestos reserves were $522.7 million, $495.2 million and $370.9 million at December 31, 2004, 2003 and 2002, respectively; gross environmental reserves were $123.4 million, $130.5 million and $163.2 million, respectively; and gross reserves for other latent claims were $35.4 million, $40.8 million and $43.5 million, respectively. Asbestos reserves, net of reinsurance, were $408.8 million, $366.4 million and $264.8 million, at December 31, 2004, 2003 and 2002, respectively; environmental reserves, net of reinsurance, were $85.2 million, $98.8 million and $105.8 million, respectively, and reserves for other latent exposure claims, net of reinsurance, were $22 million, $26.7 million and $28.3 million, respectively. Among the uncertainties relating to such reserves are a lack of historical data, long reporting delays and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted. Plaintiffs often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. Because of these uncertainties, the Company’s exposure to asbestos, environmental and other latent exposure claims is more difficult to estimate, and is subject to a higher degree of variability than is its exposure to non-latent exposure claims. In addition, insurers, including Crum & Forster, are generally experiencing an increase in the number of asbestos-related claims due to, among other things, more intensive advertising by lawyers seeking asbestos claimants, an increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of insured entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings of insureds may have the effect of significantly accelerating and increasing loss payments by insurers, including Crum & Forster. A court has required insurers of a bankrupt company to pay not only claims already made, but also to make payments for all estimated future claims.

Increasingly, policyholders have asserted that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects that this trend will continue. Although it is difficult to predict whether these policyholders will be successful on the issue, to the extent the issue is resolved in their favor, Crum & Forster’s coverage obligations under the policies at issue could be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

In addition, proceedings have been launched directly against insurers challenging insurers’ conduct with respect to asbestos claims, including, in some cases with respect to previous settlements. The Company anticipates the filing of other direct actions against insurers, potentially including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

In 2004, the Company’s total latent reserves were increased by $100.5 million based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of asbestos reserves. During the past three years, the asbestos-related trends described above both have accelerated and became more visible. The Company has continued to see the emergence of the trends noted above, including an increased number of claimants filing asbestos claims against its insureds, an increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection and an increased number of insureds asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. Due to the inherent uncertainties described above, the Company’s ultimate liability for its asbestos, environmental and other latent claims may vary substantially from the amounts currently recorded.

Catastrophic events could reduce net income.

Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty lines for which the Company provides insurance. For example, the terrorist attacks on September 11, 2001 caused losses in several of the Company’s lines, including business interruption, business personal property and workers’ compensation. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income and financial condition. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.

TRIA became effective on November 26, 2002 and is a three-year federal program scheduled to expire at the end of 2005, although bills have been introduced in Congress to extend the program. TRIA voided in-force terrorism exclusions as of November 26, 2002 for certified terrorism acts (i.e., those arising from international, not domestic, acts) on all TRIA specified property and casualty business. TRIA requires covered insurers to make coverage available for certified acts of terrorism on all new and renewal policies issued after TRIA was enacted. TRIA allows the Company to assess a premium charge for terrorism coverage and, if the policyholder declines the coverage or fails to pay the terrorism premium, certified acts of terrorism may then be excluded from the policy, subject, however, to state-specific requirements such as mandatory coverage for fire losses in statutory fire policy states. Subject to a premium-based deductible and provided the Company has otherwise complied with all the requirements as specified in TRIA, the Company is eligible for reimbursement by the federal government for 90% of covered terrorism related losses arising from a certified terrorist attack, with such reimbursement ending once the aggregated insured losses for the entire insurance industry exceed $100 billion in a single program year. Once this $100 billion loss threshold has been reached for any program year, any insurer covered under TRIA that has met its deductible will not be responsible for any further loss payments in that program year.

TRIA is scheduled to terminate on December 31, 2005 unless extended by the federal government. In the event TRIA is not extended or is extended with significant modifications, terrorism coverage provided under the Company’s policies may change. Where permitted under state insurance regulations, the Company has begun to use conditional terrorism exclusions which allow the cancellation or alteration of terrorism coverage and related premium rates should TRIA lapse or be modified. Where state insurance regulators disallow the exclusion of terrorism, such as in the case of workers’ compensation policies or in certain states where the use of conditional terrorism exclusions is not permitted, the Company’s exposure to losses from non-domestic terrorist acts may be increased.

During 2004, the Company’s underwriting results were adversely affected by total net catastrophe losses of approximately $120.7 million, including reinsurance reinstatement premiums of $13 million, principally associated with hurricanes Charley, Frances, Jeanne and Ivan. Ultimate exposure to losses from these events may change.

The Company operates in a highly competitive environment, which makes it more difficult to attract and retain business.

The commercial lines property and casualty insurance industry is highly competitive and management believes that it will remain so for the foreseeable future. Prevailing conditions relating to price, coverage and capacity can change very rapidly in this industry sector. The Company faces competition from domestic and foreign insurers, many of which may be perceived to provide greater security to insureds and many of which are larger and have greater financial, marketing and management resources than Crum & Forster. Competition in the commercial lines property and casualty insurance industry is based on many factors, including overall financial strength of the insurer, ratings by rating agencies, price, policy terms and conditions, services offered, reputation and experience. The Company faces increased competition across virtually all lines of business, and such increased competition could make it difficult for Crum & Forster to underwrite new business or may put downward pressure on the pricing of new business underwritten by the Company. For additional discussion, see “ –Competition”.

Several commercial property and casualty insurers and industry groups and associations currently offer alternative forms of risk protection in addition to traditional insurance products. These products, such as large deductible programs and various forms of self-insurance, have been instituted to allow for better control of risk management and costs. Management cannot predict how continued growth in alternative forms of risk protection will affect Crum & Forster’s future operations, but it could reduce premium volume.

Following the terrorist attacks on September 11, 2001, a number of new insurers and reinsurers have been formed to compete in the insurance industry and a number of existing market participants have raised new capital, which may enhance their ability to compete with Crum & Forster.

Results in the property and casualty insurance industry are subject to fluctuations and uncertainty, which may adversely affect management’s ability to write policies.

The results of companies in the property and casualty insurance industry historically have been subject to broad fluctuations. These results can be affected significantly by price competition, volatile and unpredictable developments (including catastrophes), changes in loss reserves resulting from changing legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop, fluctuations in interest rates and other changes in the investment environment which affect returns on invested assets and inflationary pressures that affect the size of losses. The property and casualty insurance industry historically has experienced pricing and profitability cycles related to levels of industry underwriting capacity. As a result of fluctuations in pricing, the Company may be unable to obtain business that meets its underwriting standards and pricing expectations. For additional information, see “ –Competition” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Certain business practices of the insurance industry have become the subject of investigation by government authorities and other parties.

In October 2004, New York State’s Attorney General filed a civil lawsuit against several participants in the insurance industry, alleging certain fraudulent and anti-competitive activities. The Company and its subsidiaries were not defendants in that civil suit. However, the investigation concerns an evolving area of the law and management can give no assurance regarding its consequences for the industry or the Company.

Subsequent to the announcement of these actions, numerous other state attorneys general and individual state insurance departments have announced investigations of insurance industry business practices and a U.S. Congressional committee conducted hearings on several issues relating to insurance brokers. In addition to these government investigations, class action and other lawsuits relating to these business practices have been filed against various members of the insurance industry. Because these governmental investigations and lawsuits continue to grow in number and spread in scope, it is not possible at this time to determine the ultimate impact on the insurance industry or the Company.

Activities being investigated include participation in contingent commission structures and other agreements under which brokers receive additional commissions based upon the volume and/or retention of business placed with an insurer. Industry operating policies and practices may be impacted by the outcome of these investigations. Negative publicity may also result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase the costs of doing business and adversely affect profitability by impeding the Company’s ability to market its products and services, requiring a change in market practices, products or services provided and increasing the regulatory burdens under which the Company operates. However, management believes that Crum & Forster’s commission programs and payments to brokers and agents comply with applicable laws and regulations. The Company paid contingent commissions of $12 million in 2004.

Certain of the Company’s subsidiaries have received formal letters of inquiry and/or requests for information from the departments of insurance of the States of Arizona, Delaware, New Jersey and North Carolina. These states, which sent requests to multiple insurance companies and other industry members, are requesting documents and seeking information relating to the conduct of business between insurance brokers and certain Company subsidiaries. It is reported that other governmental and regulatory authorities are conducting similar inquiries, and the Company or its subsidiaries may receive additional request for information from these authorities. The Company and its subsidiaries intend to cooperate fully with these requests for information; however, there can be no assurances as to the ultimate outcome of these inquiries.

Also, New York State’s Attorney General, the Securities and Exchange Commission and other state insurance departments have indicated that they are investigating the alleged use of finite and financial reinsurance products to “smooth” earnings or to otherwise bolster reported financial results. The Company’s corporate aggregate reinsurance includes both prospective and retroactive reinsurance contracts that would commonly be classified as finite reinsurance. Neither the Company nor any of its subsidiaries is a party to any government or state investigations into the use of finite reinsurance contracts; however, the investigations concerning the use of finite and financial reinsurance products continue to progress and management cannot give assurance regarding its ultimate impact on the industry or the Company. For further information on these investigations, see “Item 3. Legal Proceedings—Insurance Industry Investigations”.

The loss of any of the Company’s key producers could have an adverse effect on the Company’s ability to generate business.

In 2004, the Company’s two largest producers accounted for 14% and 6% of gross premiums written. The top five producers accounted for approximately 30% of gross premiums written. There are no long-term commitments from any of the Company’s producers, any of which could cease doing business with Crum & Forster at any time. The Company may not be successful in maintaining its current relationships with its significant producers and the loss or deterioration of one or more of these relationships could adversely affect the Company’s ability to generate business.

The effects of emerging claim and coverage issues on the Company’s business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm the Company’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. Examples of contemporary claims and coverage issues that have affected the Company are claims relating to construction defects, welding fumes, natural resource damages, mold, lead and diet drugs. These claim types present complex coverage and damage valuation questions, making it difficult for management to estimate the Company’s ultimate liability.

The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm Crum & Forster’s business.

If the Company is unable to realize its investment objectives, its financial condition may be adversely affected.

The Company’s operating results depend in part on the performance of the Company’s investment portfolio. The ability to achieve its investment objectives is affected by general economic conditions that are beyond management’s control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities the Company owns. In 2004, 2003 and 2002, the Company had investment income, including realized investment gains and pre-tax equity in earnings of investees, of $183.8 million, $340.5 million and $155.3 million, respectively. The Company may not be able to realize its investment objectives, which could reduce net income significantly.

The Company is a holding company and is dependent on dividends from its insurance subsidiaries to pay its obligations, including interest and principal on its debt securities.

The Company is a holding company with no direct operations and its principal asset is the capital stock of several insurance subsidiaries. The Company relies, and expects to rely in the future, on dividends from these insurance subsidiaries to meet its obligations, including payment of interest on its debt securities, and, together with refinancing opportunities then available in capital markets, if any, to repay its debt securities at maturity. The Company’s principal insurance subsidiaries, US Fire and North River, account for 98.6% of combined statutory surplus at December 31, 2004. US Fire and North River may pay dividends of $88.5 million and $5 million in 2005, respectively, without prior regulatory approval. The ability of the Company’s insurance subsidiaries to pay dividends depends on their statutory earned surplus (which is increased by underwriting profit and investment income and decreased by underwriting losses, including losses as a result of adverse development of prior periods), net income, investment income and other regulatory restrictions, as well as any effects such dividends may have on the Company’s ratings. For further information on the regulation of dividends, see “—Insurance Regulatory Matters”. Because payment of dividends by the Company’s insurance subsidiaries would decrease their statutory surpluses, doing so would also adversely affect their ability to meet financial ratios and other tests critical to maintaining their ratings and otherwise providing acceptable security to brokers and to insureds. Their ability to pay dividends and, therefore, the Company’s ability to meet its obligations is limited by these and other factors.

The Company’s debt securities are effectively subordinate to all of the obligations of the Company’s insurance subsidiaries, including all of the Company’s liabilities with respect to insurance policies that the Company has written or will write in the future, and any other subsidiary that does not guarantee the Company’s debt securities.

None of the Company’s subsidiaries is a guarantor of the Company’s debt securities. Additionally, the indenture governing the Company’s debt securities does not require subsidiaries the Company acquires in the future to guarantee the Company’s debt securities under certain circumstances, including if any such subsidiary is regulated as an insurance company under relevant state law. These non-guarantor subsidiaries have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Company’s debt securities or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of the Company’s debt securities to realize proceeds from the sale of such assets, will be effectively subordinated to the claims of these subsidiaries’ creditors and to coverage claims under insurance policies written by these subsidiaries.

The Company may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it.

The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect business volume and profitability. Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the policies that Crum & Forster purchases from them. Some exclusions are with respect to risks that cannot be excluded in policies the Company writes due to business or regulatory constraints, such as coverage with respect to acts of terrorism, mold and cyber risk. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on primary insurers that are inconsistent with corresponding terms in the policies written by these primary insurers. As a result, Crum & Forster, like other primary insurance companies, is increasingly writing insurance policies that, to some extent, do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose the Company to greater risk and greater potential losses.

Since September 11, 2001, the Company has experienced significant price increases for reinsurance and has been forced to accept reduced reinsurance coverage. In addition, the scope of coverage in reinsurance arrangements has been narrowed. For example, it is no longer possible to procure unlimited reinsurance coverage for workers’ compensation business. Instead, coverage for an accident year is subject to a maximum reinsured limit. Management has considered, and will continue to consider, these changes in prices and terms from the third party reinsurance market in determining how much reinsurance to purchase and whether to obtain reinsurance from its affiliates. In response, in part, to such changes, the Company has reduced the amount of reinsurance coverage purchased and increased the amount of reinsurance obtained from its affiliates. Furthermore, increased reinsurance with Fairfax affiliates could increase the possibility that adverse development in the financial condition of Fairfax or one of its subsidiaries could weaken the financial condition of the Company’s affiliated reinsurers. Any weakening of the financial condition of an affiliate from which the Company has assumed, or to which the Company has ceded insurance obligations could adversely affect the Company’s ability to meet its financial obligations and could otherwise weaken its financial condition. For further discussion of reinsurance transactions with affiliates, see “—Reinsurance”, Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions—Reinsurance Arrangements”. For further discussion of TRIA, see “—Catastrophe Management” and “—Risk Factors—Catastrophic events could reduce net income”. ; text-align: justify

The Company bears credit risk with respect to its reinsurers and certain insureds and if one or more of them fails to pay, the Company could experience losses, which would adversely affect the ability of its insurance subsidiaries to pay dividends.

Although reinsurance makes the assuming reinsurer liable to the extent of the risk ceded, the Company is not relieved of its primary obligation to its insureds as the direct insurer. As a result, it bears credit risk with regard to its reinsurers with respect to both receivable balances reflected on the balance sheet and contingent liabilities arising from reinsurance protection on future claims. The Company cannot be assured that its reinsurers will pay all reinsurance claims on a timely basis, or at all. At December 31, 2004, the Company had reinsurance recoverable of $1.8 billion due from approximately 315 reinsurers; however, the preponderance of this reinsurance recoverable was with relatively few reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1.1 billion, or 62.5% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $499.8 million as of that date. Periodically, the Company has contractual disputes with certain reinsurers regarding coverage under reinsurance policies. Historically, this has principally occurred in the interpretation of coverage relating to asbestos and environmental claims. Each reinsurance claim is evaluated based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law, and any amounts deemed uncollectible are included in the reserve for uncollectible reinsurance. If reinsurers are unwilling or unable to pay amounts due under reinsurance contracts, the Company will incur unexpected losses and cash flow will be adversely affected. For the years ended December 31, 2004, 2003 and 2002, the Company incurred charges for uncollectible reinsurance of $5 million, $5.3 million and $0.6 million, respectively. For additional discussion of credit risk with regard to the Company’s reinsurers, see “—Reinsurance”.

The Company writes certain retrospectively rated policies (policies in which premiums are adjusted based on the actual loss experience of the insured during the policy period) and large deductible policies (policies where the insured retains a specific amount of any potential loss) in which the insured must reimburse the Company for certain losses. Accordingly, the Company bears credit risk on these policies and cannot be assured that its insureds will pay on a timely basis, or at all. In the ordinary course of business, the Company is sometimes unable to collect all amounts billed to insureds, generally due to disputes on audit and retrospectively rated policies and, in some cases, due to insureds having filed for bankruptcy protection. In addition, if an insured files for bankruptcy, the Company may be unable to recover on assets such insured may have pledged as collateral. The Company reserves for uncollectible amounts in the period the collection issues become known. The inability to collect amounts due reduces net income and cash flow and the ability of the Company’s insurance subsidiaries to pay dividends or make other distributions to it. During 2004, 2003 and 2002, the Company incurred, or expected to incur, credit losses relating to insured insolvencies, disputed premium audits and for insureds experiencing financial difficulties. For the years ended December 31, 2004, 2003 and 2002, charges incurred for uncollectible premiums and large deductible recoveries were $(2.8) million, $5.6 million and $9.7 million, respectively.

Control of the Company’s corporate actions is retained by Fairfax, which may have interests that are different from the interests of holders of the Company’s debt securities.

Because of Fairfax’s beneficial ownership of Crum & Forster, it is in a position to determine the outcome of corporate actions requiring stockholder approval, including:

•	Electing members of the Company’s Board of Directors and appointment of members of the audit committee;
•	Adopting amendments to the Company’s charter documents;
•	Approving a merger or consolidation, liquidation or sale, of all, or substantially all, of the Company’s assets, subject to insurance and other regulatory approval;
•	Transactions that would result in a change of control;
•	Funding its or its affiliates’ requirements or losses by causing the Company to distribute additional amounts to it, whether by requiring the Company to incur additional indebtedness or otherwise engage in financial or other reinsurance, investment, tax sharing or other transactions with Fairfax or its affiliates, subject to obtaining insurance regulatory authority approval or non-disapproval, where necessary; and
•	Entering into transactions with Fairfax or its affiliates, subject to obtaining insurance regulatory authority approval or non-disapproval, where necessary.

Because Fairfax’s interests as a stockholder may conflict with the interests of the holders of Crum & Forster’s debt securities, Fairfax may cause the Company to take actions that favor its stockholders at the expense of the holders of the Company’s debt securities. In addition, Fairfax has in the past provided the Company, and continues to provide the Company, with certain services. All of the Company’s directors are also directors or officers of Fairfax and its affiliates. Conflicts of interest could arise between the Company and Fairfax or one of its affiliates or subsidiaries, and any conflict of interest may be resolved in a manner that does not favor the Company.

The Company’s business could be adversely affected by the loss of one or more key employees.

The Company is substantially dependent on a small number of key employees at the operating companies, in particular Nikolas Antonopoulos, Mary Jane Robertson and Joseph Braunstein. The experiences and reputations in the insurance industry of these executives are important factors in Crum & Forster’s ability to attract new business. The Company’s success has been, and will continue to be, dependent on its ability to retain the services of its existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein, or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of the Company’s business operations. Each of Mr. Antonopoulos, Ms. Robertson or Mr. Braunstein is currently bound by an employment contract for a term of two years with automatic daily one-day extensions, such that the term of employment at any time is two years, unless notice is given by either party. See “Item 10. Directors and Executive Officers of the Registrant—Employment and Retirement Agreements; Change of Control Arrangements”. The Company currently does not maintain key employee insurance with respect to any of its employees.

The Company is subject to extensive government regulation, which may limit the rates it can charge or otherwise adversely affect its business.

The Company is subject to extensive regulation and supervision in the states in which it does business. Regulators oversee matters relating to rate setting with respect to certain lines of insurance, trade practices, market conduct, policy forms, claims practices, mandated participation in shared markets, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, authorized lines of business, transactions with related parties, the payment of dividends and a variety of other financial and non-financial components of an insurance company’s business. Regulators may limit the rates that an insurance company can charge for certain lines of business so that premium rates may not keep pace with inflation. State insurance laws and regulations are administered by agencies that have broad powers and are concerned primarily with the protection of policyholders rather than stockholders or other investors. It is possible that future regulatory changes or developments would impede rate increases or other actions that the Company proposes to take to enhance its operating results, or fundamentally change the business environment in which it operates.

The Company’s insurance subsidiaries typically are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. The amount of future losses or assessments from such shared market mechanisms and pooling arrangements cannot be predicted with certainty. The underwriting results of these pools historically have been unprofitable. Future losses or assessments from such mechanisms and pooling arrangements could adversely affect the Company’s results of operations or financial condition.

In recent years, the insurance regulatory framework has come under increased federal scrutiny and certain Federal and state legislatures have considered or enacted laws that altered and, in many cases, increased the regulation of insurance companies and insurance holding companies, such as TRIA and state guaranty funds. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on investment practices, RBC guidelines, interpretations of existing laws and the development of new laws. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies. Although the federal government currently does not regulate the business of insurance directly, federal initiatives often affect the insurance industry in a variety of ways. Future legislation, or NAIC initiatives, may have a detrimental effect on the conduct of the Company’s business, financial condition or results of operations. For further discussion, see “—Insurance Regulatory Matters”.

If certain policies with respect to which other insurance companies have assumed liability from Crum & Forster have not been effectively novated, the Company could be subject to increased liabilities that are not reflected on the balance sheet, including with respect to asbestos, environmental or other latent exposures.

Prior to its acquisition by Fairfax in 1998, the Company was a subsidiary of Xerox Corporation. In connection with the business realignment and restructuring of its insurance companies, Xerox required the transfer of a number of policies and related assets and liabilities from certain of the Company’s insurance subsidiaries to other insurance companies also controlled by Xerox and vice versa. These transfers were effected through assumption and indemnity reinsurance agreements providing for 100% quota share reinsurance of the subject business by the assuming company. In some cases, the assuming party also was required to seek a novation of certain policies. Novation of an insurance policy attempts to effect the legal substitution of one insurance company for the original policy-issuing company and generally requires either the express or implied consent of the policyholder. If the novation process is challenged and not upheld (especially as to novation achieved by “implied” consent), Crum & Forster’s insurance subsidiaries could be responsible for such novated business if the other party were to become insolvent. These liabilities are not reflected on the consolidated balance sheets. The Company’s reserves could be understated and the credit risk associated with policies considered novated could also be materially understated. The Company may be unable to recover its losses from the reinsurers that have reinsured these policies. To date, the Company has not experienced any challenges of novations of these policies.

Fairfax’s bank credit facilities and the indenture governing the Company’s debt securities contain restrictions applicable to the Company, which could have an adverse effect on its financial condition.

The agreements governing the bank credit facilities of Fairfax contain restrictive covenants that prohibit Fairfax, with certain exceptions, from allowing Crum & Forster to borrow money or take certain other actions. In addition, the indenture governing the Company’s debt securities contains various restrictive covenants that limit the Company’s ability to, among other things, borrow money and limit management’s discretion in operating the Company’s business. The Company’s financial flexibility in the future may be limited by the terms of these agreements.

ITEM 2. PROPERTIES

Crum & Forster’s principal offices are located in space leased by the Company in Morristown, New Jersey. The lease covers approximately 201,887 square feet of office space at 305 Madison Avenue. The term of the lease ends December 31, 2022, and provides for up to four consecutive additional terms; the first additional period for ten years and the second, third and fourth additional periods for five years each, at the Company’s option.

The principal offices of Seneca are located in space leased by Seneca in New York, New York. The lease covers approximately 21,500 square feet at 160 Water Street. The term of the lease ends June 30, 2007.

The Company also leases office space for its branch offices. Crum & Forster does not own any of the real estate used for its operations.

ITEM 3. LEGAL PROCEEDINGS

Litigation

In the ordinary course of their business Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. However, it should be noted that the frequency of large damage awards, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

Insurance Industry Investigations

In October 2004, the New York State Attorney General filed a civil suit against several participants in the insurance industry alleging certain fraudulent and anti-competitive activities. Although the Company and its subsidiaries were not involved in the civil suit in any way, upon the request of management, the board of directors engaged outside counsel to conduct an internal review of the Company’s relationships with its producers. The internal review did not disclose any activities or conduct of the type alleged to have occurred in the civil suits. However, management cannot be certain of what ultimate effect the civil suits, or any increased regulatory oversight that might result from the civil suits, might have on the Company’s business or on the insurance industry as a whole.

Certain of the Company’s subsidiaries have received formal letters of inquiry and/or requests for information from the departments of insurance of the States of Arizona, Delaware, New Jersey and North Carolina. These states, which sent requests to multiple insurance companies and other industry members, are requesting documents and seeking information relating to the conduct of business between insurance brokers and certain Company subsidiaries. It is reported that other governmental and regulatory authorities are conducting similar inquiries, and the Company or its subsidiaries may receive additional request for information from these authorities. The Company and its subsidiaries intend to cooperate fully with these requests for information.

For further information on these insurance industry investigations, see “Item 1. Business—Risk Factors—Certain business practices of the insurance industry have become the subject of investigation by government authorities”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The table shown below presents selected financial data for each of the five years ended December 31, 2004. This financial information was prepared in accordance with GAAP. The GAAP statement of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the GAAP balance sheet data at December 31, 2004, 2003, 2002, 2001 and 2000 were derived from Crum & Forster Holdings Corp.’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated balance sheets at December 31, 2004 and 2003, and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows for each of the three years ended December 31, 2004, and accompanying notes, appear in “Item 8. Financial Statements and Supplementary Data”. The combined statutory data has been derived from annual statutory financial statements, which have been filed with the domiciliary states of the Company’s insurance subsidiaries, and prepared in accordance with SAP, which differs from GAAP.

The selected financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. The results for the year ended December 31, 2000 include the results for Seneca from August 31, 2000, the date of its acquisition by Crum & Forster. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

	Years Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
GAAP STATEMENT OF OPERATIONS DATA:
Gross premiums written	$1,138,961	$1,104,211	$898,368	$777,536	$661,061
Net premiums written	$918,300	$890,823	$669,473	$541,473	$487,731
Premiums earned	$907,709	$768,872	$609,512	$500,175	$503,974
Investment income and realized investment gains and losses [1]	$164,638	$338,062	$155,325	$113,813	$142,810
Losses and LAE	$761,512	$652,334	$460,458	$601,674	$384,936
Income (loss) before cumulative effect of a change in accounting principle	$24,195	$135,745	$82,911	$(106,509)	$71,580
Equity in earnings of investees, net of tax	$12,478	$1,567	$-	$-	$-
Cumulative effect of a change in accounting principle	$-	$-	$64,809 [2]	$-	$-
Net income (loss)	$24,195	$135,745	$147,720	$(106,509)	$71,580

	At December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
GAAP BALANCE SHEET DATA:
Total investments (including cash and cash equivalents)	$3,217,610	$3,168,389	$2,422,590	$2,280,092	$2,517,033
Total assets	$6,031,641	$5,587,398	$5,138,787	$5,147,959	$4,795,672
Unpaid losses and LAE	$3,356,213	$3,178,166	$3,235,101	$3,423,793	$3,306,741
Long term debt [3]	$291,841	$291,257	$-	$-	-
Shareholder’s equity	$881,189	$906,115	$979,164	$719,605	$801,492

	Years Ended December 31,
	2004	2003	2002	2001	2000
SELECTED FINANCIAL RATIOS BASED ON GAAP DATA:
Loss and LAE ratio	83.9%	84.8%	75.5%	120.3%	76.4%
Underwriting expense ratio	27.9	29.3	31.9	37.3	40.8

Combined ratio	111.8%	114.1%	107.4%	157.6%	117.2%

Ratio of earnings to fixed charges [4]	1.3	6.2	6.6	[5]	6.2

	Years Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
SELECTED COMBINED STATUTORY DATA:
Loss and LAE ratio	86.1%	84.5%	77.6%	143.1%	97.3%
Underwriting expense ratio	27.7	27.3	31.2	36.9	42.8

Combined ratio	113.8%	111.8%	108.8%	180.0%	140.1%

Policyholders’ surplus	$1,206,547	$1,107,435	$856,393	$708,388	$769,483

Ratio of net premiums written to policyholders’ surplus	0.76x	0.80x	0.78x	0.77x	0.66x

[1]	Includes $40,725 of gains in 2003 from the sale of Hub International Limited securities to an affiliate.
[2]	Represents remaining unamortized negative goodwill resulting from the acquisition of Crum & Forster by Fairfax in 1998.
[3]	Aggregate principal amount of $300 million of the Company’s 10-3/8% senior notes due 2013, less unamortized original issue discount. There have been no borrowings under the Fairfax note. For further information on the Fairfax note, see “Item 13. Certain Relationships and Related Transactions — Borrowing from Fairfax.”
[4]	For purposes of determining the ratio of earnings to fixed charges, earnings includes income before income taxes, adjusted for undistributed income or loss from equity method investees and fixed charges. Fixed charges consist of interest expense, amortization of capitalized expenses related to indebtedness and an estimate of implicit interest included in rent expense. The calculation of the ratio of earnings to fixed charges is filed as an exhibit to this Form 10-K.
[5]	Due to the loss in the year ended December 31, 2001, the ratio coverage was less than 1:1. Additional earnings of $170.1 million would have achieved a coverage ratio of 1:1.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Crum & Forster’s consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. Certain information constitutes forward-looking statements that involve risks and uncertainties. For further discussion of forward-looking statements, see page 4. Actual results may differ materially from the results discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1. Business – Risk Factors”.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and related notes thereto are prepared in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of material contingent assets and liabilities as of the balance sheet date and the revenues and expenses reported during the relevant period. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

Crum & Forster’s significant accounting policies are described in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The accounting policies and estimates discussed below are those that require management to make assumptions about highly uncertain matters. If management were to make different assumptions about those matters, or if actual results were to differ significantly from estimates, the Company’s reported consolidated results of operations and financial condition could be materially affected.

Unpaid losses and loss adjustment expenses

The most significant accounting estimates relate to the Company’s reserves for unpaid losses and LAE. Unpaid losses and LAE include reserves for unpaid reported losses and LAE and for IBNR losses. The reserves for unpaid reported losses generally represent the estimated ultimate cost of events or conditions that have been reported to the Company. IBNR reserves include estimates of losses incurred but not reported to the Company, including estimates of expenses to settle claims, such as legal and other fees and the general expenses of administering the claims adjustment process.

With regard to case reserves, the Company is notified of insured losses, and claims personnel or independent claims adjusters hired by the Company initially set up case reserves for the estimated amount of settlement, if any. The estimate reflects the judgment of claims personnel based on the parameters of coverage provided in the insurance policy, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as information becomes available.

IBNR reserves are calculated by the Company’s actuaries using several standard actuarial methodologies, including paid and incurred loss development, the Bornheutter-Ferguson loss methods, the Berquist-Sherman loss methods and frequency and severity approaches. The Company’s actuaries utilize assumptions in determining their estimates. These assumptions include loss development factors, loss ratios, reported claim frequency and severity. The selected assumptions reflect the actuary’s judgment based on historical data and experience. Most IBNR loss reserves are established with respect to the Company’s casualty business. Casualty business generally has a longer tail (meaning a longer period of time between the occurrence of the covered event and the ultimate settlement of the claim) than the Company’s other lines of business. Because many of the types of coverage offered by the Company involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process.

The Company’s reserves are continuously reviewed in accordance with professional actuarial standards. A variety of statistical and actuarial techniques are used to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. Other variables such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverage, changes in claims handling practices and inflation are also taken into consideration. Management considers not only monetary increases in the cost of what the Company insures, but also changes in societal factors that influence jury verdicts and case law, the Company’s approach to claim resolution, and, in turn, claim costs. The Company’s reserves are analyzed by considering a range of estimates bounded by a high and low point, and records their best estimate within that range. Management considers a “best estimate” to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures. The Company’s actuaries conduct a full reserve study using these methodologies every six months, from which point estimates of ultimate losses and LAE by line of business are selected. These “target” loss ratios are used to determine loss and allocated LAE expectations each month by accident year within each line of business. Each month, reported losses are reviewed against these expectations to evaluate loss emergence trends.

The Company’s actuaries also conduct an internal ground-up study of asbestos and environmental reserves every six months. Ground-up studies, which the Company conducts semi-annually, involve an insured-by-insured evaluation considering the following factors: available insurance coverage, including the role of any umbrella or excess insurance issued to the insured; limits, deductibles and self-insured retentions; an analysis of each insured’s potential liability; the jurisdictions involved; past and anticipated future asbestos claim filings against the insured; loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expenses; the potential role of other insurance; and applicable coverage defenses. The evaluations are based on current trends without any assumption of potentially favorable or unfavorable legislation in the future. In 2004, based on the Company's internal actuarial review and an independent actuarial firm's ground-up study of asbestos reserves, the Company strengthened its asbestos reserves by $90.5 million. The independent actuaries last performed an independent ground-up study of the Company’s asbestos reserves in 1996.

Losses and LAE are charged to income as they are incurred. This includes loss and LAE payments and any changes in reported case and IBNR reserves. During the loss settlement period, reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the Company’s financial results in the periods in which they are made, and are referred to as prior period development. Due to this high level of uncertainty, revisions to these estimated reserves could have a material impact on the Company’s results of operations in the period recognized, and ultimate actual payments for claims and LAE could turn out to be significantly different from estimates.

Asbestos reserves

The Company has written general liability, commercial multi-peril and umbrella policies under which its policyholders continue to present asbestos, environmental and other latent claims. The vast majority of these claims are presented under policies written many years ago. There are significant uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent exposure claims. Reserves for these exposures cannot be estimated solely with the traditional loss reserving techniques described above, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Among the uncertainties relating to asbestos, environmental and other latent reserves are a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.

Asbestos is the most significant and difficult mass tort for the insurance industry in terms of claim volume and dollar exposure. The litigation environment has become increasingly adverse. Plaintiffs often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. Many of the lawsuits are filed in a small number of plaintiff-oriented jurisdictions, where significant verdicts historically have been rendered against commercial defendants. Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. In general, the number of new claims filed in 2004 declined slightly, but it is too soon to predict whether this will constitute a trend in new filings. Management believes that the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries for asbestos claims, from both a coverage and liability perspective. Even when these claims are resolved without loss payment, as a large portion of them are, significant costs are incurred to defend the claims. Generally, only policies underwritten prior to 1986 have potential asbestos exposure since most policies underwritten after that date contain an absolute asbestos exclusion.

Over the past few years, the industry has experienced an increase in the number of asbestos claimants over prior years, including claims by individuals who do not appear to be impaired by asbestos exposure. It is generally expected throughout the industry that this trend will continue. The reasons for this evident increase are many: more intensive advertising by lawyers seeking additional claimants; increased focus by plaintiffs on new and previously peripheral defendants; an increase in the number of entities seeking bankruptcy protection; and a rush to file claims before potential implementation of proposed legislative reforms. To date, this continued flow of claims has forced 71 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional insureds may become targets in the future and in predicting the total number of asbestos claimants.

Early asbestos claims focused on manufacturers and distributors of asbestos-containing products. Thus, the claims at issue largely arose out of the products hazard and typically fell within the policies’ aggregate limits of liability. Increasingly, insureds have been asserting that their asbestos claims are not subject to these aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, potentially creating even greater exposure for primary insurers. Generally, insureds who assert these positions are installers of asbestos products or property owners who allegedly had asbestos on their property. In addition, in an effort to seek additional insurance coverage, some insureds that have eroded their aggregate limits are submitting new asbestos claims as “non-product” claims or attempting to reclassify previously resolved claims as non-product claims. Unlike product exposures, these non-product exposures are argued not to be subject to aggregate limits, creating potentially greater exposure. The extent to which insureds will be successful in obtaining coverage on this basis is uncertain and, accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

The Company’s asbestos exposure is related mostly to insureds that are peripheral defendants, including a mix of manufacturers, distributors and installers of asbestos-containing products, as well as premise owners. For the most part, these insureds are defendants on a regional, rather than a nationwide, basis. As the financial assets and insurance recoveries of traditional asbestos defendants have been depleted, plaintiffs are increasingly focusing on these peripheral defendants. The Company is experiencing an increase in asbestos claims on its policies.

Environmental reserves

Hazardous waste sites present another significant potential exposure. The federal “Superfund” law and comparable state statutes govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by PRPs. These laws establish the means to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. Most sites have multiple PRPs. Most insurance policies issued to PRPs did not expressly cover the costs of pollution cleanup since pollution was not a recognized hazard at the time many of these policies were issued. Over time, judicial interpretations in many cases have found that the scope of coverage of the policies included pollution exposure. Since 1986, however, most general liability policies exclude coverage for such exposures.

There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. To date, approximately 1,575 cleanup sites have been identified by the EPA and included in its National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.

Uncertainties also remain as to the Superfund law itself. The excise tax imposed to fund Superfund lapsed at the end of 1995 and has not been renewed. While a number of proposals to reform Superfund have been put forward by various parties, no reforms have been enacted by Congress since then. It is unclear what legislation, if any, will be enacted in the future and what potential effect it will have on the insurance industry. In the absence of federal movement on Superfund, the enforcement of Superfund liability is shifting to the states, which are reconsidering state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicts among states becomes greater, increasing the uncertainty of the cost to remediate state sites.

The Company’s environmental pollution reserves have been developing as expected over the past few years with new reports trending downward. In many cases, claims are being settled for less than initially anticipated due to improved site remediation technology and effective policy buybacks. However, due to the high level of uncertainty, revisions to these reserve estimates could have a material impact on the Company’s results of operations in the period recognized and the ultimate actual payments for claims and LAE could turn out to be significantly different from estimates.

Other latent claims reserves

In addition to asbestos and environmental pollution, the Company faces exposure to other types of mass tort claims. These other latent claims include those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress, paint and mold.

Summary

For the years ended December 31, 2004, 2003 and 2002, the Company has recognized adverse development of prior years’ losses and LAE, before the benefit of corporate aggregate reinsurance, of $97.6 million, $132.2 million and $26.6 million, respectively. Substantially all of such development was attributable to asbestos reserves. Due to the inherent uncertainties in estimating reserves for unpaid losses and LAE described above, and to the potential impact of recent trends, the ultimate liability for the Company’s loss and LAE reserves, and, in particular, its asbestos, environmental and other latent claims reserves, may vary substantially from the amounts currently reserved.

For additional discussion on the Company’s reserves, see “Item 1. Business—Reserves” and Notes 5 and 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Other than temporary declines in value of investments

Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time is outweighed by evidence to the contrary. Recognition of impairment losses for declines in the value of fixed income investments and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, current and expected future market and economic conditions, the impact of issuer-specific events, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price. For fixed income investments with unrealized losses due to market conditions or industry-related events, management also considers the Company’s ability and intent to hold the investment for a period of time sufficient to allow a market recovery, or to maturity, in the process of evaluating whether a security with an unrealized loss has suffered an other than temporary decline.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers, subjective assessment of issuer-specific factors (seniority of claims, collateral value, etc.), future financial market effects, stability of foreign governments and economies, future rating agency actions and significant disclosure, accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment are involved in determining if a decline is other than temporary. If management determines that a decline in fair value is not other than temporary and, hence, a security’s value is not written down at that time, there are potential effects upon future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other than temporary declines.

As of December 31, 2004, the Company had gross unrealized losses on available-for-sale fixed income and equity investments of $67.5 million and no other than temporary impairments were recorded for the year ended December 31, 2004. For the years ended December 31, 2003 and 2002, other than temporary impairments amounted to $13.8 million and $0.3 million, respectively. For a more detailed discussion of the Company’s gross unrealized losses on available-for-sale securities, see Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Reinsurance recoverable

Amounts recoverable from reinsurers are initially estimated in conjunction with the establishment of reserves for unpaid losses and LAE. These amounts may be adjusted as actual case reserves are recorded and reinsured claims are settled. The ceding of risk to reinsurers does not relieve the operating companies of their primary obligation to policyholders as the direct insurer. Accordingly, the Company is exposed to the risk that any reinsurer may be unable, or unwilling, to meet the obligations assumed under its reinsurance agreements. Management attempts to mitigate this risk by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels.

In certain circumstances, including the significant deterioration of a reinsurer’s financial strength rating, the Company may engage in commutation discussions with an individual reinsurer, essentially canceling and settling the contract at its net present value. The outcome of such discussions may result in a lump sum settlement that is less than the recorded recoverable balance. Losses arising from commutations could have an adverse impact on the Company’s results of operations.

An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and at the Crum & Forster companies in particular.

As of December 31, 2004 and 2003, reinsurance recoverable was $1,804.8 million and $1,680.5 million, net of reserves for uncollectible reinsurance of $40.9 million and $39.9 million, respectively. Bad debt expense for the years ended December 31, 2004, 2003 and 2002 related to uncollectible reinsurance was $5 million, $5.3 million and $0.6 million, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations. At December 31, 2004, the five largest gross reinsurance recoverable balances aggregated $1,128.9 million, or 62.5% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $499.8 million as of that date. The largest unsecured balance as of December 31, 2004 was $194.1 million, due from an unaffiliated company rated A+ by A.M. Best.

Deferred income tax assets

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company’s deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences.

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable entities and current forecasts for the periods through which losses may be carried forward.

As of December 31, 2004, there are no valuation allowances against the Company’s deferred tax assets of $242.1 million. Should the assumptions of future profitability change, however, or the taxable income of these entities fall below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Summary of Operations

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and overlooked market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,000 producers located throughout the United States. The Company’s two largest producers accounted for approximately 14% and 6% of gross premiums written for the year ended December 31, 2004.

The Company’s objective is to expand opportunistically into classes of business or market segments that are consistent with its underwriting expertise and have the potential to generate an underwriting profit. Management believes the Company’s ability to identify and react to changing market conditions provides it with a competitive advantage. Based on the experience and underwriting expertise of management, the Company seeks to write new lines of business and expand existing classes of business based on market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted insured groups and underwrites specific types of coverage for markets that are generally underserved by the industry.

The profitability of property and casualty insurance companies is primarily determined by their underwriting results and investment performance. Underwriting results are the net result of a company’s premiums earned and amounts paid, or expected to be paid, to settle insured claims and policy acquisition costs and other underwriting expenses. The insurance business is unique in that premiums charged for insurance coverage are set without certainty of the ultimate claim costs to be incurred on a given policy. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts or premiums received. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and man-made disasters, regulatory measures and court decisions that define and expand the extent of coverage. Insurance premium prices are also influenced by available insurance capacity or the industry’s willingness to deploy capital to cover each insurable risk.

Premiums collected are invested until funds are required to pay settled claims. Insurance company investment portfolios generally must provide a balance among total return, capital preservation and liquidity in order to generate sufficient funds for payment of claims as they are settled. The Company follows a long-term, value-oriented investment philosophy, with the goal of optimizing investment returns viewed on a total return basis, without reaching for yield, while maintaining sensitivity to liquidity requirements. The Company attempts to protect its capital from loss. Management believes that investing in debt and equity securities selling at prices below intrinsic value better protects the Company’s capital.

Management measures the results of operations by monitoring certain indicators of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further monitors growth in its gross premiums written in terms of its rate of retention of existing insureds, increases or decreases in the pricing of renewed policies and the growth in new business premiums.

Management focuses on underwriting results, which are derived from certain amounts on the consolidated statements of income and are considered a non-GAAP financial measure, to monitor performance of the Company’s underwriting operations. Underwriting results are measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned less losses and LAE, policy acquisition costs and other underwriting expenses, and excludes investment results, interest expense and other income or expense. The latter are excluded in order to analyze the direct relationship between the premiums earned and the related claim costs, including the costs incurred to settle such claims, acquisition expenses and other underwriting expenses. Net realized investment gains and losses relating to the Company’s investment portfolio are excluded by management when analyzing insurance operations, as they are largely discretionary and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.

The combined ratio expresses underwriting results as a percentage of premiums earned and generally comprises two components: the loss ratio, which is the percentage of losses and LAE to premiums earned, and the expense ratio, which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. Commencing in mid-2000 and through mid-2003, insurers generally achieved significant rate increases and improved terms and conditions. In 2003, however, market capacity expanded, particularly for property risks. In the fourth quarter of 2003 and through 2004, property risks generally were written at or below expiring prices, and price increases in casualty lines slowed considerably. Market competition intensified throughout 2004, particularly in the third and fourth quarters. Renewal pricing in the Company’s casualty lines increased by approximately 1% overall in 2004, but decreased by approximately 2% and 5% in the third and fourth quarters of 2004, respectively. Renewal pricing in the Company’s property lines declined by approximately 5% in 2004.

Results of Operations

The Company’s results of operations are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Gross premiums written	$1,139.0	$1,104.2	$898.4

Net premiums written	$918.3	$890.8	$669.5

Premiums earned	$907.7	$768.9	$609.5
Losses and LAE	761.5	652.3	460.4
Underwriting expenses	253.0	225.3	194.5

Underwriting results	(106.8)	(108.7)	(45.4)
Investment income and realized investment gains and losses[1]	164.6	338.1	155.3
Interest and other expense (income)	41.6	24.6	(16.1)

Income before income taxes and cumulative effect of a change in accounting principle	16.2	204.8	126.0
Income tax expense	4.5	70.6	43.1

Income before cumulative effect of a change in accounting principle	11.7	134.2	82.9
Equity in earnings of investees	12.5	1.5	-
Cumulative effect of a change in accounting principle	-	-	64.8 [2]

Net income	$24.2	$135.7	$147.7

Combined ratio	111.8%	114.1%	107.4%

[1]	Includes $40.7 million of gains in 2003 from the sale of Hub International Limited securities to an affiliate.

Net income declined to $24.2 million in 2004 from $135.7 million in 2003, primarily due to lower investment results. Underwriting results for 2004, compared to 2003, were marked by higher catastrophe losses offset by decreased adverse development of prior years’ losses and LAE. Catastrophe losses were higher in 2004 than in 2003, principally due to approximately $96 million of losses, including reinstatement premiums of $13 million, associated with hurricanes Charley, Frances, Jeanne and Ivan in the third quarter of 2004. Adverse development of prior years’ losses and LAE in 2004 amounted to $69.3 million as compared to $118 million in 2003 and included adverse development of latent reserves of $100.5 million and $153.6 million in 2004 and 2003, respectively.

Net income rose to $135.7 million in 2003 from $82.9 million, excluding $64.8 million in 2002 related to the cumulative effect of a change in accounting principle pursuant to which the Company wrote off its unamortized negative goodwill balance. The improvement was principally the result of better investment results offset, in part, by a deterioration in underwriting results. Underwriting losses increased primarily as a result of adverse development of prior years’ loss and LAE reserves of $118 million, principally arising from asbestos exposures.

For further discussion of loss development in each year, see “—Underwriting Results—Losses and Loss Adjustment Expenses”. For further discussion of investment results, see “—Investment Results”, “—Liquidity and Capital Resources” and Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Underwriting results

Gross premiums written

Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
			2004		2003
			Increase/		Increase/
(dollars in millions)	2004	2003	(Decrease)	2002	(Decrease)
Workers’ compensation	$311.3	$288.0	$23.3	$205.6	$82.4
General liability	252.8	254.9	(2.1)	215.7	39.2
Property	299.1	319.2	(20.1)	270.2	49.0
Commercial automobile	190.1	168.6	21.5	131.6	37.0
Commercial multi-peril	52.1	42.9	9.2	49.7	(6.8)
Surety	33.6	30.6	3.0	25.6	5.0

Total gross premiums written	$1,139.0	$1,104.2	$34.8	$898.4	$205.8

For the year ended December 31, 2004, the Company reported gross premiums written of $1,139 million, representing an increase of $34.8 million, or 3.2%, over the year ended December 31, 2003. The growth in gross premiums written was primarily due to an increase in the renewal retention rate from approximately 60% in 2003 to approximately 65% in 2004, partially offset by a decrease in new business of approximately 22%. Renewal retention rates increased despite the softening market, particularly in the property lines, as a result of the maturing of the Company’s book of business. New business declined as the market has softened and competition for new business, particularly from higher rated companies, has intensified. Overall, pricing remained relatively stable in 2004.

For the year ended December 31, 2003, the Company reported gross premiums written of $1,104.2 million, representing an increase of $205.8 million, or 22.9%, over the year ended December 31, 2002. The growth in gross premiums written was primarily due to the combined impact of an increase in the renewal retention level of 18 percentage points, price increases on renewal policies of approximately 10% and an increase in new business of approximately 16%. The 2003 growth in new business was attributable, in part, to the Company’s significant expansion of California workers’ compensation business.

Casualty gross premiums written

For the year ended December 31, 2004, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased by $42.7 million, or 6.0%, as compared to the year ended December 31, 2003. This increase was primarily due to modest increases in pricing on renewal policies and in the renewal retention rate, partially offset by a reduction in new business. The renewal retention rate was negatively affected by increased competition and the discontinuance of certain business programs accounting for approximately $17.7 million of gross premiums written in 2003.

For the year ended December 31, 2003, gross premiums written in casualty lines increased by $158.6 million, or 28.7%, as compared to the year ended December 31, 2002. This increase was primarily due to increases in the renewal retention rate, pricing and new business in all casualty business lines, including the expansion of operations in California.

California workers’ compensation gross premiums written totaled $156.1 million, $147 million and $74.2 million in 2004, 2003 and 2002, respectively.

Property gross premiums written

For the year ended December 31, 2004, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, decreased by $7.9 million, or 2.0%, as compared to the year ended December 31, 2003. This decrease was primarily due to reductions in new business and price decreases on renewal policies, partially offset by an increase in the renewal retention rate. Property production was affected by softening market conditions, characterized by increased capacity in the marketplace and decreasing rates.

For the year ended December 31, 2003, gross premiums written in property lines increased by $47.2 million, or 13.7%, as compared to the year ended December 31, 2002. This increase was primarily due to an increase in renewal retention levels in the property business line.

Net premiums written

Net premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2004		2003		2002
(dollars in millions)	$	%[1]	$	%[1]	$	%[1]
Workers’ compensation	$288.7	92.7%	$267.6	92.9%	$183.9	89.4%
General liability	198.6	78.6%	191.6	75.2%	144.5	67.0%
Property	184.3	61.6%	223.0	69.9%	201.6	74.6%
Commercial automobile	182.7	96.1%	155.1	92.0%	119.8	91.0%
Commercial multi-peril	47.1	90.4%	33.5	78.1%	36.9	74.2%
Surety	24.5	72.9%	20.1	65.7%	15.1	59.0%

Total before corporate aggregate reinsurance premiums	925.9	81.3%	890.9	80.7%	701.8	78.1%
Corporate aggregate reinsurance premiums	(7.6)	(0.7)	(0.1)	—	(32.3)	(3.6)

Total	$918.3	80.6%	$890.8	80.7%	$669.5	74.5%

[1]	Percentage represents the percentage of net premiums written to gross premiums written.

For the year ended December 31, 2004, net premiums written increased by $27.5 million, or 3.1%, as compared to the year ended December 31, 2003. This increase was in line with the growth in gross premiums written. For the year ended December 31, 2003, net premiums written increased by $221.3 million, or 33.1%, as compared to the year ended December 31, 2002. This increase was generally in line with the growth in gross premiums written after giving effect to ceded premiums related to corporate aggregate reinsurance of $32.3 million in 2002.

The decline in percentage of net premiums written to gross premiums written from 2002 to 2004 in the property line was primarily the result of the purchase of increased catastrophe reinsurance coverage and reinstatement premiums associated with the Florida hurricanes in 2004. The increase in percentage of net premiums written to gross premiums written from 2002 to 2004 in the general liability and commercial automobile lines is primarily the result of the discontinuation of certain fully ceded business programs.

Premiums earned

Premiums earned by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Workers’ compensation	$285.6	$211.0	$179.2
General liability	202.2	165.2	134.5
Property	187.2	209.1	155.1
Commercial automobile	175.6	132.3	112.5
Commercial multi-peril	42.8	33.1	47.1
Surety	21.9	18.3	13.4

Total before corporate aggregate reinsurance premiums	915.3	769.0	641.8
Corporate aggregate reinsurance premiums	(7.6)	(0.1)	(32.3)

Total premiums earned	$907.7	$768.9	$609.5

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the year ended December 31, 2004, premiums earned increased by $138.8 million, or 18.1%, as compared to the year ended December 31, 2003. The larger increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increased premiums written in the latter part of 2003.

For the year ended December 31, 2003, premiums earned increased by $159.4 million, or 26.1%, as compared to the year ended December 31, 2002. The growth in premiums earned was due to higher net premiums written in 2003.

Losses and loss adjustment expenses

The Company’s losses and LAE reflect the impact of corporate aggregate reinsurance, including the amortization of deferred gain on retroactive reinsurance and cessions to prospective reinsurance contracts. For further discussion of the accounting for reinsurance coverage and the amortization of deferred income on retroactive reinsurance, see “Item 1. Business—Reinsurance” and Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The Company’s incurred losses and LAE are summarized as follows:

	Years Ended December 31,
	2004		2003		2002
(dollars in millions)	Losses	Ratio	Losses	Ratio	Losses	Ratio
Accident year, as reported	$692.2	75.7%	$534.3	69.5%	$442.2	68.9%

Adverse (favorable) development of prior years’ losses and LAE before impact of corporate aggregate reinsurance:
Accident year 2003	(37.5)		-		-
Accident year 2002	(1.7)		(34.9)		-
Accident year 2001	(1.8)		56.8		1.7
Accident year 2000	32.4		2.4		3.5
Accident year 1999	36.4		7.4		6.1
Accident year 1998 and prior	69.8		100.5		15.3

Total adverse development	97.6	10.7	132.2	17.2	26.6	4.2

Amortization of deferred gain	(18.3)		(13.1)		(8.3)
Cessions to prospective reinsurance contracts	(10.0)		(1.1)		-

Total impact of corporate aggregate reinsurance	(28.3)	(2.5)	(14.2)	(1.9)	(8.3)	2.4

Incurred losses and LAE	$761.5	83.9%	$652.3	84.8%	$460.5	75.5%

The adverse development before corporate aggregate reinsurance in calendar year 2004 of $97.6 million (10.7 percentage points) was primarily due to deficiencies in asbestos reserves of $90.5 million, principally recorded in the fourth quarter following the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of such reserves. As previously noted, there has been an industry-wide deterioration in asbestos liabilities caused by increases in the number of claimants filing asbestos claims and attorneys targeting new and previously peripheral defendants, including some of the Company’s insureds. Additionally, environmental reserves were strengthened by $10 million in the fourth quarter of 2004. Asbestos and environmental reserves arise principally from general liability policies written in accident years prior to 1998. The Company also recognized favorable development of $37.5 million for accident year 2003, primarily in property and workers’ compensation and $30.7 million in 1998 and prior, principally in non-latent general liability. This was largely offset by unfavorable non-latent development of $68.8 million for accident years 1999 and 2000, principally in the workers’ compensation and general liability lines.

The adverse development before corporate aggregate reinsurance in calendar year 2003 of $132.2 million (17.2 percentage points) was primarily due to strengthening of asbestos reserves. Based on its internal actuarial reserve review, the Company strengthened its asbestos, environmental and other latent reserves by $153.6 million, of which asbestos liabilities accounted for $149.8 million. These reserve increases were partially offset by favorable non-latent development of $53.1 million in accident year 1998 and prior and $34.9 million in accident year 2002, primarily in the workers’ compensation and commercial automobile lines. Adverse development of $56.8 million was also recognized for accident year 2001 in all liability lines.

Cessions to prospective corporate aggregate reinsurance in 2003 of $1.1 million includes the benefit of cessions to the 2001 accident year treaty with nSpire, an affiliate of the Company, of $55.1 million, partially offset by charges of $54 million associated with the commutation of two prospective corporate aggregate reinsurance contracts. The commutation charge of $54 million included $27.2 million arising from the commutation of the aforementioned accident year 2001 treaty with nSpire and $26.8 million related to commutation of a contract with an unrelated party covering accident years 1992 and prior.

The adverse development before corporate aggregate reinsurance in calendar year 2002 of $26.6 million (4.2 percentage points) includes $67.5 million for asbestos liabilities, which was driven by increases in several large asbestos accounts. This adverse development was partially offset by favorable non-latent development of $52.2 million in accident years 1998 and prior, primarily affecting the general liability and commercial multi-peril lines.

Accident year loss and LAE ratios, as estimated at December 31, 2004 by line of business, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are summarized as follows:

	Accident Years Ended December 31,
	2004	2003	2002
Workers’ compensation	72.0%	71.9%	83.9%
General liability	75.0%	73.6%	68.1%
Property	96.7%	47.3%	26.0%
Commercial automobile	67.6%	68.2%	78.6%
Commercial multi-peril	60.0%	72.5%	55.7%
Surety	47.4%	58.0%	61.1%
Accident year loss and LAE ratio	75.7%	64.6%	63.2%

The accident year loss and LAE ratio increased from 63.2% for accident year 2002 to 75.7% for accident year 2004. This increase primarily reflects the effects of hurricanes Charley, Frances, Ivan and Jeanne of $96 million in 2004, including reinsurance reinstatement premiums of $13 million. Catastrophes added 12.7, 4.3 and 0.3 points to the Company’s accident year loss and LAE ratio in 2004, 2003 and 2002, respectively, and added approximately 58.6, 15.9 and 1.3 points to the property accident year loss and LAE ratios, respectively. The accident year loss and LAE ratios represent management’s estimate, as of December 31, 2004, of the ultimate cost, expressed as a percentage of net premiums earned for each respective year, of covered claims or events, including settlement costs. For casualty lines of business in particular, where the “tail”, or period from the occurrence of the claim to final settlement, may span several years, the estimates are based on a number of assumptions and, accordingly, are subject to significant variability. See “—Critical Accounting Policies and Estimates—Losses and loss adjustment expenses”.

The workers’ compensation loss ratio decrease of approximately 11.9 percentage points from accident year 2002 to 2004 included the favorable impact of substantial price increases in 2003. The Company has expanded its workers’ compensation writings in California since 2000. Management believes that this business will continue to generate a profit; however, Crum & Forster’s limited historical experience in California adds an additional measure of uncertainty to the Company’s loss and LAE ratio.

The property loss ratio increase of approximately 70.7 percentage points from accident year 2002 to 2004 reflects higher catastrophe losses in 2004 and reductions in pricing.

The 2004 accident year commercial automobile loss ratio of 67.6% is lower than the accident year 2002 loss ratio of 78.6% as a result of price increases in the Company’s commercial automobile line of business.

Underwriting expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are comprised principally of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. The Company’s underwriting expense ratio has trended downward, decreasing from 31.9% in 2002 to 27.9% in 2004, which was primarily attributable to premium growth rates which exceeded the Company’s expense growth rate.

The Company’s underwriting expense ratios, before and after adjustments for corporate aggregate reinsurance, are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Underwriting expense ratio, as reported	27.9%	29.3%	31.9%
Underwriting expense ratio, as adjusted for the impact of corporate aggregate reinsurance	27.7%	29.3%	30.3%

The Company’s policy acquisition expense ratio increased from 12.5% in 2002 to 12.8% in 2003 and to 13.6% in 2004 primarily due to lower amounts of ceding commissions paid by reinsurers.

The Company’s other underwriting expense ratio decreased from 19.4% in 2002 to 16.5% in 2003 and to 14.3% in 2004 primarily reflecting premium growth rates in excess of expense growth rates.

Investment results

Information on the Company’s investment results is summarized as follows:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Average investments, including cash and cash equivalents, at book value	$3,101.1	$2,667.1	$2,403.3

Investment income	$85.1	$69.9	$113.8
Realized investment gains	79.5	268.2	41.5
Equity in earnings of investees	19.2	2.4	-
Change in unrealized investment gains and losses and foreign currency translation	19.0	25.7	172.2

Total return on investments	$202.8	$366.2	$327.5

Gross investment yield[1]	4.7%	3.7%	5.8%
Net investment yield[1]	3.4%	2.7%	4.7%
Total return on investments	6.5%	13.7%	13.6%

[1] Including equity in earnings of investees.

The Company manages its investment portfolio with an emphasis on total return. Total rate of return was 6.5%, 13.7% and 13.6% for the years ended December 31, 2004, 2003 and 2002. The decrease in the Company’s total investment return in 2004 primarily reflected the favorable effect of the significant rally in U.S. Treasury bonds in 2003, compared to a moderate weakening of the bond market in 2004. Investment income was $85.1 million, $69.9 million and $113.8 million in 2004, 2003 and 2002, respectively. In 2004, the increase in investment income of $15.2 million, or 21.7%, was due to the combined effects of the reinvestment of cash balances into longer-duration fixed income securities and higher earnings from equity method investees, partially offset by interest charges relating to higher funds held under reinsurance contracts. The decrease in investment income in 2003 of $43.9 million, or 38.6%, from 2002 was primarily the result of lower investment yields caused by the change in investment mix within the Company’s portfolio. The proceeds from realized investment gains of $268.2 million in 2003 were held in historically low-yielding short-term investments, pending long-term reinvestment, which occurred in 2004. The net investment yield over the three-year period was also affected by interest charged on funds held from reinsurers under reinsurance contracts. Funds held from reinsurers on reinsurance contracts increased as the result of additional losses ceded under such contracts during 2004. For further discussion of investment income, see Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Realized investment gains were $79.5 million in 2004, $268.2 million in 2003 and $41.5 million in 2002. Favorable economic conditions, primarily in the U.S. bond markets, resulted in significant realized investment gains in 2003. Investment results in 2003 also benefited from $40.7 million of realized investment gains generated from the sale of securities to an affiliate. For further information on this transaction, see Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Included in realized investment gains in 2003 were $13.8 million of losses related to other than temporary impairments. No other than temporary impairments were recorded in 2004.

Pre-tax equity in earnings of investees was $19.2 million and $2.4 million in 2004 and 2003, respectively. The increase in equity in pre-tax earnings of investees in 2004 of $16.8 million, as compared to 2003, was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”), which was purchased in the second quarter of 2003. Northbridge contributed $18.1 million and $3.2 million to the Company’s pre-tax equity in earnings of investees in 2004 and 2003, respectively.

In July 2004, as an economic hedge against a decline in the U.S. equity markets, the Company executed short sales totaling approximately $200 million of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $40 million. The cost of the Options was $6 million. Both the obligations to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements and changes in the fair value of both the SPDRs and the Options, totaling a loss of $15.2 million in 2004, are recorded in realized investment gains. The Company also incurs investment expense in an amount equal to the dividend earnings on the SPDRs sold. Investment expense of $2.5 million relating to this transaction was recorded for the year ended December 31, 2004.

Included in realized investment gains are certain gains on sales of investments in Fairfax affiliates. For further information on realized investment gains on sales of investments in affiliates, see Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest and other expense (income)

Interest and other expense (income) were $41.6 million, $24.6 million and $(16.1) million in 2004, 2003 and 2002, respectively. Interest expense on the Company’s 10-3/8% senior notes issued in June 2003 increased to $33.2 million in 2004 from $18.7 million in 2003.

Interest and other expense (income) in 2002 was principally composed of an $18.4 million gain recognized in conjunction with the termination of the lease on the Company’s home office in Morristown, NJ, related to a fair value rent adjustment recorded at the date the Company was acquired by Fairfax. The Company entered into a new lease arrangement effective December 31, 2002.

Income tax expense

The effective tax rate was 31.7%, including income taxes on equity in earnings of investees, for the year ended December 31, 2004. The difference between the Company’s effective tax rate and the statutory rate of 35% was primarily due to the benefit of dividends received deductions. The effective tax rate approximated the federal statutory income tax rate of 35% for the years ended December 31, 2003 and 2002.

Liquidity and Capital Resources

Holding company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries, $16.2 million of restricted cash and investments held in an interest escrow account for the next interest payment on the Company’s senior notes and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations (approximately $31.1 million per annum), to pay corporate expenses and, ultimately, to repay the $300 million aggregate principal amount of senior notes due 2013. Crum & Forster’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. For a detailed discussion of shareholder dividend regulations, see “Item 1. Business—Insurance Regulatory Matters”.

The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. On March 29, 2004, US Fire paid a cash shareholder dividend of $80 million. Crum & Forster subsequently paid cash shareholder dividends to Fairfax totaling $61.5 million. The remaining amount was used to pay corporate expenses including satisfaction of an obligation to Fairfax in the amount of $7.9 million. North River did not pay dividends in 2004, as it did not have positive statutory earned surplus at December 31, 2003. Based on December 31, 2004 earned surplus, US Fire had capacity to pay ordinary dividends in 2005 in the amount of $88.5 million and North River had capacity to pay ordinary dividends in 2005 of $5 million. As of December 31, 2004, US Fire had statutory earned surplus of $173.1 million and North River reported statutory earned surplus of $5 million.

On June 5, 2003, Crum & Forster Funding Corp. issued $300 million aggregate principal amount of 10-3/8% senior notes due 2013. Crum & Forster Funding Corp. was a Delaware corporation formed by Policy Inc., an unaffiliated third party, as a special purpose entity, solely for the purpose of issuing 10-3/8% senior notes due 2013. On June 30, 2003, Crum & Forster assumed all of Crum & Forster Funding Corp.’s outstanding obligations under such notes and the indenture governing such notes. These notes, which bear interest payable semi-annually at 10-3/8%, mature on June 15, 2013. The net proceeds from the offering of approximately $291 million were used to fund an interest escrow account of approximately $63.1 million to make the first four semi-annual interest payments on the notes and to pay a dividend to Fairfax in the amount of $217.9 million, with the remainder used to pay certain financing costs. Under the terms of the Company’s senior notes, the Company has significant restrictions on the amount of new debt that may be incurred.

Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40 million from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through December 31, 2004, there have been no borrowings under this agreement.

The agreements governing the bank credit facilities of Fairfax contain restrictive covenants prohibiting Fairfax, with certain exceptions, from allowing Crum & Forster to borrow money, encumber its property or assets, acquire or attempt to acquire direct or indirect control of another person or asset where the acquisition is being contested or resisted, effect a reorganization, consolidation, merger, amalgamation or other business combination with any person other than a wholly-owned subsidiary of either Crum & Forster or Fairfax, dispose of property or assets other than in a bona fide disposition for fair value to an arm’s length third party or to Fairfax or one of its wholly-owned subsidiaries or enter into any agreements that limit the amount of dividends or management fees payable by the Company to Fairfax. Although Crum & Forster is not a party to the Fairfax credit facilities, it is expected, and should be assumed, that Fairfax will not permit Crum & Forster to borrow additional funds unless it is permitted to do so pursuant to the Fairfax credit facility. This affects the Company’s ability to incur debt pursuant to bank loans or raise funds in the capital markets.

Cash used in financing activities, which relates principally to holding company activities, was $62.5 million in 2004, primarily as the result of $61.5 million of dividends paid to Fairfax. Cash provided by financing activities was $0.4 million and $0.3 million for 2003 and 2002 respectively. Financing cash flows in 2003 were the result of offering costs from the issuance of the senior notes, which were not paid until 2004. A capital contribution of $0.3 million was received from Fairfax in 2002.

Shareholder’s equity was $881.2 million at December 31, 2004, as compared to $906.1 million at December 31, 2003. The decrease was primarily the result of dividends paid to Fairfax, partially offset by current year earnings and increased net unrealized investment gains during 2004.

Insurance subsidiaries

At Crum & Forster’s insurance subsidiaries, cash provided by operating activities primarily consists of premium collections, reinsurance recoveries and investment income. Cash provided from these sources is generally used for payment of losses and LAE, policy acquisition costs, operating expenses, ceded reinsurance premiums, income taxes and shareholder dividends, when permitted. Management believes that, for the foreseeable future, cash flows from operations at its insurance subsidiaries will be sufficient to meet their operating liquidity needs.

Cash provided by operating activities amounted to $125.3 million in 2004 and $387.5 million in 2003 and cash used by operating activities amounted to $110.5 million for 2002. The principal reasons for the decline in cash flows from operations in 2004 were $234.5 million in proceeds received in 2003 as a result of the commutation of two reinsurance treaties (an additional $39.5 million in proceeds from one such commutation was received in 2004) and in 2004, higher net losses paid (partially attributable to higher catastrophe losses in 2004), partially offset by growth in premium collections. Cash used in operating activities improved by $497.9 million in 2003 as a result of the two aforementioned commutations, growth in gross premiums written, lower ceded premiums under the corporate aggregate reinsurance program and higher reinsurance and other recoveries.

Cash used in investing activities during 2004 was $1,715.5 million primarily as a result of the reinvestment of over $1 billion of cash and cash equivalents into higher yielding, longer-term investments in the first quarter of 2004. Cash provided by investing activities in 2003 and 2002 was $1,484.9 million and $45.7 million, respectively. In 2003, sales of fixed income securities generated proceeds, net of purchases, of $1,501.8 million, as compared to $105.8 million in 2002 as the result of favorable economic conditions, primarily in the U.S. bond markets, in 2003. The proceeds from such sales were invested in low-yielding short-term investments until reinvested in the first quarter of 2004.

In July 2004, the Company pledged cash and U.S. Treasury securities as collateral for the Company’s obligation to purchase SPDRs (see “—Investment Results”). At December 31, 2004, the fair value of such collateral was $277.9 million. On January 21, 2005, the Company changed the custodian of these assets to satisfy state regulatory requirements. The new custodian required that the collateral be increased to approximately $327 million.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, was $3.2 billion, $3.2 billion and $2.4 billion at December 31, 2004, 2003 and 2002, respectively. The increase in invested assets in 2003 of $0.8 billion was partially the result of operating cash flows of $387.5 million in 2003. Favorable market movements in the fixed income and equity securities portfolio also contributed to the increase in invested assets. For detailed information on the Company’s investment portfolio, see Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. As of December 31, 2004 and 2003, 95.6% and 74.9% of the Company’s fixed income portfolio consisted of securities rated investment grade, respectively. The higher proportion of investment grade securities at December 31, 2004 was due primarily to the reinvestment of more than $1 billion of cash and cash equivalents principally in U.S. Treasury securities in March 2004. Fixed income securities and cash and cash equivalents of $292.4 million and $171.8 million were on deposit with various state regulatory authorities at December 31, 2004 and 2003, respectively, as required by insurance laws.

US Fire, North River, CF Indemnity and CF Insurance have each entered into master securities repurchase agreements that allow these companies to raise funds through repurchase arrangements with Fairfax. Under these agreements, US Fire and North River may raise a maximum of $100 million at any one time and CF Indemnity and CF Insurance are limited to $5 million each. These arrangements have not been utilized since 2000.

The Company’s combined policyholders’ surplus and statutory operating leverage (the ratio of statutory net premiums written to end of year surplus) are summarized below:

	Years Ended December 31,
(dollars in millions)	2004	2003	2002
Combined policyholders’ surplus	$1,206.5	$1,107.4	$856.4
Statutory operating leverage	0.76x	0.80x	0.78x

The Company’s combined statutory policyholders’ surplus was $1,206.5 million at December 31, 2004, as compared to $1,107.4 million at December 31, 2003. Statutory surplus is an important measure utilized by management, regulators and rating agencies to assess the Company’s ability to support its business operations. Effective March 30, 2004, the State of Delaware enacted legislation to adopt certain insurance accounting standards promulgated by the NAIC. The adoption of such standards resulted in an increase in the Company’s combined statutory policyholders’ surplus of $28.1 million, principally relating to the recognition of goodwill. The increase in the Company’s combined statutory surplus was primarily attributable to statutory net income of $74.6 million and unrealized investment gains of $75.6 million, partially offset by a dividend payment of $80 million. The Company’s ratio of statutory net premiums written to surplus, a measure of operating leverage, remained relatively stable in 2004, 2003 and 2002 and, according to data from A.M. Best, was below the property and casualty commercial lines sector ratios of 1.1x, 1.2x and 1.3x, respectively.

Contractual Obligations

Estimates of future payments pursuant to the Company’s contractual obligations as of December 31, 2004 are summarized as follows:

(dollars in millions)	Total	2005	2006 to 2007	2008 to 2009	2010 and beyond
Unpaid losses and LAE	$3,356.2	$739.9	$858.7	$484.2	$1,273.4
Long-term debt, including interest payments	564.6	31.1	62.3	62.3	408.9
Operating leases	87.3	11.9	18.1	11.9	45.4
Short-sale obligations	217.4	-	217.4	-	-
Other contractual obligations	31.7	7.7	5.6	12.8	5.6

Total contractual obligations	$4,257.2	$790.6	$1,162.1	$571.2	$1,733.3

Unpaid losses and loss adjustment expenses

The liability for unpaid losses and LAE includes reserves for unpaid reported losses and LAE and for IBNR losses. The amounts shown above represent management’s best estimate of the expected timing of payments for losses and LAE given information currently available. Actual results may differ significantly from these estimates. For additional information on the Company’s unpaid losses and LAE, see “Item 1. Business—Reserves”, “Item 1. Business—Risk Factors” and “—Critical Accounting Policies and Estimates—Unpaid losses and LAE”.

Long-term debt, including interest payments

The Company has outstanding $300 million aggregate principal amount of 10-3/8% senior notes due 2013. Interest payments on such notes are approximately $31.1 million per year. For additional information on the Company’s senior notes, see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and –Liquidity and Capital Resources—Holding Company”.

Operating leases

The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2022. The amounts above represent the minimum contractual rentals for such operating leases as of December 31, 2004. For more information on the Company’s operating leases, see Note 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Short-sale obligations

In July 2004, the Company executed short sales totaling approximately $200 million of SPDRs. The Company has no contractual timeframe within which it must purchase the SPDRs it previously sold. The table above represents management’s best estimate of the timing of the purchase of the SPDRs. The actual purchase date may differ from that estimate. For additional information on the SPDRs transaction, see “—Investment Results” and Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Other contractual obligations

Included in other contractual obligations are expected contributions to health care and life insurance benefit plans sponsored by the Company, payments under certain incentive and bonus plans and payments under an information technology services agreement.

The health care and life insurance benefit obligations represent management’s best estimate of the ultimate payments required to provide such benefits and such payments differ from the obligation recognized on the balance sheet by approximately $1.7 million. The amounts included above for such obligations represents management’s best estimate of the timing of future payments. Actual payments may differ significantly from these estimates. Although the Company provides various benefit plans, programs and arrangements to its employees, the Company has reserved the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. For more information on the Company’s post-retirement benefit plans, see Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The incentive and bonus plans included herein are compensation arrangements for certain of the Company’s executives. These agreements are discussed further in “Item 11. Executive Compensation”. The amounts shown above represent management’s best estimate of the liabilities under these plans. Actual payments could be materially different from those estimates.

The Company’s obligation on the information technology services agreement was taken without consideration of renewal provisions. For additional information on this agreement, see Note 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Regulatory Issues

For discussion of regulatory issues, see “Item 1. Business—Insurance Regulatory Matters”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is principally exposed to three types of market risk related to investment operations. These risks are interest rate risk, equity price risk and foreign currency exchange rate risk. The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. All market sensitive instruments discussed here relate to the Company’s investment assets, which are classified as available-for-sale.

Computations of the prospective effects of hypothetical interest rate, equity price and foreign exchange rate changes shown below are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income, equity and foreign security assets, and should not be relied on as indicative of future results. Certain shortcomings are inherent in the methods of analyses presented in the computations of the fair value of fixed rate instruments and in the computations of the impact of potential market movements on equity securities and foreign securities. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including, but not limited to, non-parallel shifts in the term structure of interest rates, changing individual issuer credit spreads and non-parallel movements of foreign exchange rates or equity prices.

Interest Rate Risk

As of December 31, 2004, Crum & Forster’s investment portfolio included $2 billion of fixed income securities that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At December 31, 2004
	Fair Value
	of Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Portfolio	$ Change	% Change
200 basis point decline.	$2,573.4	$533.6	26.2%
100 basis point decline.	$2,294.0	$254.2	12.5%
Base scenario	$2,039.8	$-	-%
100 basis point increase	$1,828.1	$(211.7)	(10.4)%
200 basis point increase	$1,646.8	$(393.0)	(19.3)%

As of December 31, 2004 and December 31, 2003, a hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $211.7 and $37.5 million respectively, in the value of the fixed income portfolio and a hypothetical 100 basis point decline in interest rates would have resulted in an increase of $254.2 million and $44.9 million respectively. The increase in the Company’s exposure to interest rates was primarily due to the increase in the total fixed income portfolio from $637 million at December 31, 2003 to $2,039.8 million at December 31, 2004 as the result of the reinvestment of over $1 billion of short-term, low-yield investments into higher yielding fixed income securities in March of 2004.

Equity Price Risk

As of December 31, 2004, the Company’s investment portfolio included $455.2 million of equity securities. Marketable equity securities, which represented approximately 13.7% of the Company’s investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $44.1 million in the fair value of the equity portfolio at December 31, 2004. As of December 31, 2003, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $30.1 million in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is primarily the result of the increase in the value of the equity portfolio from $311.3 million at December 31, 2003 to $455.2 million at December 31, 2004.

In July 2004, as an economic hedge against a decline in the U.S. equity markets, the Company executed short sales totaling approximately $200 million of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchase of the SPDRs to $40 million. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $20 million decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets. On January 25, 2005, the Company executed a short sale totaling an additional $100 million of SPDRs. In connection with this transaction, the Company also purchased a two-year S&P Index call option, limiting the potential loss on the future purchase of these SPDRs to $20 million.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2004, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $348.8 million, or 10.8%, of the Company’s total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated and Indian Rupee denominated securities, which represented 3.3% and 2.9% of the Company’s investment portfolio, including cash and cash equivalents, respectively. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $34.9 million at December 31, 2004. As of December 31, 2003, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $26.8 million in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign exchange rate risk is the result of the increase in foreign denominated securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Crum & Forster Holdings Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Crum & Forster Holdings Corp., an indirect wholly-owned subsidiary of Fairfax Financial Holdings Limited, and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PricewaterhouseCoopers LLP
New York, New York
March 4, 2005

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	At December 31,
	2004	2003
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,062,246 and $620,700 in 2004 and 2003, respectively)	$2,039,846	$636,979
Equity securities, at fair value (cost of $378,598 and $273,457 in 2004 and 2003, respectively)	455,153	311,324
Other invested assets	293,406	138,208

Total investments	2,788,405	1,086,511
Cash and cash equivalents	429,205	2,081,878
Assets pledged for short-sale obligations	277,899	-
Premiums receivable	263,420	276,618
Reinsurance recoverable	1,609,013	1,516,112
Reinsurance recoverable from affiliates	195,799	164,354
Prepaid reinsurance premiums	35,142	39,351
Deferred income taxes	173,957	163,379
Deferred policy acquisition costs	75,006	71,644
Other assets	183,795	187,551

Total assets	$6,031,641	$5,587,398

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,356,213	$3,178,166
Unearned premiums	528,592	522,210
Funds held under reinsurance contracts	277,296	225,632
Accounts payable and other liabilities	255,772	283,494
Deferred income on retroactive reinsurance	223,360	180,524
Short-sale obligations	217,378	-
Long-term debt	291,841	291,257

Total liabilities	5,150,452	4,681,283

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	-	-
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	55,875	43,496
Retained earnings	84,321	121,626

Total shareholder’s equity	881,189	906,115

Total liabilities and shareholder’s equity	$6,031,641	$5,587,398

The notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
REVENUES
Premiums earned	$907,709	$768,872	$609,512
Investment income	85,101	69,902	113,840
Realized investment gains, including $40,725 of gains in 2003 from the sale of Hub International Limited securities to an affiliate	79,537	268,160	41,485

Total revenues	1,072,347	1,106,934	764,837

EXPENSES
Losses and loss adjustment expenses	761,512	652,334	460,458
Policy acquisition costs	123,174	98,683	76,329
Other underwriting expenses	129,813	126,578	118,153
Interest expense	33,159	18,677	-
Other expense (income), net	8,456	5,870	(16,150)

Total expenses	1,056,114	902,142	638,790

Income before income taxes, equity in earnings of investees and cumulative effect of a change in accounting principle	16,233	204,792	126,047
Income tax expense	4,516	70,614	43,136

Income before equity in earnings of investees and cumulative effect of a change in accounting principle	11,717	134,178	82,911
Equity in earnings of investees, net of tax	12,478	1,567	-

Income before cumulative effect of a change in accounting principle	24,195	135,745	82,911
Cumulative effect of a change in accounting principle, net of tax	-	-	64,809

NET INCOME	$24,195	$135,745	$147,720

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
COMMON STOCK
Balance, beginning and end of year	$-	$-	$-

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	740,993	748,735	748,424
Capital contribution	-	1,076	311
Adjustment for acquisition of affiliate’s net assets	-	(8,818)	-

Balance, end of year	740,993	740,993	748,735

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance, beginning of year	43,496	26,663	(84,865)
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	7,344	11,608	111,392
Foreign currency translation	5,035	5,225	136

Balance, end of year	55,875	43,496	26,663

RETAINED EARNINGS
Balance, beginning of year	121,626	203,766	56,046
Net income	24,195	135,745	147,720
Dividends to shareholder	(61,500)	(217,885)	-

Balance, end of year	84,321	121,626	203,766

TOTAL SHAREHOLDER’S EQUITY	$881,189	$906,115	$979,164

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
NET INCOME	$24,195	$135,745	$147,720

Change in components of other comprehensive income for the year, before tax:
Unrealized investment gains and losses	11,297	17,630	171,995
Foreign currency translation	7,746	8,039	209

Other comprehensive income for the year, before tax	19,043	25,669	172,204

Deferred income tax expense for the year:
Deferred income tax expense from unrealized investment gains and losses	(3,953)	(6,022)	(60,603)
Deferred income tax expense from foreign currency translation	(2,711)	(2,814)	(73)

Total deferred income tax expense for the year	(6,664)	(8,836)	(60,676)

Other comprehensive income for the year, net of tax	12,379	16,833	111,528

COMPREHENSIVE INCOME	$36,574	$152,578	$259,248

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$24,195	$135,745	$147,720
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(5,143)	(21,189)	(30,587)
Realized investment gains	(79,537)	(268,160)	(41,485)
Earnings of equity method investees	(20,229)	(11,796)	(9,939)
Depreciation and amortization	4,649	6,412	9,031
Deferred income tax (benefit) expense	(17,244)	24,888	36,138
Cumulative effect of a change in accounting principle	-	-	(64,809)
Other non-cash net income adjustments	26,274	6,541	4,144
Changes in:
Premiums receivable	11,698	(58,448)	(418)
Reinsurance recoverable	(53,618)	446,164	13,390
Prepaid reinsurance premiums	4,209	19,237	(16,234)
Deferred policy acquisition costs	(3,362)	(17,613)	(11,711)
Other assets	42,074	7,049	70,259
Unpaid losses and loss adjustment expenses	178,047	(56,935)	(202,390)
Unearned premiums	6,382	102,715	76,195
Accounts payable and other liabilities	6,925	72,859	(89,762)

Net cash from operating activities	125,320	387,469	(110,458)

INVESTING ACTIVITIES
Purchases of fixed income securities	(3,084,984)	(3,742,272)	(490,279)
Proceeds from sales of fixed income securities	1,412,630	5,244,052	596,097
Proceeds from maturities of fixed income securities	190,209	38,800	12,550
Purchases of equity securities	(266,904)	(192,814)	(77,486)
Proceeds from sales of equity securities	166,298	101,428	27,278
Purchases of other invested assets	(141,410)	(27,615)	(24,011)
Proceeds from sales of other invested assets	12,232	64,528	3,506
Proceeds from short-sale obligations	199,746	-	-
Cash pledged for short-sale obligations	(200,748)	-	-
Purchases of fixed assets	(2,588)	(1,240)	(1,948)

Net cash from investing activities	(1,715,519)	1,484,867	45,707

FINANCING ACTIVITIES
Dividends to shareholder	(61,500)	(217,885)	-
Deferred financing costs	(974)	(10,635)	-
Issuance of long-term debt	-	290,955	-
Interest escrow deposit	-	(63,115)	-
Capital contributions	-	1,076	311

Net cash from financing activities	(62,474)	396	311

Net change in cash and cash equivalents	(1,652,673)	1,872,732	(64,440)
Cash and cash equivalents, beginning of year	2,081,878	209,146	273,586

Cash and cash equivalents, end of year	$429,205	$2,081,878	$209,146

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,404	$16,427	$-

Cash paid to parent for income taxes	$47,970	$27,506	$6,435

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

Crum & Forster Holdings Corp. (the “Company” or “Crum & Forster”) is a Delaware holding company, which is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is wholly owned by FFHL Group Ltd., a Canadian holding company, which is owned by Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange and on the New York Stock Exchange under the symbol “FFH”. The Company, through its subsidiaries, provides a full range of commercial property and casualty insurance distributed through an independent producer force located across the United States.

Crum & Forster was established for the purpose of holding the capital stock of Crum & Forster Holding Inc. (“Holding”), another wholly-owned subsidiary of Fairfax Inc., and had no operations prior to becoming the parent of Holding. On June 5, 2003, a merger of entities under common control occurred at historical cost, whereby the capital stock of Holding was contributed to Crum & Forster and, accordingly, Crum & Forster became the parent of Holding. The consolidated financial statements of Holding and its subsidiaries have become the Company’s historical financial statements.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below:

Investments

The Company’s fixed income and equity securities are categorized as “available-for-sale” and are carried at their fair value based primarily on quoted market prices. Unrealized gains or losses on the Company’s investments, net of applicable income taxes, are included in other comprehensive income.

Unrealized losses that are deemed other than temporary are charged to operations. Recognition of impairment losses for declines in value of fixed income and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, current and expected future market and economic conditions, the impact of issuer-specific events, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price. For fixed income investments with unrealized losses due to market conditions or industry-related events, management also considers the Company’s ability and intent to hold the investments to maturity, or for a period of time sufficient to allow a market recovery, in the process of evaluating whether a security with an unrealized loss has suffered an other than temporary decline.

Investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, are carried under the equity method of accounting. For all other investments, the Company determines if it exercises significant influence based upon its ownership of shares without consideration of the ownership interest of other Fairfax affiliates. The Company’s pro-rata share of earnings of equity method investees is recorded in the consolidated statements of income. Earnings of investment companies and similar equity method investees are reported in investment income and earnings of other equity method investees are reported as equity in earnings of investees, net of tax. Dividends received from equity method investees reduce the carrying value of the investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

Cash and cash equivalents

The Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Deferred policy acquisition costs

Certain costs, consisting of commissions and premium taxes incurred in the acquisition of policy premiums, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses on the related policies and estimated remaining costs of servicing the contracts. Realizability is determined without considering investment income.

Goodwill

Goodwill is subject to an assessment of impairment on an annual basis, or more frequently under certain circumstances. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the impairment, if any. Impairments are charged to operations in the period in which the impairment occurs. The Company’s annual impairment test in 2004 and 2003 resulted in a conclusion that no goodwill impairment has occurred. Goodwill is included in other assets on the consolidated balance sheets.

Unpaid losses and loss adjustment expenses

The estimated liability for unpaid losses and loss adjustment expenses (“LAE”) includes estimates of the ultimate settlement value of reported claims, incurred but not reported claims, future expenses to be incurred in the settlement of claims, and claim recoveries. These estimates are determined based on the Company’s loss experience, as well as consideration of industry experience and current trends and conditions. The estimated liability for unpaid losses and LAE is an estimate and future loss payments could differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability for unpaid losses and LAE are reflected in income in the period in which such changes are required.

The Company maintains a reserve for uncollectible loss deductibles. This reserve includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. As of December 31, 2004 and 2003, the amount of the reserve was $5,738 and $10,960, respectively.

Reinsurance

The Company reinsures, in the ordinary course of business, certain risks with other insurance and reinsurance companies (“reinsurers”). These arrangements provide the means for greater diversification of business and serve to limit the net loss potential of unusually severe or frequent losses. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder; however, the reinsurer that accepts the risk assumes an obligation to the original insurer. The ceding insurer retains a contingent liability with respect to reinsurance ceded to the extent that any reinsuring company might not be able, or willing, to meet its obligations. Reinsurance recoverable includes the balances due from reinsurers for paid and unpaid losses and LAE that are expected to be recovered from reinsurers. Reserves for uncollectible reinsurance are determined based upon regular reviews of the financial condition of reinsurers and assessments of other available information. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the ceded contracts.

For retroactive reinsurance contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contracts over premiums paid for such reinsurance coverage is deferred and amortized as a reduction to losses and LAE over the expected period of recovery using the interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Funds held under reinsurance contracts

Premiums withheld from reinsurers pursuant to the related reinsurance contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. Interest accrues on these funds in accordance with the contract terms and is included as a reduction to investment income on the consolidated statements of income. Interest on funds held under reinsurance contracts is charged at rates between 7.0% and 7.5% per annum as specified in the related reinsurance contract.

Income taxes

The Company participates in tax sharing agreements that provide for the inclusion of the Company in the consolidated federal income tax returns of Fairfax Inc. (the “Fairfax Group”), as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Subject to the tax sharing agreements discussed in this paragraph, every member of the Fairfax Group is severally liable for the federal income tax liabilities of the Fairfax Group, and may be liable under similar rules for state income or franchise taxes of the entire group. Under the tax sharing agreements, Crum & Forster and its insurance subsidiaries make payments to Fairfax Inc. equal to the amounts of federal income taxes that each company would pay, subject to some adjustments, if they each had filed their own separate federal income tax returns, and their shares of any state income or franchise taxes. Thus, although the Company cannot currently offset its losses (including amounts arising from interest expense on its senior notes) or losses of one of its subsidiaries against income of another in computing the federal income tax payments to Fairfax Inc. under the tax sharing agreements, Fairfax Inc. has agreed to amend the tax sharing agreements at such time and in such a way as to permit the Company to utilize the holding company net operating losses prior to their expiration.

Deferred income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to deferred income on retroactive reinsurance, unpaid losses and LAE, unearned premiums, net operating loss carryforwards, unrealized net appreciation of investments, deferred policy acquisition costs and deferred benefit plan payments. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion of, the benefits related to deferred tax assets will not be realized.

Premiums

Insurance premiums are earned ratably over the terms of the related policies after deductions for premiums ceded to reinsurers. Unearned premium reserves are established for the unexpired portion of policy premiums. Premiums are accrued for retrospectively rated policies and on policies subject to audit based on estimates throughout the contract or policy term. The reserve for uncollectible premiums includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. As of December 31, 2004 and 2003, the amount of the reserve was $23,859 and $22,359, respectively.

Foreign currency

Financial statements of foreign investees accounted for using the equity method are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Under SFAS No. 52, investments in entities accounted for under the equity method are translated into U.S. dollars at the rate of exchange in effect at the date of the transaction and related equity earnings are translated at the average rate in effect during this period. At each balance sheet date, the carrying amounts are translated into U.S. dollars at the rate in effect at the balance sheet date and any translation gains or losses are recorded in other comprehensive income.

Derivatives

The Company periodically purchases certain derivative contracts for its investment portfolio consistent with its overall investment strategy. Such derivative contracts are accounted for in accordance with SFAS No. 133, “Derivatives and Hedging”, as amended, which requires derivatives to be recorded at fair value on the balance sheet. Changes in fair value are recognized in the statement of income, unless the derivative is designated, and effective, as a cash flow hedge.

Accumulated other comprehensive income, net of tax

Accumulated other comprehensive income includes unrealized investment gains and losses on the Company’s available-for-sale securities and foreign currency translation gains and losses arising from the translation of financial statements of equity investees denominated in foreign currencies. As of December 31, 2004 and 2003, unrealized investment gains included in accumulated other comprehensive income were $45,479 and $38,135, respectively. As of December 31, 2004 and 2003, foreign currency translation gains were $10,396 and $5,361, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

3.	Accounting Changes

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses accounting and reporting for intangible assets. SFAS 142 eliminated the requirement for systematic amortization and instead imposes impairment testing, at least annually, to determine whether the fair value of the reporting unit to which the goodwill is ascribed supports its continued recognition. The acquisition of the Company by Fairfax in 1998 resulted in the recognition of negative goodwill as a result of net assets acquired in excess of the purchase price of $97,800. Under SFAS No. 142, the remaining unamortized negative goodwill of $64,809 at December 31, 2001 was recognized as a cumulative effect of a change in accounting principle on the consolidated statement of income in 2002.

4.	Investments

The aggregate carrying value of the Company’s investment portfolio was $3,217,610 and $3,168,389 at December 31, 2004 and 2003, respectively, and is comprised of available-for-sale securities, other invested assets and cash and cash equivalents.

Available-for-sale securities

Investments in available-for-sale fixed income and equity securities are summarized as below:

	At December 31, 2004
	Cost or Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,754,181	$7,128	$43,712	$1,717,597
States, municipalities and political subdivisions	6,448	187	-	6,635
Public utilities	5,072	749	-	5,821
Other corporate bonds	296,545	17,596	4,348	309,793

Total fixed income securities	2,062,246	25,660	48,060	2,039,846

Equity securities:
Common stocks of banks, trusts and insurance companies	197,758	78,995	927	275,826
Common stocks of industrial and other companies	180,840	17,018	18,531	179,327

Total equity securities	378,598	96,013	19,458	455,153

Total available-for-sale securities	$2,440,844	$121,673	$67,518	$2,494,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	At December 31, 2003
	Cost or Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$265,547	$677	$3,132	$263,092
States, municipalities and political subdivisions	9,040	483	-	9,523
Public utilities	59,092	10,993	-	70,085
Other corporate bonds	287,021	9,480	2,222	294,279

Total fixed income securities	620,700	21,633	5,354	636,979

Equity securities:
Common stocks of banks, trusts and insurance companies	161,757	17,218	1,076	177,899
Common stocks of industrial and other companies	111,700	21,730	5	133,425

Total equity securities	273,457	38,948	1,081	311,324

Total available-for-sale securities	$894,157	$60,581	$6,435	$948,303

The amortized cost and fair value of fixed income securities by contractual maturity are shown below. Actual maturities may differ from maturities shown below due to the existence of call features. At December 31, 2004, securities containing call features represented 1.1% of the total fair value of the fixed income portfolio.

	At December 31, 2004
	Amortized Cost	Fair Value
Due in one year or less	$1,261	$1,270
Due after one year through five years	59,659	57,235
Due after five years through ten years	17,068	16,031
Due after ten years through twenty years	1,472,516	1,438,382
Due after twenty years	511,742	526,928

Total fixed income investments	$2,062,246	$2,039,846

Certain individual available-for-sale securities had gross unrealized losses as of December 31, 2004 totaling $67,518, of which $48,060 was attributed to fixed income securities and $19,458 was attributed to equity securities. U.S. Treasury securities, the majority of which mature in 2020 or beyond, accounted for $43,712 of the gross unrealized losses in the fixed income portfolio. The total gross unrealized losses of $67,518 represented 3.5% of the cost of such securities in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The number of continuous months in which securities in an unrealized loss position had been in such position is summarized as follows:

	At December 31, 2004
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
U.S. government and government agencies and authorities	$1,552,411	$ 43,120	$ 11,155	$ 592	$ 1,563,566	$ 43,712
Other corporate bonds	204,800	4,348	-	-	204,800	4,348

Total fixed income securities	1,757,211	47,468	11,155	592	1,768,366	48,060

Equity securities:
Common stocks of banks, trusts and insurance companies	6,873	927	-	-	6,873	927
Common stocks of industrial and other companies	80,576	18,531	-	-	80,576	18,531

Total equity securities	87,449	19,458	-	-	87,449	19,458

Total unrealized losses on available-for-sale securities	$1,844,660	$ 66,926	$ 11,155	$ 592	$ 1,855,815	$ 67,518

At December 31, 2004, approximately $592, or 1.2%, of the fixed income portfolio gross unrealized losses were attributable to two securities in a loss position for greater than 12 consecutive months. One fixed income security had a gross unrealized loss totaling $1,094, which exceeded 10% of its cost at December 31, 2004. No fixed income securities had losses that were both greater than 12 consecutive months and exceeded 10% of cost.

At December 31, 2004, no securities in the Company’s equity portfolio had gross unrealized losses attributable to securities in a loss position for greater than 12 consecutive months. Four equity securities had gross unrealized losses totaling $19,454, which exceeded 10% of their cost at December 31, 2004. The majority of the $19,454 loss was attributable to one equity security in the pharmaceutical industry.

Securities that are in a loss position are reviewed by management at least quarterly for potential impairment. Management’s review involves detailed credit analyses in the case of non-U.S. Treasury securities. While a loss position for 12 consecutive months or a 10% price decline is considered significant, upon review of securities in this category, management has concluded that such price declines are temporary market price fluctuations. Management believes the Company has sufficient liquid assets available to satisfy its operating needs and, accordingly, has the ability to hold these securities until maturity or until the anticipated recovery in market value occurs.

The contractual maturity of the Company’s fixed income securities with unrealized losses is summarized as follows:

	At December 31, 2004
		Unrealized
	Fair Value	Loss
Due in one year or less	$-	$-
Due after one through five years	48,466	2,674
Due after five through ten years	12,024	1,540
Due after ten years through twenty years	1,355,179	37,777
Due after twenty years	352,697	6,069

Total fixed income investments in a loss position	$1,768,366	$48,060

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Investment income

The components of investment income for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Interest on fixed income securities	$103,162	$65,774	$117,048
Dividends on equity securities	11,541	6,971	5,791
Interest on cash and cash equivalents	5,864	11,552	3,518
Income on other invested assets	5,850	12,241	12,037

Gross investment income	126,417	96,538	138,394
Interest on funds held under reinsurance contracts	(30,501)	(18,458)	(17,322)
Investment expenses	(10,815)	(8,178)	(7,232)

Investment income	$85,101	$69,902	$113,840

Income on other invested assets includes earnings of investment companies and similar equity method investees of $5,205, $11,229 and $9,939 in 2004, 2003 and 2002, respectively, and other interest income. Pre-tax earnings of other equity method investees was $19,197 and $2,411 in 2004 and 2003, respectively. There were no earnings from other equity method investees in 2002. Interest on funds held under reinsurance contracts is charged at rates between 7.0% and 7.5% per annum, as specified in the related reinsurance contract.

Investment gains and losses

The components of realized investment gains for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	Years Ended December 31,
	2004	2003	2002
Fixed income securities:
Gains	$57,454	$217,293	$39,056
Losses	(150)	(18,626)	(3,099)

Net	57,304	198,667	35,957

Equity securities:
Gains	40,833	56,052	5,829
Losses	(684)	-	(615)

Net	40,149	56,052	5,214

Other invested assets:
Gains	3,484	16,273	344
Losses	(21,400)	(2,832)	(30)

Net	(17,916)	13,441	314

Total realized investment gains and losses:
Gains	101,771	289,618	45,229
Losses	(22,234)	(21,458)	(3,744)

Net	$79,537	$268,160	$41,485

Included in realized investment losses from other invested assets for the year ended December 31, 2004 is a net loss of $15,237 related to the change in fair value of short-sale obligations and related option contracts. These transactions are discussed further below. Included in realized investment losses for the years ended December 31, 2003 and 2002 is $13,846 and $275 respectively, related to losses on other than temporary impairments. No such impairments were recorded in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Changes in net unrealized investment gains and losses, net of transfers to realized gains and losses, and the related tax effects, are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Fixed income securities	$(38,679)	$(13,721)	$172,047
Equity securities	38,688	29,552	(520)
Other invested assets	11,288	1,799	468

Change in unrealized investment gains and losses, net of transfers to realized gains and losses, before income taxes	11,297	17,630	171,995
Deferred income tax expense	(3,953)	(6,022)	(60,603)

Change in unrealized investment gains and losses, net of transfers to realized gains and losses, reflected in shareholder’s equity	$7,344	$11,608	$111,392

Investments in affiliates

Investments in affiliates are summarized as follows:

					Ownership Percentage
	December 31, 2004		December 31, 2003		at December 31, 2004
		Carrying		Carrying	Crum &
	Cost	Value	Cost	Value	Forster	Fairfax
Zenith National Insurance Corp.	$90,733	$161,504	$92,451	$107,650	16.8%	24.4%
Northbridge Financial Corporation	$75,055	$106,641	$75,055	$82,640	15.2%	59.2%
HWIC Asia Fund	$76,210	$92,953	$1,210	$3,249	16.5%	98.5%
Odyssey Re Holdings Corp.	$17,824	$17,925	$17,824	$17,824	1.2%	80.9%
Advent Capital (Holdings) PLC	$9,156	$14,036	$9,156	$9,898	11.4%	46.8%
Pacific Century Fund I	$10,000	$10,000	$-	$-	33.3%	100.0%
TRG Holding Corporation	$5,025	$7,517	$5,025	$7,999	1.4%	100.0%
MFXchange Holdings Inc.	$3,725	$2,347	$3,725	$3,123	9.3%	100.0%
Russel Metals Inc.	$-	$-	$5,660	$13,604	-%	-%

The Company’s investments in Northbridge Financial Corporation (“Northbridge”), HWIC Asia Fund (“HWIC”), Odyssey Re Holdings Corp. (“Odyssey”), Pacific Century Fund I (“Pacific”), TRG Holding Corporation (“TRG”) and MFXchange Holdings Inc. (“MFX”) are accounted for using the equity method and are included in other invested assets on the consolidated balance sheets. Earnings from Northbridge, Odyssey, TRG and MFX are included in equity in earnings of investees, net of tax on the consolidated statements of income. Earnings from HWIC and Pacific are included in investment income on the consolidated statements of income. The Company’s investment in Zenith National Insurance Corp. (“Zenith”), Advent Capital (Holdings) PLC (“Advent”) and Russel Metals Inc. (“Russel”) are carried at fair value and are included in equity securities on the consolidated balance sheets. Changes in the fair value of Zenith, Advent and Russel are recorded in accumulated other comprehensive income, net of tax.

In December 2004, the Company sold corporate bonds with a face value of $62,500 to various affiliates of Fairfax. The bonds were sold at fair market value ($52,292 in the aggregate) and the Company realized a gain on these transactions of $12,114.

On November 15, 2004, the Company invested $10,000 in Pacific, a fund owned 100% by Fairfax affiliates, which invests primarily in Japanese equity securities. An additional $10,000 was invested in Pacific in January 2005.

On July 27, 2004, the Company sold 66,775 shares of Zenith common stock for total proceeds of $2,748, resulting in a realized investment gain of $1,030.

On June 29, 2004, the Company sold two million shares of Russel common stock for total proceeds of $15,590, resulting in a realized investment gain of $9,930.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In December 2003, the Company redeemed approximately 1.8 million shares in HWIC at $33.50 per share in order to realize an investment gain for statutory accounting purposes. HWIC is an investment fund owned 98.5% by Fairfax and affiliates, which invests primarily in a diversified portfolio of listed equity and equity-related securities in Asia. In order to complete the redemption, HWIC liquidated a portion of the fund, selling underlying securities to third parties. Total proceeds from the redemption were $59,999 and the Company realized a gain on the redemption in the amount of $15,717. The Company reinvested $75,000 in HWIC during 2004.

In December 2003, the Company acquired 800,000 shares of the common stock of Odyssey from TIG Insurance Company (“TIG”), a wholly-owned subsidiary of Fairfax. Odyssey is a publicly traded reinsurance company (NYSE:ORH) owned 80.9% by Fairfax and affiliates. The purchase was made at $22.28 per share, which approximated the fair market value on the date of purchase. The total cost of the Odyssey shares was $17,824 and market value as of December 31, 2004 was $20,168.

In June 2003, the Company invested $3.7 million in MFX, an information technology services company owned 100% by Fairfax.

In May 2003, the Company acquired approximately 7.8 million shares of the common stock of Northbridge, a subsidiary of Fairfax that completed an initial public offering of its common stock in Canada (TO:NB), in exchange for common stock and debentures of Hub International Limited (“Hub”) held by the Company. The fair value of the Hub investments held by the Company at the date of the transaction, or $83,873, exceeded the Company’s acquired interest in the net assets of Northbridge by $8,818, which was recorded as an adjustment to the Company’s additional paid-in capital. The disposal of the Hub investments resulted in a realized gain of $40,725, which was included in realized investment gains in the consolidated statement of income for the year ended December 31, 2003. As of December 31, 2004, the market value of the Northbridge shares was $188,962.

Equity method investees

The Company’s investment portfolio includes investments accounted for using the equity method. These investments consist of equity interests of between 1.2% and 33.3% with a total carrying value of $280,346 and $135,520 at December 31, 2004 and 2003, respectively, and are included in other invested assets on the consolidated balance sheets. For the years ended December 31, 2004, 2003 and 2002, earnings of equity method investees was $24,402, $13,640 and $9,939, respectively. Earnings of investment companies and similar equity method investees of $5,205, $11,229 and $9,939 in 2004, 2003 and 2002, respectively, was included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees was $19,197 and $2,411 in 2004 and 2003, respectively, was included in equity in earnings of investees, net of tax, on the consolidated statements of income. There were no earnings from other equity method investees in 2002. Dividends received from all equity method investees were $4,173 and $1,844 in 2004 and 2003, respectively. No dividends were received from equity method investees in 2002. The Company’s aggregate share of its investees’ balance sheets is summarized as follows:

	At December 31,
	2004	2003
Cash and investments	$503,323	$288,447
Total assets	$798,717	$528,151
Total liabilities	$518,088	$393,544
Shareholders’ equity or partners’ capital[1]	$280,629	$134,607

[1]	The difference between the Company’s aggregate share of shareholders’ equity or partners’ capital and the carrying value on the consolidated balance sheets is primarily due to goodwill arising on the acquisition of the investees.

The Company’s aggregate share of its investees’ statements of income is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Revenues	$180,770	$48,664	$20,373
Operating expenses	$104,897	$23,697	$12,532
Net income	$24,402	$13,640	$9,939

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company’s most significant equity method investees are discussed below:

Northbridge Financial Corporation

The Company purchased its investment in Northbridge in May 2003 and holds a 15.2% interest at December 31, 2004. For the years ended December 31, 2004 and 2003, pre-tax equity in earnings of Northbridge were $18,118 and $3,180, respectively, and was included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from Northbridge were $3,591 and $1,722 in 2004 and 2003, respectively.

HWIC Asia Fund

The Company holds a 16.5% interest in HWIC at December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, pre-tax equity in earnings of HWIC were $2,223, $14,059 and $7,957, respectively, and was included in investment income on the consolidated statements of income. No dividends have been received from HWIC.

Short-sale obligations and derivatives

In July 2004, as an economic hedge against a decline in the equity markets, the Company executed short sales totaling approximately $200,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $40,000. The cost of the Options was $6,000. Both the obligations to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets in the consolidated balance sheet. As of December 31, 2004, the net change in the fair values of the SPDRs and the Options totaled a loss of $15,237 and was included in realized investment gains on the consolidated statement of income. The Company also incurs investment expenses in an amount equal to the dividend earnings on the SPDRs sold. Investment expense of $2,495 was recorded for the year ended December 31, 2004. See “Regulatory and other deposits” for a discussion of collateral relating to the SPDRs.

On January 25, 2005, the Company executed an additional short sale of SPDRs in the amount of $100,000. In connection with this transaction, the Company also purchased a two-year S&P Index call option, limiting the potential loss on the future purchase of these SPDRs to $20,000.

As of December 31, 2004, the fair value of the Company’s derivative contracts was $13,069, including the Options discussed above. For the years ended December 31, 2004 and 2003, the Company recorded net losses of $1,373 and $2,709, respectively in realized investment gains as a result of changes in the fair value of derivative contracts.

On December 31, 2004, the Company entered into a four-month swap transaction whereby the Company receives a total equity return on a publicly traded equity security in exchange for payment of a stated rate of return tied to LIBOR. The notional value of the transaction is $42,175 and it had no fair value or gain or loss as of December 31, 2004. Future changes to the market value will be recorded as realized gains or losses.

Regulatory and other deposits

Fixed income securities and cash and cash equivalents of $292,408 and $171,812 were on deposit with various state regulatory authorities as of December 31, 2004 and 2003, respectively, as required by insurance laws.

In conjunction with the issuance of the Company’s $300,000 aggregate principal amount of 10-3/8% senior notes due 2013, Crum & Forster funded an interest escrow account in the amount of $63,115. As of December 31, 2004, the escrow account balance of $16,212 was principally invested in U.S. Treasury notes and is included in other assets on the consolidated balance sheets. The interest escrow is required to be maintained until the next interest payment on the senior notes is made in June 2005, after which time, in accordance with certain provisions in the indenture, the Company is no longer required to hold funds in escrow for payment of interest on its senior notes.

In July 2004, in connection with the SPDRs transaction described in “Investment Gains and Losses”, the Company pledged approximately $278,000 in cash and U. S. Treasury securities as collateral for the obligation to purchase the SPDRs. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheet. As of December 31, 2004, the fair value of the assets pledged for the purchase of the SPDRs totaled $277,899 and consisted primarily of cash and U.S. Treasury securities. Effective January 21, 2005, the Company changed the custodian of these assets to satisfy state regulatory requirements. The new custodian required that the collateral be increased to approximately $327,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and LAE are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Gross unpaid losses and LAE, beginning of year	$3,178,166	$3,235,101	$3,437,491
Less ceded unpaid losses and LAE	1,321,004	1,756,404	1,876,338

Net unpaid losses and LAE, beginning of year	1,857,162	1,478,697	1,561,153

Losses and LAE incurred related to:
Current year	692,258	534,338	442,151
Prior years	69,254	117,996	18,307

Total losses and LAE incurred	761,512	652,334	460,458

Losses and LAE paid related to:
Current year	163,026	113,394	93,782
Prior years[1]	460,431	160,475	449,132

Total losses and LAE paid	623,457	273,869	542,914

Net unpaid losses and LAE, end of year	1,995,217	1,857,162	1,478,697
Add ceded unpaid losses and LAE	1,360,996	1,321,004	1,756,404

Gross unpaid losses and LAE, end of year	$3,356,213	$3,178,166	$3,235,101

[1]	Losses and LAE paid in 2003 for prior accident years are reduced by $273,977 in proceeds from the commutation of two reinsurance contracts in December 2003.
Approximately $39,514 of such proceeds was received in January 2004.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheets follows:

	Years Ended December 31,
	2004	2003	2002
Ceded unpaid losses and LAE in the table above	$1,360,996	$1,321,004	$1,756,404
Reconciling items:
Reinsurance recoverable on paid losses and LAE	51,446	66,445	68,500
Premiums paid for retroactive reinsurance	190,520	134,003	96,212
Deferred income on retroactive reinsurance	223,360	180,524	132,781
Loss sensitive cession[1]	(21,510)	(21,510)	(21,510)

Total reconciling items	443,816	359,462	275,983

Reinsurance recoverable on the consolidated balance sheets	$1,804,812	$1,680,466	$2,032,387

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

The Company has exposure to asbestos and environmental pollution claims arising from the sale of general liability, commercial multi-peril and umbrella insurance policies, the predominance of which were written for accident years 1985 and prior. Estimation of ultimate liabilities for these exposures is unusually difficult due to issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and allocation of such damages to financially responsible parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of asbestos reserves, the Company strengthened its asbestos reserves by $90,515, principally in the general liability line. The reserve increase is consistent with an industry-wide deterioration in asbestos liabilities caused by increases in the number of claimants filing asbestos claims and attorneys targeting new and previously peripheral defendants, including some of the Company’s insureds. Additionally, the Company increased its environmental reserves by $10,007. These reserve increases were offset, in part, by $20,000 of reserve decreases primarily in the general liability line for accident years 1997 and prior.

For the year ended December 31, 2004, the Company incurred losses and LAE of approximately $96,000 (including reinsurance reinstatement premiums of approximately $13,000) associated with hurricanes Charley, Frances, Ivan and Jeanne. Such losses primarily affected the property line of business.

In 2003, the Company strengthened its asbestos reserves by $149,835 based on its latest actuarial estimates. In addition, commutations of two reinsurance contracts resulted in a $53,968 charge to incurred losses and LAE related to prior years. These reserve increases were partially offset by favorable development of $34,919 for accident year 2002 and $47,592 for accident years 2000 and prior.

In 2002, the Company strengthened its asbestos reserves by $67,544 based on its latest actuarial estimates. In addition, non-latent reserves were strengthened, primarily in the commercial automobile liability and workers’ compensation lines of business for accident year 1999, partially offset by favorable development in accident years 1992 and prior for workers’ compensation, general liability and commercial multi-peril lines of business.

The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using a maximum interest rate of 5.0%. The amount of related discount was $84,902 and $94,257 at December 31, 2004 and 2003, respectively.

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of year	$495,195	$370,875	$298,203
Less ceded unpaid losses and ALAE	128,787	106,073	70,057

Net unpaid losses and ALAE, beginning of year	366,408	264,802	228,146
Net losses and ALAE incurred	90,515	149,835	67,544
Net paid losses and ALAE	48,129	48,229	30,888

Net unpaid losses and ALAE, end of year	408,794	366,408	264,802
Add ceded unpaid losses and ALAE	113,891	128,787	106,073

Gross unpaid losses and ALAE, end of year	$522,685	$495,195	$370,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Environmental
Gross unpaid losses and ALAE, beginning of year	$130,511	$163,165	$217,787
Less ceded unpaid losses and ALAE	31,675	57,373	93,021

Net unpaid losses and ALAE, beginning of year	98,836	105,792	124,766
Net losses and ALAE incurred	10,007	1,975	(3,025)
Net paid losses and ALAE	23,680	8,931	15,949

Net unpaid losses and ALAE, end of year	85,163	98,836	105,792
Add ceded unpaid losses and ALAE	38,190	31,675	57,373

Gross unpaid losses and ALAE, end of year	$123,353	$130,511	$163,165

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress, paint and mold. Changes in the Company’s liability for other latent exposures are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Other Latent
Gross unpaid losses and ALAE, beginning of year	$40,818	$43,518	$50,068
Less ceded unpaid losses and ALAE	14,117	15,187	22,753

Net unpaid losses and ALAE, beginning of year	26,701	28,331	27,315
Net losses and ALAE incurred	20	1,830	3,280
Net paid losses and ALAE	4,697	3,460	2,264

Net unpaid losses and ALAE, end of year	22,024	26,701	28,331
Add ceded unpaid losses and ALAE	13,333	14,117	15,187

Gross unpaid losses and ALAE, end of year	$35,357	$40,818	$43,518

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Premiums written:
Direct	$1,124,881	$1,085,277	$880,363
Assumed from other companies, pools, or associations	14,080	18,934	18,005
Ceded to other companies, pools, or associations	(220,661)	(213,388)	(228,895)

Net premiums written	$918,300	$890,823	$669,473

Premiums earned:
Direct	$1,118,526	$982,485	$804,470
Assumed from other companies, pools, or associations	14,053	19,077	20,573
Ceded to other companies, pools, or associations	(224,870)	(232,690)	(215,531)

Premiums earned	$907,709	$768,872	$609,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The components of the Company’s total reinsurance recoverable are summarized as follows:

	At December 31,
	2004	2003
Reinsurance recoverable on unpaid losses and LAE	$1,753,366	$1,614,021
Reinsurance receivable on paid losses and LAE	51,446	66,445

Total reinsurance recoverable	$1,804,812	$1,680,466

The Company actively monitors and evaluates the financial condition of its reinsurers and prepares estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of reinsurer relations in general and with the Crum & Forster companies in particular. Management attempts to mitigate collection risk from reinsurers by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels. Reinsurance recoverable on the consolidated balance sheets is stated net of reserves for uncollectible reinsurance of $40,930 and $39,882 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had reinsurance recoverable of $1,804,812, due from approximately 315 reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1,128,876, or 62.5% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $499,817 as of that date. The largest unsecured balance as of December 31, 2004 was $194,091 with an unaffiliated company rated A+ by A.M. Best Company.

In December 2003, the Company commuted its Aggregate Excess of Loss Reinsurance Agreement with Ridge Reinsurance Limited (“Ridge Re”), an unaffiliated reinsurer. The agreement provided the Company with $233,750 of stop loss coverage related to accident years 1992 and prior. The limits provided under the agreement had been fully utilized since 1995. Upon commutation of this agreement, Crum & Forster received from Ridge Re the estimated present value of the ceded liability of approximately $206,975. The excess of the nominal ceded liabilities over the present value received of approximately $26,775 was recorded as a component of incurred losses and LAE on the consolidated statement of income.

Corporate aggregate reinsurance

The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk reinsurance”). The Company’s corporate aggregate reinsurance contracts cover or covered, in varying amounts and on varying terms, accident years 2002 and prior and provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development covers, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under these contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over several years. These contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and generally provide that interest expense is charged to the Company, for the benefit of the reinsurers, on any premiums withheld.

Amounts ceded under prospective contracts are recognized, as to premiums, as a reduction of premiums written and earned in the period in which premiums are ceded and, as to losses, as a reduction of incurred losses as the losses are ceded to the reinsurer. Under retroactive contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contract over premiums paid for coverage is deferred and amortized as a reduction to incurred losses over the expected period of recovery, generally many years, using the interest method. Under both prospective and retroactive contracts, funds held interest, if applicable, is recognized as a reduction of investment income in the period in which the interest is credited to the funds held account.

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Increase (decrease)
Premiums earned	$(7,595)	$(138)	$(32,297)
Investment income	(30,501)	(18,458)	(17,322)
Losses and LAE	(28,318)	(14,178)	(8,332)

Income before income taxes	$(9,778)	$(4,418)	$(41,287)

As of December 31, 2004, reinsurance recoverable includes $444,047 and $455,508 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $507,186 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Prospective corporate aggregate reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2004	2003	2002
Ceded losses	$9,994	$1,130	$—
Less: ceded premiums	7,595	138	32,297
Less: funds held interest	9,190	7,452	11,421

Pre-tax earnings impact	$(6,791)	$(6,460)	$(43,718)

The Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer covering accident year 2000, which provided coverage of $118,493 and has been fully utilized by the Company. Premiums and losses ceded pursuant to the contract were $7,595 and $9,994, respectively, in 2004 and there were no cessions to the contract in 2003 and 2002. Premium cessions prior to 2002 were $68,758. As of December 31, 2004 and 2003, the Company had reinsurance recoverable balances of $76,547 and $108,499, respectively, related to this agreement.

Loss cessions to prospective corporate aggregate reinsurance in 2003 of $1,130 includes the benefit of cessions to the 2001 accident year treaty with nSpire Re Limited (“nSpire”, formerly ORC Re Limited), an affiliate of the Company, of $55,098, partially offset by charges of $53,968 associated with the commutation of two prospective corporate aggregate reinsurance contracts. The commutation charge of $53,968 included $27,193 arising from the commutation of the accident year 2001 treaty with nSpire and $26,775 related to commutation of a contract with an unrelated party covering accident years 1992 and prior.

Retroactive corporate aggregate reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2004	2003	2002
Increase in reinsurance recoverable due from reinsurers	$117,677	$98,583	$10,000
Less: related premiums paid	56,517	37,792	3,500

Income deferred during the year	61,160	60,791	6,500
Amortization of deferred income	(18,324)	(13,048)	(8,332)

Change in deferred income	42,836	47,743	(1,832)
Deferred income on retroactive reinsurance — beginning of year	180,524	132,781	134,613

Deferred income on retroactive reinsurance — end of year	$223,360	$180,524	$132,781

Funds held interest charged during the year	$21,311	$11,006	$5,901

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. One treaty provides $400,000 of reinsurance coverage for accident years 2000 and prior. As of December 31, 2004, the Company had ceded cumulative losses of $371,011, which is comprised of $140,565 in 2004, $10,446 in 2003, $10,000 in 2002 and $210,000 in 2001, and paid premiums of $58,056, $3,656, $3,500 and $84,786 in 2004, 2003, 2002 and 2001, respectively, related to this contract. All of the $28,989 remaining coverage on this treaty is available for asbestos development. The second treaty provides $100,000 of coverage for accident periods prior to August 13, 1998. As of December 31, 2004, the Company had ceded cumulative losses of $65,249, which is comprised of $(22,888) in 2004 and $88,137 in 2003, and had a return of premium of $(1,539) in 2004 and paid premiums of $34,136 in 2003 under this contract. None of the $34,751 remaining coverage on this treaty is available for asbestos development. The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of premiums paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. In 2004, 2003, 2002 and 2001, the Company amortized $18,324, $13,048, $8,332 and $1,924 of deferred income, respectively, which is included as a reduction to losses and LAE in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367,500 and has been fully utilized by the Company. The contract provided coverage for loss reserve development for August 13, 1998 and prior, the date of acquisition of the Company by Fairfax. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2004, 2003 and 2002 and reinsurance recoverable on the contract was $367,500 at both December 31, 2004 and 2003. The Company amended the contract in 2001 to provide an additional $19,248 of coverage for a premium of $7,925, which was recorded in 2001. This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.

For additional information on reinsurance transactions with related parties, see Note 10. Related Party Transactions.

8.	Long-Term Debt

On June 5, 2003, concurrent with the merger of entities under common control described in note 1 above, Crum & Forster Funding Corp., an unaffiliated special purpose entity, issued $300,000 aggregate principal amount of senior notes (the “Notes”) in a private placement, with the sole intent of having obligations under such Notes only until the Company could assume such obligations. On June 30, 2003, the Company assumed Crum & Forster Funding Corp.’s obligations under the Notes. The Notes, which bear interest payable semi-annually at 10-3/8%, mature on June 15, 2013. The net proceeds from the offering of approximately $290,955 were used to fund an interest escrow account in the amount of approximately $63,115 to make the first four semi-annual interest payments on the Notes and to pay a dividend to Fairfax in the amount of $217,885, with the remainder used to pay related financing costs. The Notes contain certain restrictions on incurrence of additional indebtedness, dividend payments to Fairfax, asset sales and certain transactions with affiliates. In addition, the Company was required by the terms of the Notes to use its best efforts to register the Notes, or similar instruments with substantially the same terms to be exchanged for the Notes, with the Securities and Exchange Commission. Pursuant to an exchange offer, which was completed on April 20, 2004, the Company issued $300,000 aggregate principal amount of registered notes with substantially the same terms as the Notes, in exchange for all of the outstanding Notes. As required by the terms of the Notes, additional interest of $279 was incurred for the period from December 28, 2003 through April 19, 2004, after which such additional interest was no longer payable on the Notes.

For the year ended December 31, 2004, interest expense on the Notes was $33,159, including additional interest described above, accretion of the discount on the Notes and amortization of related deferred financing costs. As of December 31, 2004, deferred financing costs in conjunction with the issuance of the Notes totaled $9,787 and were included in other assets on the consolidated balance sheet. These deferred financing costs are being amortized to interest expense on a straight-line basis over the ten-year duration of the Notes.

Concurrent with the issuance of the Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the Notes, whereby Fairfax agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due in June 2018. Through December 31, 2004, there have been no borrowings under this agreement.

The current agreements governing the bank credit facilities of Fairfax contain restrictive covenants, which prohibit Fairfax from allowing any of its subsidiaries to borrow money. These agreements are not legally binding on Crum & Forster; however, given the potential negative financial impact on Fairfax of violations of these covenants, it is expected, and should be assumed, that Fairfax, as the sole shareholder, will not permit Crum & Forster to borrow unless a modification or waiver of these covenants can be obtained.

9.	Income Taxes

The components of the income tax expense are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Current	$28,479	$46,570	$6,998
Deferred	(23,963)	24,044	36,138

Total income tax expense	$4,516	$70,614	$43,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Deferred income taxes reflect the income tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws and regulations. The deferred income tax expense above does not include $6,719 and $844 in 2004 and 2003, respectively, of income taxes, which are included in equity in earnings of investees, net of tax, on the consolidated statements of income. There was no deferred income tax expense on equity in earnings of investees in 2002. Total deferred income tax (benefit) expense in 2004, 2003 and 2002 was $(17,244), $24,888 and $36,138, respectively.

Components of deferred income tax assets and liabilities are summarized as follows:

	At December 31,
	2004	2003
Deferred tax assets:
Deferred income on retroactive reinsurance	$78,177	$63,184
Unpaid losses and LAE	63,590	77,883
Unearned premiums	34,764	34,023
Net operating loss carryforwards	32,677	19,972
Employee benefit plans	10,724	10,912
Other	22,130	19,204

Deferred tax assets before valuation allowance	242,062	225,178
Less: valuation allowance	-	2,179

Deferred tax assets after valuation allowance	242,062	222,999

Deferred tax liabilities:
Unrealized net appreciation of investments and currency translation	30,117	23,451
Deferred policy acquisition costs	26,252	25,076
Other	11,736	11,093

Deferred tax liabilities	68,105	59,620

Total net deferred tax assets	$173,957	$163,379

At December 31, 2004, the Company had net operating and other loss carryforwards of approximately $93,362. These will expire between 2009 and 2024. Based on projections of estimated future operations, management expects the deferred income tax asset to be recovered from taxable income in future years.

A reconciliation of income taxes at the statutory federal income tax rate to the Company’s tax expense is presented below:

	Years Ended December 31,
	2004		2003		2002
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed on pre-tax operating income	$5,682	35.0%	$71,677	35.0%	$44,116	35.0%
Decrease in income taxes resulting from:
Dividends received deduction and tax-exempt income	(1,861)	(11.5)	(1,331)	(0.6)	(1,248)	(1.0)
Other, net	695	4.3	268	0.1	268	0.2

Total income tax expense	$4,516	27.8%	$70,614	34.5%	$43,136	34.2%

Income tax expense shown on the consolidated statements of income excludes $6,719 and $844 of deferred income taxes on equity in earnings of investees in 2004 and 2003, respectively. Total income tax expense in 2004, 2003 and 2002, inclusive of these amounts, was $11,235, $71,458 and $43,136, respectively, and the related effective tax rate was 31.7%, 34.5% and 34.2%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

10.	Related Party Transactions

Reinsurance

The Company and its subsidiaries have entered into various reinsurance arrangements with affiliates. The approximate amounts by which income, expense, assets and liabilities are increased (decreased) in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded, are summarized as follows:

	At December 31,
	2004	2003	2002
Statements of income:
Net premiums written	$(50,229)	$(46,973)	$(58,670)
Premiums earned	$(49,571)	$(43,675)	$(55,169)
Losses and LAE	$(50,235)	$(46,528)	$21,381
Balance sheets:
Premiums receivable	$594	$2,202
Reinsurance recoverable from affiliates	$195,799	$164,354
Prepaid reinsurance premiums	$13,396	$13,284
Unpaid losses and LAE	$9,505	$13,268
Unearned premiums	$579	$1,125
Accounts payable and other liabilities.	$10,451	$1,123

In the normal course of business, nSpire, a Fairfax affiliate, participates in reinsurance agreements covering substantially all reinsured lines of business. For the years ended December 31, 2004, 2003 and 2002, the Company ceded to nSpire premiums of $43,750, $29,698 and $2,454, respectively. The Company had reinsurance recoverable of $26,539 and $6,120 at December 31, 2004 and 2003, respectively, related to these reinsurance agreements.

The Company entered into an aggregate stop loss agreement covering accident years 2000 through 2002. For accident years 2002 and 2001, nSpire is the direct reinsurer. Accident year 2000 was reinsured by a third party reinsurer that retroceded the liability to nSpire, which was exhausted at December 31, 2003. The Company received cash for the full amount of the 2000 accident year cover in 2004. The Company retains an ultimate net loss up to 70% of net premiums earned in 2002 and 73% in 2001. Accident years 2002 and 2001 are subject to a per-term maximum recovery of $96,272 and $94,195, respectively. Pursuant to the agreement, the Company ceded premiums of $32,091 and $31,398 for accident years 2002 and 2001, respectively. As of December 31, 2004 and 2003, no losses were ceded to nSpire under this contract for accident year 2002. During 2003, the Company ceded losses of $55,098 for accident year 2001, which exhausted the limit. In December 2003, the Company and nSpire commuted the 2001 accident year liabilities of $94,195. In connection with the commutation, Crum & Forster received the estimated present value of the ceded liability of approximately $67,002 from nSpire. The excess of the nominal ceded liabilities over the present value received of approximately $27,193 was recorded as a component of incurred losses and LAE on the consolidated statement of operations. As of December 31, 2003, $39,514 of the settlement amount was recorded as a receivable in other assets on the consolidated balance sheet and was received by the Company in January 2004.

In the normal course of business, the Company has several reinsurance agreements in effect with Odyssey and its subsidiaries, affiliates of Fairfax. Under these agreements, Odyssey participates on contracts covering substantially all reinsured lines of business. For the years ended December 31, 2004, 2003 and 2002, the Company ceded $7,247, $7,434 and $9,847, respectively, in premiums to Odyssey and had reinsurance recoverable of $20,118 and $15,904 at December 31, 2004 and 2003, respectively, on these reinsurance agreements.

A former parent of the Company required the transfer of a number of policies and related assets and liabilities among insurance companies controlled by the former parent, effective through assumption and indemnity reinsurance agreements. The assuming parties were required to seek novation of certain policies. As of December 31, 2004 and 2003, reinsurance recoverable from related parties included $122,222 and $126,141, respectively, from TIG, a subsidiary of Fairfax. Substantially all the recoverable balance arises from policies that had not been novated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Effective March 1, 1999, the Company entered into a reinsurance agreement with Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company), a subsidiary of Fairfax, covering 100% of policies that are classified as excess liability for public entities and that incept, renew, have an anniversary date or come into effect on or after March 1, 1999. This business was produced by an agency affiliate of Fairmont. The agreement provides for the Company to receive a ceding commission of 23% of direct premiums written that are subject to the agreement. Effective June 30, 2002, this agreement was terminated and a new agreement was signed with TIG covering the same business, at substantially the same terms. The new agreement covers policies written on or after July 1, 2002. This agreement was terminated effective September 1, 2003. The Company ceded premiums of $4,878 in 2002 to Fairmont and premiums of $17,679 and $8,266 in 2003 and 2002, respectively, to TIG under these agreements. As of December 31, 2004 and 2003, the Company had reinsurance recoverable of $14,776 and $7,009, respectively, from Fairmont, and $8,922 and $4,476, respectively, from TIG, related to these agreements.

Effective February 1, 2002, the Company entered into an arrangement with TIG whereby the Company issued policies on behalf of TIG totaling $22,923 in gross premiums written. The Company entered into reinsurance agreements under which approximately 30% of the total risk under these policies was ceded to TIG with the remaining 70% ceded to third party reinsurers. This arrangement with TIG was terminated as of June 30, 2002. For the year ended December 31, 2002, the Company ceded $6,265 in premiums to TIG under this agreement. As of December 31, 2004 and 2003, the Company had reinsurance recoverable of $3,196 and $4,677, respectively, from TIG related to this agreement.

Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard General Insurance Company of Canada (“Lombard”), an affiliate of Fairfax, under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. The agreement provides for a 10% ceding commission. For the years ended December 31, 2004, 2003 and 2002, the Company assumed $788, $1,103 and $1,091, respectively, in premiums from Lombard. As of December 31, 2004 and 2003, the Company had $1,002 and $638 in reserves for this assumed business.

The Company has various facultative policies in the normal course of business in effect with RiverStone Insurance (UK) Ltd., an affiliate of Fairfax. No premiums were ceded to RiverStone Insurance (UK) Ltd. in 2004, 2003 and 2002. At December 31, 2004 and 2003, the Company had reinsurance recoverable of $26 and $27, respectively, on these policies.

Investment agreements

The Company and its subsidiaries have entered into agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax, for investment management services, and with Fairfax for investment administration services. Pursuant to the agreements, fees, based upon assets under management, totaled $7,606, $7,506 and $6,672 for the years ended December 31, 2004, 2003 and 2002, respectively, and were included as investment expenses in the consolidated statements of income.

A Master Repurchase Agreement between the Company and Fairfax, effective July 1, 2000, provides for the repurchase of securities transferred to Fairfax in order to provide liquidity. The Company is obligated to repurchase from Fairfax securities transferred at a price equal to the amount initially raised from their sale plus the stated interest rate of each security pursuant to its initial sale. There were no transactions conducted under this arrangement in 2004, 2003 or 2002.

Other agreements

Under an agreement effective July 1, 2000, the Company appointed RiverStone Claims Management LLC (“RiverStone”), a wholly-owned subsidiary of Fairfax, as its claims manager to handle its asbestos, environmental, other latent and construction defects claims. The expense incurred for these services was $3,600 for the year ended December 31, 2004 and $2,100 per year for the years ended December 31, 2003 and 2002. The Company also engages RiverStone on a contingent basis to assist in reinsurance commutation negotiations. Fees for such services were $5, $338 and $38 in 2004, 2003 and 2002, respectively.

Fairfax purchases insurance coverage on behalf of its affiliates, including comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability and company reimbursement, employment practices liability and fiduciary liability. The Company’s share of the expense incurred for this coverage was $1,396, $1,141 and $333 per year for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Under an agreement effective September 1, 2001, US Fire has agreed to obtain certain information technology services, including production and operations support and systems development, on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. Payments for these services for the years ended December 31, 2004, 2003 and 2002 were $14,464, $15,089 and $13,536, respectively. Of such payments, $9,064, $7,346 and $7,262 were charged directly to expense for 2004, 2003 and 2002, respectively. The remaining $5,400, $7,743 and $6,274 related to ongoing systems development costs for 2004, 2003 and 2002, respectively. The Company expenses these costs over a five-year period, beginning on the date the development project is placed in service. In 2004, 2003 and 2002, $2,576, $2,577 and $1,319, respectively was charged to operations and approximately $16,318 and $13,494 was included in other assets for the years ended December 31, 2004 and 2003, respectively. In addition, FITS entered into an agreement with the Company effective January 1, 2001 pursuant to which FITS is provided certain management and general services by the Company. Under this agreement, $49 and $54 were billed by the Company for the years ended December 31, 2004 and 2003, respectively.

Effective January 1, 2000, the Company entered into a service agreement with TIG to obtain certain services relating to issuing policies and handling claims. Payments for these services were $113, $250 and $336 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company receives income from subleases of office space to Fairfax affiliates. Sublease income received from affiliates in 2004, 2003 and 2002 amounted to $399, $398 and $349, respectively.

Under an agreement effective October 1, 2001 through January 1, 2004, the Company provided certain claims services to TIG. Fees billed for these services were $84 and $157 in 2003 and 2002, respectively.

The Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were $64, $132 and $215 for the years ended December 31, 2004, 2003 and 2002, respectively.

Included in accounts payable and other liabilities as of December 31, 2004 and 2003 are amounts payable to Fairfax and affiliates of $4,173 and $12,216, respectively.

Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

11.	Employee Benefits

The Company sponsors a qualified defined contribution plan pursuant to sections 401(k) and 401(a) of the Internal Revenue Code, for which all employees are eligible after completing one year of service. The Company makes an annual contribution equal to 3% of base salary and a matching contribution equal to one-half of each employee’s contribution up to the first 6% of base salary. Certain employees also have the opportunity to participate in a non-qualified plan that permits contributions that would otherwise be limited by IRS regulations. Total defined contribution plan expense was $3,154, $3,548 and $2,750 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company provides postretirement health care and life insurance benefits to certain retired employees. Medical benefits are provided to employees who were at least age 50 on January 1, 1994, and upon retirement are at least age 55 and have at least 15 years of service. Employees hired before August 1, 1990 are eligible for retiree life insurance coverage based on defined age, service and salary criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

A reconciliation of the changes in the postretirement plans’ benefit obligation, fair value of assets, accrued benefit cost and a statement of the funded status is presented below. The Company uses a December 31st measurement date for its postretirement health care and life insurance plans.

	At December 31,
	2004	2003
Changes in benefit obligation:
Benefit obligation at beginning of year	$14,752	$16,114
Service cost	1	2
Interest cost	839	989
Plan participants’ contributions	1,137	1,266
Actuarial gain	(785)	(722)
Benefits paid	(2,345)	(2,897)

Benefit obligation at end of year	$13,599	$14,752

Change in fair value of assets:
Fair value of assets at beginning of year	$-	$-
Employer contributions	1,208	1,631
Plan participants’ contributions	1,137	1,266
Benefits paid	(2,345)	(2,897)

Fair value of assets at end of year	$-	$-

Accrued benefit cost:
Funded status	$(13,599)	$(14,752)
Unrecognized net actuarial gain	(3,251)	(2,610)
Unrecognized transition obligation	5,903	6,720

Accrued benefit cost	$(10,947)	$(10,642)

The components of net periodic benefit cost are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Service cost	$1	$2	$4
Interest cost	839	989	1,100
Amortization of transition obligation	817	817	817
Recognized net actuarial gain	(146)	(64)	(204)

Net periodic benefit cost	$1,511	$1,744	$1,717

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 6.0% at December 31, 2004 and 2003, respectively. For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2004, the health care cost trend rates are assumed to decline gradually from 8.5% for participants under age 65 and 10.5% for participants over age 65 in 2004 to 5.25% for all participants in the year 2010 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2004 by $1,256, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2004 by $72. Conversely, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2004 by $923, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2004 by $39. The Company’s expected contribution to the Plan in 2005 is $1,387.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

As of December 31, 2004, the future benefit payments are expected to be as follows:

2005	$1,387
2006	$1,436
2007	$1,454
2008	$1,441
2009	$1,396
2010 - 2014	$5,635

Certain employees of the Company have been granted shares of restricted common stock of Fairfax under the Fairfax Financial 1999 Restricted Share Plan. The restricted stock vests over periods ranging from five to ten years. Amortization of $1,048, $1,174 and $1,181 for the years ended December 31, 2004, 2003 and 2002, respectively, is included in the consolidated statements of income.

12.	Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2022. Minimum annual rentals are summarized as follows:

2005	$11,944
2006	10,865
2007	7,174
2008	6,165
2009	5,667
2010 and thereafter	45,448

Total minimum annual rentals	$87,263

The amounts above are reduced by space subleased to other companies in the aggregate amount of $1,852.

Rental expense, before sublease income, under these operating leases was $12,325, $18,558 and $13,697 in 2004, 2003 and 2002, respectively. Rental expense for 2003 includes a $4,312 charge for future rent payments on facilities that are currently vacant. The Company recognized $1,821, $2,064 and $1,827, in 2004, 2003 and 2002, respectively, from subleases.

Effective December 31, 2002, the Company entered into a 20-year operating lease for its home office. This lease has total minimum lease payments remaining of $53,626, which are included in the amounts above. In conjunction with the termination of the existing lease, the Company recognized income of $18,409 in 2002 relating to a fair value rent adjustment recorded at the date the Company was acquired by Fairfax.

Effective October 12, 2000, the Company entered into an information technology services agreement with American International Technology Enterprises, Inc. The agreement has an initial term of five years and a renewal provision that extends the initial term by additional periods of one year each. Under the agreement, the Company pays baseline charges for mainframe usage and production system support with adjustments based on actual activity. Charges under the agreement totaled $5,003, $7,426 and $12,653 in 2004, 2003 and 2002, respectively. As of December 31, 2004, future estimated minimum payments required under the agreement are $3,570 in 2005. Upon 180 days prior written notice and payment of early termination fees, the Company may terminate this agreement at any time. The mainframe usage and production system support early termination fees are $171 and $547, respectively.

The Company has purchased structured settlement annuities from various insurance companies in order to settle certain claim liabilities. Should these other companies become unable to make the annuity payments, the Company would be liable. The value of these annuities included in reinsurance recoverable in the consolidated balance sheets at December 31, 2004 and 2003 was approximately $152,022 and $151,873, respectively. Approximately 76.3% of this balance is due from insurance companies rated A or better by A.M. Best Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In the ordinary course of their business Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. However, it should be noted that the frequency of large damage awards, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

13.	Dividend Restrictions, Statutory Information and Capitalization

The Company’s insurance subsidiaries are subject to state regulatory restrictions that limit the maximum amount of dividends they can pay to the Company. These regulations vary by state. The restrictions are generally based on the net income, investment income and policyholders’ surplus of each insurance company, and further provide that the payment of dividends must be from the earned policyholders’ surplus of the insurance company. Any payment of dividends above the regulatory limits is subject to the approval of the Insurance Commissioner in the state of domicile. The Company’s insurance subsidiaries are domiciled in the states of Delaware, New Jersey, New York and Arizona. In December 2003, US Fire and CF Indemnity changed their state of domicile from New York to Delaware.

The combined statutory basis net income and policyholders’ surplus of Crum & Forster’s insurance subsidiaries are presented below:

	Years Ended December 31,
	2004	2003	2002
Net income	$74,556	$223,385	$66,227
Policyholders’ surplus	$1,206,547	$1,107,435	$856,393

GAAP differs in certain respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities for the Company’s insurance subsidiaries. Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future.

The principal differences between statutory policyholders’ surplus and shareholder’s equity determined in accordance with GAAP relate to accounting for deferred federal income taxes, deferred policy acquisition costs, unrealized gains and losses on fixed income securities and deferred gains on retroactive reinsurance.

US Fire owns in excess of 10% of the outstanding shares of Zenith, which requires the investment to be valued as an affiliate under the Codification of Statutory Accounting Principles adopted by the NAIC in 1998. US Fire’s state of domicile has granted a permitted accounting practice to treat Zenith as a non-affiliated investment based on the absence of control by US Fire. As of December 31, 2004 and 2003, this permitted accounting practice increased statutory surplus by $11,305 and $16,050, respectively, over what it would have been had prescribed accounting practice been followed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

14.	Segment Reporting

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Workers’ compensation	$282,388	$210,951	$169,402
General liability	198,993	165,199	128,370
Property	187,177	209,042	146,216
Commercial automobile	174,416	132,317	106,269
Commercial multi-peril	42,833	33,015	45,898
Surety	21,902	18,348	13,357

Total premiums earned	$907,709	$768,872	$609,512

The calendar year losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2004		2003		2002
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$225,733	79.9%	$166,009	78.7%	$189,687	112.0%
General liability	208,181	104.6%	241,928	146.4%	87,488	68.2%
Property	154,868	82.7%	125,909	60.2%	56,244	38.5%
Commercial automobile	112,331	64.4%	89,094	67.3%	116,405	109.5%
Commercial multi-peril	43,910	102.5%	25,064	75.9%	2,247	4.9%
Surety	16,489	75.3%	4,330	23.6%	8,387	62.8%

Total losses and LAE	$761,512	83.9%	$652,334	84.8%	$460,458	75.5%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

15.	Quarterly Financial Data

The Company’s unaudited quarterly financial data is summarized as follows:

	Three Months Ended
	(Unaudited)
	December 31,		September 30,		June 30,		March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Premiums earned	$242,370	$219,605	$212,037	$204,305	$225,763	$173,124	$227,539	$171,838
Investment income[1]	$59,202	$54,709	$24,720	$27,815	$38,796	$184,942	$61,117	$73,007
Losses and LAE	$206,979	$266,926	$233,132	$138,536	$159,264	$130,144	$162,137	$116,728
Net income (loss)	$14,727	$(39,335)	$(44,777)	$13,854	$19,091	$111,394	$35,154	$49,832
Combined ratio	111.5%	148.4%	139.8%	97.2%	98.5%	106.3%	99.0%	98.5%

[1]	Investment income includes realized investment gains and losses and pre-tax equity in earnings of investees.

This quarterly financial data is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter of the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The design of any system of controls and procedures is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION

Effective January 1, 2005, amended employment agreements were entered into between each of Nikolas Antonopoulos, President and Chief Executive Officer of the Company, Mary Jane Robertson, Executive Vice President, Chief Financial Officer and Treasurer of the Company, Joseph Braunstein, President of certain of the Company’s insurance subsidiaries, and the Company, Crum & Forster Holding Inc. and Fairfax. For a description of the terms and conditions of the employment agreements, see “Item 11. Executive Compensation”. The employment agreements are filed as exhibits to this annual report on Form 10-K.

On March 1, 2005, the Company put into effect the Crum & Forster Long Term Incentive Plan for certain employees who hold senior management or officer positions with the Company or its subsidiaries. For a description of the terms and conditions of the Long Term Incentive Plan, see “Item 11. Executive Compensation”. The Long Term Incentive Plan is filed as an exhibit to this annual report on Form 10‑K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The Company’s directors and executive officers are as follows:

Name	Age	Position

V. Prem Watsa	54	Chairman

Nikolas Antonopoulos	51	President and Chief Executive Officer

Mary Jane Robertson	51	Executive Vice President, Chief Financial Officer and Treasurer

Frank B. Bennett[1]	48	Director

Anthony F. Griffiths[1]	74	Director

Robbert Hartog[1,2]	86	Director

[1]	Audit committee member.
[2]	Chairman of the audit committee.

V. Prem Watsa has served as the Company’s Chairman since March 7, 2002 and served as its Chief Executive Officer from May 20, 2003 to March 31, 2004. Mr. Watsa has served as Chairman and Chief Executive Officer of Fairfax since 1985 and as Vice President of Hamblin Watsa since 1985. He formerly served as Vice President of GW Asset Management from 1983 to 1984 and Vice President of Confederation Life Investment Counsel from 1974 to 1983. Mr. Watsa has served as Chairman of Odyssey since March 2001.

Nikolas Antonopoulos has served as the Company’s President since March 7, 2002 and as its Chief Executive Officer since March 31, 2004. Mr. Antonopoulos served as the Company’s Chief Operating Officer from May 20, 2003 to September 29, 2004. Mr. Antonopoulos also served as President and a director of Crum & Forster’s principal insurance subsidiaries until June 18, 2004 and became the Chief Executive Officer of such companies on April 2, 2004 and the Chairman of the Boards on June 18, 2004. Mr. Antonopoulos formerly served as Principal at MMC Capital Inc. from 1996 to 1999. Prior to 1996, Mr. Antonopoulos held a variety of senior operating positions in AIG’s Domestic Brokerage Group where he most recently held the position of Senior Vice President of Operations.

Mary Jane Robertson has served as the Company’s Executive Vice President and Chief Financial Officer since March 7, 2002 and as its Treasurer since May 20, 2003. Ms. Robertson has served as Executive Vice President, Treasurer and a director of the Company’s principal insurance subsidiaries since 1999. Ms. Robertson formerly served as Managing Principal and Chief Financial Officer of Global Markets Access Limited from 1998 to 1999 and Senior Vice President and Chief Financial Officer of Capsure Holdings Corp. from 1993 to 1997. Ms. Robertson is a director, chairperson of the audit committee and a member of the corporate governance committee of Russell Corporation, a publicly held, branded athletic and sporting goods company.

Frank B. Bennett has served as a member of the Company’s board of directors since May 20, 2003. Mr. Bennett is a director of Multiband Corporation, a publicly held telecommunications and media services company, where he serves on the audit committee, and a director of Kona Grill Inc., a privately held restaurant company. Since 1988, Mr. Bennett has also been President of Artesian Capital, a private equity investment company. From 1996 through 1999, Mr. Bennett was co-founder, Chairman and Chief Executive Officer of One Call Telecom, Inc., a private telecommunications carrier. Mr. Bennett has served as a director of various private companies from 1990 through 2001, including Waycrosse, Inc. and Integ, Incorporated, which was privately held from 1992 through 1996 and publicly held from 1996 through 2001. Beginning in 1996, Mr. Bennett served on the audit committee of Integ, Incorporated until its merger in 2001 with Inverness Medical, Inc. Mr. Bennett has also held various executive level positions at Mayfield Corp. and Piper, Jaffray Companies, Inc. Mr. Bennett is also a director of Fairfax and Odyssey, where, in each case, he serves on the audit committee.

Anthony F. Griffiths has served as a member of the Company’s board of directors since March 6, 2002. Since 1993, Mr. Griffiths has been an independent business consultant and corporate director. Mr. Griffiths became the Chairman of Mitel Corporation, a telecommunications company, in 1987 and also assumed the positions of President and Chief Executive Officer in addition to that of Chairman from 1991 to 1993. He is currently a director of Fairfax and several of its subsidiaries, including Odyssey and HUB International Limited (“Hub”). Mr. Griffiths is also a director of Alliance Atlantis Communications Inc., Leitch Technology Corporation, Vitran Corporation Inc., Counsel Corporation, IMI International Medical Innovations and Russel Metals Inc. Mr. Griffiths serves on the audit committees of Fairfax, Odyssey, Hub and Counsel Corporation.

Robbert Hartog has served as a member of the Company’s board of directors since March 6, 2002. Mr. Hartog has been President and a director of Robhar Investments Limited, a private investment company, for the past seven years. He is a director of Fairfax and several of its subsidiaries (including Odyssey) and Russel Metals Inc. Mr. Hartog serves on the audit committees of Fairfax, Odyssey and Russel Metals Inc.

Key Employees of the Operating Companies

Joseph F. Braunstein has served as the President of the Company’s principal insurance subsidiaries since June 18, 2004. Mr. Braunstein joined Crum & Forster in 2000 after 29 years at CIGNA Corporation. At CIGNA, he led the Integrated Care business, which included workers’ compensation, disability and health care. For most of his career, Mr. Braunstein held various field and product line management roles in CIGNA’s property and casualty, large risk and international businesses.

Bruce A. Esselborn served as Chairman and Chief Executive Officer of Holding and its principal insurance subsidiaries from 1999 through June 15, 2004 and April 2, 2004, respectively. Mr. Esselborn agreed to serve as a consultant to Fairfax from his retirement date through December 31, 2004. From 1997 to 1999, Mr. Esselborn was a consultant to MMC Capital Inc., a global private equity investment firm that is a subsidiary of Marsh & McLennan Companies, Inc. Mr. Esselborn formerly served as President of Capsure Holdings Corp. from 1990 to 1997, and Chairman, President and Chief Executive Officer of United Capitol Insurance Company, which he co-founded in 1986. Prior to 1986, Mr. Esselborn held a variety of senior operating and technical positions at the operating company level within AIG’s domestic insurance business.

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has established an audit committee composed of Messrs. Bennett, Griffiths and Hartog. The audit committee’s primary responsibilities include: engaging independent accountants; appointing the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing the Company’s systems of controls and policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.

All of the members of the audit committee are independent within the meaning of the regulations of the Securities and Exchange Commission. In addition, the Board of Directors has determined that Mr. Hartog, the Chairman of the audit committee, is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Compensation of Directors

Messrs. Bennett, Griffiths and Hartog are compensated annually in the amount of $15,000, plus $750 per board meeting attended and their reasonable expenses of each attendance. In addition, Mr. Bennett, Mr. Griffiths and Mr. Hartog serve on Crum & Forster’s audit committee and receive $750 per committee meeting attended if held separately from a board meeting.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which is filed as an exhibit to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain compensation information for the Company’s Chief Executive Officer and other executive officers, referred to as the named executive officers, during the years ended December 31, 2004, 2003 and 2002.

		Annual Compensation			Long-Term Compensation Awards
				Other		Long-Term
				Annual	Restricted	Incentive	All Other
	Fiscal			Compen-	Stock	Plan	Compen-
Name and Principal Position	Year	Salary	Bonus[1]	sation[2]	Awards[3]	Payouts	sation[4]
V. Prem Watsa[5]	2004	$-	$-	$-	$-	$-	$-
Chairman and former	2003	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2002	$-	$-	$-	$-	$-	$-

Nikolas Antonopoulos[6]	2004	$607,692	$1,000,000	$-	$353,646	$-	$845,730
President and	2003	$500,000	$700,000	$55,207	$-	$-	$839,500
Chief Executive Officer	2002	$400,000	$500,000	$-	$-	$-	$22,500

Mary Jane Robertson[6]	2004	$500,000	$750,000	$83,139	$161,557	$-	$842,499
Executive Vice President,	2003	$500,000	$700,000	$-	$-	$-	$839,500
Chief Financial Officer	2002	$400,000	$500,000	$-	$-	$-	$22,500
and Treasurer

Joseph F. Braunstein[6]	2004	$375,000	$550,000	$-	$161,557	$-	$295,483
President of Crum & Forster’s
insurance subsidiaries

Bruce A. Esselborn[6]	2004	$469,231	$650,000	$76,699	$-	$-	$7,059,062
Former Chief Executive Officer of	2003	$1,000,000	$1,400,000	$58,300	$-	$-	$1,785,000
Crum & Forster’s	2002	$1,000,000	$1,000,000	$-	$-	$-	$54,000
insurance subsidiaries

[1]	The amounts shown were earned in the year indicated and paid in the following year.
[2]	In accordance with SEC rules, perquisite disclosure is only included where all perquisites exceed the lesser of $50,000 or 10% of a named executive officer’s salary and bonus. Includes payments by the Company with respect to the lease of an automobile for Mr. Esselborn in 2003 and 2002, Mr. Antonopoulos in 2003 and Ms. Robertson in 2004 in amounts of $25,419, $26,478, $23,989 and $23,256, respectively, and payments to compensate Mr. Esselborn in 2003 and 2002, Mr. Antonopoulos in 2003 and Ms. Robertson in 2004 for higher property tax expense incurred with respect to home relocation in amounts of $32,881, $22,797, $31,218 and $59,883, respectively. Of the amount shown for Mr. Esselborn for 2004, $48,202 represents payments by the Company to reimburse Mr. Esselborn for the cost of relocation expenses upon his retirement.
[3]	Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein hold 5,000, 4,017 and 2,790 shares of restricted subordinate voting shares of Fairfax, respectively, granted under the Fairfax Financial 1999 Restricted Share Plan, with values of approximately $842,500, $676,865 and $470,115, respectively, as of December 31, 2004, based upon the closing price of the subordinate voting shares of Fairfax on the New York Stock Exchange. Of those amounts, 2004 grants of restricted subordinate voting shares of Fairfax to Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein under the Fairfax Plan were 2,664, 1,217 and 1,217 shares, respectively, with values of approximately $353,646, $161,557 and $161,557, respectively, as of the grant date of October 1, 2004, based upon the closing price of the subordinate voting shares of Fairfax on the New York Stock Exchange. Dividends declared by the board of directors of Fairfax are payable on restricted subordinate voting shares of Fairfax.
[4]	With respect to 2004, includes a contribution under the Individual Retirement Plan of the United States Fire Insurance Company (“IRP”) for each of Mr. Antonopoulos, Ms. Robertson, Mr. Braunstein and Mr. Esselborn in the amount of $8,307, $8,307, $12,150 and $12,150, respectively (including a company matching contribution of $2,307, $2,307, $6150 and $6,150, respectively, and a company basic contribution of $6,000 each) and a contribution under the Supplemental Individual Retirement Plan of the United States Fire Insurance Company (“SIRP”) for Mr. Antonopoulos, Ms. Robertson and Mr. Esselborn in the amounts of $24,923, $21,692 and $31,696, respectively (including a company matching contribution of $15,923, $12,692 and $7,696, respectively, and a company basic contribution of $9,000, $9,000 and $24,000, respectively).

With respect to 2003, includes a contribution under the IRP for each of Mr. Antonopoulos, Ms. Robertson and Mr. Esselborn in the amount of $7,800, $7,800 and $12,000, respectively (including a company matching contribution of $1,800, $1,800 and $6,000 and a company basic contribution of $6,000 each), and a contribution under the SIRP for Mr. Antonopoulos, Ms. Robertson and Mr. Esselborn in the amounts of $19,200, $19,200 and $48,000 (including a company matching contribution of $6,000, $6,000 and $24,000, respectively, and a company basic contribution $13,200, $13,200 and $24,000, respectively). With respect to 2002, includes a contribution under the IRP for each of Mr. Antonopoulos, Ms. Robertson and Mr. Esselborn in the amount of $7,408, $6,946 and $10,600, respectively (including a company matching contribution of $2,308, $1,846 and $5,500 and a company basic contribution of $5,100 each), and a contribution under the SIRP for Mr. Antonopoulos, Ms. Robertson and Mr. Esselborn in the amounts of $15,092, $15,554 and $43,400 (including a company matching contribution of $9,692, $10,154 and $24,500, respectively, and a company basic contribution $5,400, $5,400 and $18,900, respectively). In 2003, the Company awarded a bonus to each of Mr. Antonopoulos and Ms. Robertson in the amount of $3,250,000, Mr. Braunstein in the amount of $1,000,000 and Mr. Esselborn in the amount of $6,900,000 in recognition of each individual’s service and contribution to the Company in 1999 through 2002. The bonus vested or will vest 25% on each of July 1, 2003, July 1, 2004, July 1, 2005 and July 1, 2006 and was or will be payable, as applicable, within 10 days of vesting. Mr. Braunstein was awarded an additional $99,999 in 2004, which amount vested or will vest, as applicable, equally on July 1, 2004, July 1, 2005 and July 1, 2006. If an individual terminates employment prior to any vesting date, he or she will forfeit payment of the unvested portion of the bonus. Notwithstanding the foregoing, the unvested portion of the bonus will immediately vest and become payable if such individual (i) dies, (ii) becomes disabled, (iii) retires, (iv) is terminated without “cause”, (v) resigns for “good reason” or (vi) upon a change of control. Accordingly, Mr. Esselborn’s recognition award vested in full on the date of his retirement and the remaining portion of his award in the amount of $5,175,000 was paid out in 2004. Mr. Esselborn also received those shares of Fairfax restricted subordinate voting shares granted to him under the Fairfax Financial 1999 Restricted Share Plan, net of applicable withholdings taxes, that had fully vested, and were valued at $1,840,216, based on the closing price of the shares on the New York Stock Exchange, on October 7, 2004.
[5]	V. Prem Watsa is compensated by Fairfax without reimbursement by the Company. During 2004, 2003 and 2002, Mr. Watsa was paid total annual compensation of Cdn$600,000 in each year and total other compensation of Cdn$15,500, Cdn$14,500 and Cdn$13,500, respectively, by Fairfax. Since 2000, Mr. Watsa has agreed that his aggregate compensation from Fairfax and Hamblin Watsa Investment Counsel Ltd. will consist solely of an annual salary of Cdn$600,000 (and standard benefits provided to Fairfax’s executives generally), with no bonus or other profit participation and no participation in any equity plans (other than the payroll purchase plan).
[6]	Includes amounts paid by Crum & Forster Holdings Corp. and subsidiaries.

Employment and Retirement Agreements; Change of Control Arrangements

Nikolas Antonopoulos

Mr. Antonopoulos serves as the President and Chief Executive Officer of the Company pursuant to an employment agreement with the Company, Crum and Forster Holding Inc. and Fairfax originally effective as of January 1, 2003, as amended effective January 1, 2005. Under the agreement, Mr. Antonopoulos will also serve as the Chairman of the Board, President and Chief Executive Officer of Holding and the Chairman of the Board and Chief Executive Officer of the Company’s insurance subsidiaries, excluding Seneca and its subsidiaries. The agreement provides for an initial two-year term with automatic one-day extensions thereafter, such that the employment period at any time is two years unless notice is given by either Mr. Antonopoulos or Holding stating that the term will not be extended. Mr. Antonopoulos will be compensated for services rendered with an annual base salary of $700,000 (increased from $500,000 under the terms of the original employment agreement), which will be reviewed by the board of directors of Fairfax within a 90-day period following January 1st of each year that the agreement remains in effect, with a minimum annual base salary set at $700,000. In addition, Mr. Antonopoulos may receive an annual cash bonus awarded solely at the discretion of Fairfax or the Company. Mr. Antonopoulos is also entitled to participate in The United States Fire Insurance Company 2003 Extraordinary Bonus Plan and the Crum & Forster Holdings Corp. Long Term Incentive Plan and will receive reimbursement of reasonable business expenses, a club membership, an automobile, personal financial planning and property tax equalization. In the event Mr. Antonopoulos is terminated by the Company without “cause”, or he resigns employment for “good reason” (including a “change in control”), Mr. Antonopoulos will continue to receive, for three years following termination, his base salary and an annual cash bonus equal to his base salary on the date of termination, plus all miscellaneous health, death and disability benefits to which he was entitled immediately prior to termination. In addition, upon such termination of his employment, the vesting provisions of the Fairfax Financial Restricted Share Plan, the Crum & Forster Holdings Corp. Long Term Incentive Plan and The United States Fire Insurance Company 2003 Extraordinary Bonus Plan are accelerated and the Company will provide placement services for one year at no cost to Mr. Antonopoulos. Mr. Antonopoulos is subject to post-termination non-solicitation covenants for one year following termination of employment and to a perpetual confidentiality covenant.

Mary Jane Robertson

Ms. Robertson serves as the Executive Vice President, Chief Financial Officer and Treasurer of the Company, Crum & Forster Holding Inc. and its insurance subsidiaries, other than CF Specialty, for which she serves as the President, and excluding Seneca and its subsidiaries, pursuant to an employment agreement with the Company, Holding and Fairfax originally effective as of January 1, 2003, as amended effective January 1, 2005. The agreement provides for an initial two-year term with automatic one-day extensions thereafter, such that the employment period at any time is two years unless notice is given by either Ms. Robertson or Holding stating that the term will not be extended. Ms. Robertson will be compensated for services rendered with an annual base salary of $500,000, which will be reviewed by the board of directors of Fairfax within a 90-day period following January 1st of each year that the agreement remains in effect, with a minimum annual base salary set at $500,000. In addition, Ms. Robertson may receive an annual cash bonus awarded solely at the discretion of Fairfax or the Company. Ms. Robertson is also entitled to participate in The United States Fire Insurance Company 2003 Extraordinary Bonus Plan and the Crum & Forster Holdings Corp. Long Term Incentive Plan and will receive reimbursement of reasonable business expenses, a club membership, an automobile, personal financial planning and property tax equalization. Termination without “cause”, resignation for “good reason”, accelerated vesting provisions and post-termination non-solicitation and confidentiality covenants applicable to Ms. Robertson are the same as those provided to Mr. Antonopoulos, as described above.

Joseph F. Braunstein

Mr. Braunstein serves as President of the Company’s insurance subsidiaries, excluding CF Specialty and Seneca and its subsidiaries, pursuant to an employment agreement with the Company, Holding and Fairfax effective as of January 1, 2005, which terminated his prior employment agreement. The agreement provides for an initial two-year term with automatic one-day extensions thereafter, such that the employment period at any time is two years unless notice is given by either Mr. Braunstein or Holding stating that the term will not be extended. Mr. Braunstein will be compensated for services rendered with an annual base salary of $500,000, which will be reviewed by the board of directors of Fairfax and the Chief Executive Officer of Holding within a 90-day period following January 1st of each year that the agreement remains in effect, with a minimum annual base salary set at $500,000. In addition, Mr. Braunstein may receive an annual cash bonus awarded solely at the discretion of Fairfax or the Company. Mr. Braunstein is also entitled to participate in The United States Fire Insurance Company 2003 Extraordinary Bonus Plan and the Crum & Forster Holdings Corp. Long Term Incentive Plan and will receive reimbursement of reasonable business expenses, a club membership, an automobile and personal financial planning. Termination without “cause”, resignation for “good reason”, accelerated vesting provisions and post-termination non-solicitation and confidentiality covenants applicable to Mr. Braunstein are the same as those provided to Mr. Antonopoulos, as described above.

Bruce A. Esselborn

In October 1999, Fairfax entered into an employment agreement with Mr. Esselborn. The agreement provided that Mr. Esselborn would serve as the Chairman and Chief Executive Officer of Holding and of the Company’s principal insurance subsidiaries. Effective June 15, 2004, Mr. Esselborn entered into a retirement and consulting agreement with the Company, Fairfax and Fairfax Inc. Under the agreement, Mr. Esselborn resigned as Chief Executive Officer of Holding and its principal insurance subsidiaries, effective April 2, 2004, and as Chairman of the Board of Holding and its principal insurance subsidiaries, effective as of June 18, 2004. The agreement provides that Mr. Esselborn will receive a pro-rata cash bonus for the 2004 calendar year as determined by Fairfax Inc. and remains entitled to the Fairfax restricted stock award granted to him pursuant to his original employment agreement in accordance with the vesting schedule stated therein. In addition, Mr. Esselborn will continue to receive life insurance and medical benefits similar to those provided to him prior to his retirement and reimbursement for the cost of preparation of his 2004 personal income tax returns. The agreement also provided that Mr. Esselborn serve as a consultant to Fairfax Inc. for the remainder of the 2004 calendar year for which he will receive a retainer fee of $250,000 and reimbursement of reasonable business expenses. Mr. Esselborn was subject to a non-competition covenant during the consulting period.

Long-term incentive plan; Change in control provision

On March 1, 2005, the Company adopted the Crum & Forster Long Term Incentive Plan (the “LTIP”, the “Plan”) for certain employees who hold senior management or officer positions with the Company or any of its subsidiaries. The Plan provides for the award of approximately $10 million aggregate value of phantom stock to participants that will fully vest on January 1, 2009, provided the participant is then employed by the Company or any of its subsidiaries. The number of phantom shares authorized of 10,000 is based on a pro forma number of actual shares outstanding of 1,000,000. Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein were awarded units of phantom stock in the amounts of 3,030, 1,520 and 1,520, respectively, which were valued at $3,092,873, $1,551,540 and $1,551,540, respectively, as of December 31, 2004, based upon the per share value. The per share value is based on the book value of the Company, determined in accordance with Canadian GAAP, less certain adjustments, divided by total proforma actual and phantom stock of 1,010,000, plus credit for dividend equivalents. As soon as practicable following the vesting date, the participant will receive from the Company a lump sum payment equal to the per share value as of the last day of the calendar quarter ended prior to or concurrent with the vesting date multiplied by the number of units awarded to the participant. In the event a participant is no longer employed by the Company or its subsidiaries prior to the vesting date of the award, all rights in respect to the award immediately terminate and all phantom stock awarded under the Plan are forfeited and cancelled and dividend equivalents credited to such shares are forfeited. In addition, the Plan provides for accelerated vesting of phantom stock awards upon the participant’s death or disability, retirement, involuntary termination of the participant’s employment by the Company or its subsidiaries without cause or by the recipient for good cause, or upon a change of control. Under the terms of the Plan, if any payment a participant would receive under the Plan becomes subject to the excess parachute tax rules then the participant will be entitled to receive an additional gross-up payment from the Company in an amount that will fund the excise and related taxes.

Compensation Committee Interlocks and Insider Participation

The entire board of directors of the Company performs similar functions to a compensation committee. Mr. Watsa, Chairman of the Board of the Company and Chairman and Chief Executive Officer of Fairfax, served as the Chief Executive Officer of the Company until March 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of the Company’s capital stock by:

•	all those known by the Company to be beneficial owners of more than 5% of the outstanding shares of Crum & Forster’s common stock; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and investment control with respect to all shares beneficially owned.

	Shares of Common Stock
Name of Person or Group	Shares Owned	Percent of Total
Fairfax Inc.[1]	100	100%
Officers, directors as a group	-	-

[1]	Fairfax Inc. is a subsidiary of Fairfax. The principal office address of Fairfax Inc. is 300 First Stamford Place, Stamford Connecticut 06902. The Sixty Two Investment Company Limited (“Sixty Two”), a company controlled by V. Prem Watsa, the Company’s Chairman, owns subordinate and multiple voting shares representing 50.4% of the total votes attached to all classes of shares of Fairfax. Mr. Watsa himself beneficially owns and controls additional subordinate voting shares, which, together with the shares owned by Sixty Two, represent 51.2% of the total votes attached to all classes of Fairfax’s shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Agreements

Crum & Forster Holdings Corp. and each of Crum & Forster’s insurance subsidiaries have entered into investment agreements with Hamblin Watsa and Fairfax. The investment agreements provide for an annual base fee of 0.30% of the total assets managed, with certain exclusions, and maximum annual investment management fees, including additional incentive fees based on performance relative to appropriate benchmarks, of 0.40% of the total assets managed, with certain exclusions (provided that any fees exceeding this threshold may be carried forward). In addition, the investment agreements provide that, subject to certain restrictions, Hamblin Watsa may sell securities between Crum & Forster affiliates.

These investment agreements may be terminated by any party on 30 days’ written notice.

For the year ended December 31, 2004, total fees of $7.6 million were incurred for services under the agreements described above.

Investments in and Transactions With Affiliates

In December 2004, the Company sold corporate bonds with a face value of $62.5 million to various affiliates of Fairfax. The bonds were sold at fair market value ($52.3 million in the aggregate) and the Company realized a gain on these transactions of $12.1 million. In November 2004, the Company invested $10 million in Pacific Century Fund I (“Pacific”), a fund owned 100% by Fairfax affiliates, which invests primarily in Japanese equity securities. In January 2005, the Company invested an additional $10 million in Pacific.

In July 2004, the Company sold 66,775 shares of Zenith National Insurance Corp. (“Zenith”) common stock for total proceeds of $2.7 million, resulting in a realized investment gain of $1 million. Zenith is a publicly traded insurance company (NYSE:ZNT) whose common stock is owned 24.4% by Fairfax and affiliates at December 31, 2004.

In June 2004, the Company sold two million shares of Russel Metals Inc. common stock for total proceeds of $15.6 million, resulting in a realized investment gain of $9.9 million.

In January, March and April 2004, the Company reinvested a total of $75 million in HWIC, a fund owned 98.5% by Fairfax affiliates, that invests primarily in listed equity and equity-related securities in Asia.

Reinsurance Arrangements

The Company has numerous reinsurance agreements in effect that include subsidiaries of Odyssey, nSpire, Fairmont, TIG and Lombard General Insurance Company of Canada (“Lombard”), each an affiliate of Fairfax. Under these arrangements the Company’s affiliated reinsurers participate in varying layers of risk across most of the Company’s lines of business, including property, umbrella, workers’ compensation, directors’ and officers’ liability, surety, environmental liability and errors and omissions, and the Company has assumed risk from other affiliates relating to surety and property catastrophe business. The majority of these agreements may be terminated on 90 days’ notice or less. For the years ended December 31, 2004, the Company ceded $0.1 million in premiums to Clearwater Insurance Company (formerly Odyssey Reinsurance Corporation), $7.2 million in premiums to Odyssey America Reinsurance Corporation and $43.7 million to nSpire. The Company also assumed $0.8 million in premiums from Lombard and $(0.1) million in premiums from Odyssey America Reinsurance Corporation for the year ended December 31, 2004. Other than the following, participation by affiliates of the Company in each agreement is limited to 20% or less of the total reinsurance purchased under the agreement:

•	Under an agreement effective as of March 19, 2003, the Company purchased coverage from nSpire, a subsidiary of Fairfax, for TRIA-certified acts in an amount and on terms which reduce the Company’s exposure to such acts to the amount of the deductible based on the Company’s pro-forma stand-alone direct premiums earned, which had a pro-forma stand-alone deductible of $98.3 million in 2004. Such coverage was not renewed for 2005;

•	Under agreements effective April 1, 2004, which provide reinsurance for the Company’s workers’ compensation business, nSpire has a 29.35% participation in the Company’s excess of loss reinsurance, which provides coverage of up to $198 million in excess of the Company’s retention of $2 million per occurrence;

•	Under agreements effective as of May 1, 2003, which provide reinsurance for the Company’s management protection business, including directors’ and officers’ liability, employment practices liability and fiduciary liability, nSpire has a 100% participation in the Company’s excess of loss reinsurance, which provides coverage of up to $8 million in excess of the Company’s retention of $2 million for new and renewal primary policies. nSpire also has a 100% participation in the Company’s variable quota share reinsurance treaty for excess policies under which nSpire assumes 60% of policy limits up to $5 million and 80% of policies from $5 million to $10 million. The ceding commission is 27.5% under both treaties;

•	Under agreements effective as of May 1, 2003, which provide reinsurance for the Company’s surety bond business, nSpire has a 90% participation in the Company’s excess of loss reinsurance (subject to a 10% co-participation), which provides up to $7.5 million of coverage in excess of the retention of $7.5 million per principal and has a 100% participation on the per bond variable quota share reinsurance. The ceding commission rate under the variable quota share is 42.5% and the percent ceded varies from 20% to 77.5%, depending on the bond penalty;

•	Under an agreement effective as of January 1, 2001, nSpire has a 100% participation in the Company’s aggregate stop loss reinsurance for accident years 2002, 2001 and 2000, which provides 15 percentage points of loss and LAE ratio coverage in 2002 in excess of 70%

of subject net premiums earned, in 2001 in excess of 73% of subject net premiums earned and in 2000 in excess of 66% of subject net premiums earned, in each case up to a maximum annual payment of 15% of subject net premiums earned, subject to maximum annual payments of $150 million for accident years 2002 and 2001 and $125 million for accident year 2000. Accident year 2000 was reinsured by a third party reinsurer that retroceded the liability to nSpire, which was exhausted at December 31, 2003. The Company received cash for the full amount of the 2000 accident year cover in 2004. The Company commuted the liabilities associated with the 2001 accident year portion of this agreement in December 2003;

•	In a number of reinsurance treaties that provide coverage for Seneca’s directors’ and officers’ liability, employment practices, boiler and machinery, environmental and technology errors and omissions business for various periods from 1997 to the present, Odyssey participates in varying percentages up to 36% of the total coverage;

•	Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. The agreement provides for a 10% ceding commission. This is a continuous-term agreement that can be cancelled by either party with 60 days’ prior written notice; and

•	The Company has a 12.3% assumed reinsurance participation in a $102 million property catastrophe reinsurance cover through Odyssey for calendar year 2003. Odyssey receives a ceding commission of acquisition cost plus 7.5%. This agreement was terminated effective January 1, 2004.

Claims Services and Management Arrangements

Under an agreement effective as of July 1, 2000, the Company appointed RiverStone, a wholly owned subsidiary of Fairfax, as its claims manager to handle certain claims, including environmental, asbestos, other latent and construction defects claims, referred to RiverStone by US Fire within the full policy limits and to recommend the amount of loss reserves to be established for each claim. In 2004, the Company paid fees of $3.6 million to RiverStone in connection with this agreement. The agreement is terminable by either party on 60 days’ written notice.

US Fire and CF Indemnity have each entered into a services agreement, effective January 1, 2000, with TIG, an affiliate of Fairfax, to obtain certain services relating to issuing policies and handling claims in return for payments reflecting the actual cost of providing such services. The agreement can be automatically extended for successive one-year terms unless terminated by either party on 180 days’ written notice. Expenses incurred for these services were $300,000 for the year ended December 31, 2004.

In the normal course of business, the Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were approximately $64,000 for the year ended December 31, 2004.

Information Technology Services Agreement

Under an agreement effective September 1, 2001, US Fire obtains certain information technology services on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly owned subsidiary of Fairfax. The agreement requires US Fire to make monthly payments based on a mutually agreed annual budget (annually adjusted to actual expenses), which payments amounted to $14.5 million in 2004 for capital and operating expenditures. Under the agreement, FITS is the prime contractor in overseeing, managing and providing information technology services, including software application development, voice support, arranging for third party licenses, capacity planning, manpower, data protection and asset lifecycle management. The initial term of the agreement is five years and US Fire has the option of extending the initial term for any number of successive one year periods on the same terms on 90 days’ written notice prior to the end of the then current term. The agreement is renewable at the option of FITS, subject to agreement upon pricing and other terms and conditions. The agreement is terminable by US Fire at any time in whole or in part on 180 days’ written notice.

Benefit Claims Payment Agreement

US Fire participates in a program of employee welfare benefits that has been established by Fairfax Inc., including dental and medical plans for employees and designated retirees. US Fire entered into a benefit claims payment agreement effective January 1, 2001 with Fairfax wherein US Fire has agreed to fund one or more accounts as directed by Fairfax in amounts sufficient to cover disbursements related to the Company’s employees by the plans’ service provider and US Fire’s proportionate share of plan-related expenses and such other amounts as they may agree. This agreement was terminated effective January 1, 2005.

Fairfax Insurance Coverage

On behalf of the Company and its subsidiaries, Fairfax has purchased an insurance policy from a number of insurance companies rated A+ or better by A.M. Best covering comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability and company reimbursement, employment practices liability and fiduciary liability. Additionally, Fairfax has purchased added individual directors’ and officers’ liability insurance protection. The Company’s share of the premiums paid in 2004 for this coverage was $1.5 million.

Tax Sharing Arrangements

The Company participates in tax sharing agreements that provide for the inclusion of the Company in the consolidated federal income tax returns of Fairfax Inc. (the “Fairfax Group”), as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Subject to the tax sharing agreements discussed in this paragraph, every member of the Fairfax Group is severally liable for the federal income tax liabilities of the Fairfax Group, and may be liable under similar rules for state income or franchise taxes of the entire group. Under the tax sharing agreements, Crum & Forster and its insurance subsidiaries make payments to Fairfax Inc. equal to the amounts of federal income taxes that each company would pay, subject to some adjustments, if they each had filed their own separate federal income tax returns, and their shares of any state income or franchise taxes. Thus, although the Company cannot currently offset its losses (including amounts arising from interest expense on its senior notes) or losses of one of its subsidiaries against income of another in computing the federal income tax payments to Fairfax Inc. under the tax sharing agreements, Fairfax Inc. has agreed to amend the tax sharing agreements at such time and in such a way as to permit the Company to utilize the holding company net operating losses prior to their expiration. Under these tax sharing agreements, Fairfax Inc. is responsible for filing and paying taxes with respect to all consolidated or combined returns which include Fairfax Inc., Crum & Forster and its subsidiaries. Fairfax Inc. and the other members of the Fairfax Group are solely responsible, and are obligated to indemnify and hold the Company harmless, for any taxes that are attributable to Fairfax Inc. and such other members of the Fairfax Group.

Borrowing from Fairfax

The Company has entered into a non-interest bearing subordinated stand-by credit facility note with Fairfax whereby Fairfax will make available to Crum & Forster up to $40 million, which the Company may borrow from time to time only and so long as necessary to meet corporate obligations. The credit facility note to Fairfax does not place any conditions or limitations on the Company’s ability to draw thereunder; however, the indenture under which the Company’s debt securities were issued restricts the ability to use these funds for so long as the Company is required to maintain the interest escrow account related to the Company’s debt securities. Amounts borrowed under the note to Fairfax are due in 2018 but may be paid back early without penalty, provided that such payment is permitted under the indenture. The Company’s obligations under the credit facility note to Fairfax are subordinated to the Company’s senior indebtedness, including its obligations under the Company’s debt securities. Amounts borrowed under the credit facility note do not bear interest.

US Fire, North River, CF Insurance and CF Indemnity have each entered into master securities repurchase agreements with Fairfax. Each agreement provides for the repurchase of securities that are transferred to Fairfax from time to time in order to provide liquidity in the event that the Company is required to pay claims or other corporate obligations, subject to an aggregate limitation for US Fire and North River of $100 million and $5 million for each of CF Indemnity and CF Insurance. Under each agreement, the Company is obligated to repurchase from Fairfax the securities that are transferred for this purpose before the end of the calendar year in which the original purchase took place at a price equal to the amount initially raised from their sale plus the stated interest rate of each security pursuant to its initial sale. During the time that such securities are transferred to Fairfax, the Company is entitled to receive the income payable on such securities. There were no transactions under these agreements in 2004.

Management cannot assure that Fairfax will be able to lend the Company the amounts it seeks to borrow from time to time. Fairfax is not an obligor of the Company’s obligations under its debt securities.

Other Agreement

The Company receives income from subleases of office space to Fairfax affiliates. Sublease income received from affiliates in 2004, 2003 and 2002 amounted to $0.4 million, $0.4 million and $0.3 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal accountants are PricewaterhouseCoopers LLP (“PwC”). Aggregate fees billed and services provided are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2004	2003
Audit fees	$702.7	$689.4
Audit-related fees	668.4	941.3
Tax fees	2.0	14.3
All other fees	1.6	1.6

Total fees billed by principal accountants	$1,374.7	$1,646.6

Audit Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for professional services rendered by PwC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Forms 10-Q or for services that are normally provided by PwC in connection with statutory and regulatory filings or engagements totaled $702,730 and $689,373, respectively.

Audit-Related Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for audit-related services totaled $668,421 and $941,350, respectively. Audit-related services performed by PwC in 2004 consisted primarily of providing advice with respect to the Sarbanes-Oxley Act of 2002 and the annual audit of the Company’s benefit plans. The audit-related services performed by PwC in 2003 consisted primarily of reviewing the Company’s debt offering documents, reviewing the Company’s debt registration with the Securities and Exchange Commission on Form S-4 and the annual audit of the Company’s benefit plans.

Tax Fees

Aggregate fees for services billed in 2004 and 2003 were $2,000 and $14,300 for tax return and consulting services.

All Other Fees

The aggregate fees billed for each of the years ended December 31, 2004 and 2003 for all other services totaled $1,590 and consisted of fees for online accounting database subscription services.

Audit Committee Pre-Approval Policies and Procedures

All services to be performed for the Company by PwC must be pre-approved by the Company’s audit committee. The audit committee has delegated the authority to grant such pre-approvals to the committee chairman, which approvals are then reviewed by the full committee at its next regular meeting. Typically, however, the full audit committee reviews matters to be approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

See index to financial statements and related financial statement schedules on page 109.

Exhibits

Exhibit
Number	Exhibit	Location*
3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.1	Indenture between Crum & Forster Funding Corp. and The Bank of New York effective as of June 5, 2003	Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.2	First Supplemental Indenture among the Company, Crum & Forster Funding Corp. and The Bank of New York effective as of June 30, 2003	Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.3	Registration Rights Agreement between the Company and J.P. Morgan Securities Inc. for itself and on behalf of initial purchasers effective as of June 5, 2003	Exhibit 4.3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.4	Interest Escrow Agreement effective as of June 30, 2003 between the Company and The Bank of New York	Exhibit 4.4 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.5	Initial Escrow Agreement effective as of June 5, 2003 between the Company and The Bank of New York	Exhibit 4.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Filed herewith.
10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Filed herewith.
10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Filed herewith.
10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.11	Intentionally left blank
10.12	Tax Allocation Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*
10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.14	Tax Allocation Agreement among the Company, Fairfax Inc., Odyssey Re Holdings Corp., RiverStone Group, LLC and TIG Holdings, Inc. effective as of January 1, 2000	Exhibit 10.14 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.17	Intentionally left blank
10.18	Administrative Services Agreement between US Fire and Fairfax Information Technology Services, Inc. effective as of January 1, 2001	Exhibit 10.18 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.19	Services Agreement between TIG Insurance Company and US Fire effective as of January 1, 2000	Exhibit 10.19 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.20	Services Agreement between TIG Insurance Company and CF Indemnity effective as of January 1, 2000	Exhibit 10.20 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.21	Claims Service and Management Agreement between US Fire and RiverStone Claims Management LLC effective as of July 1, 2000	Exhibit 10.21 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.22	Claims Service and Management Agreement between US Fire and International Insurance Company effective as of October 1, 2001	Exhibit 10.22 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.24	Standby Credit Facility Note between the Company and Fairfax effective as of June 30, 2003	Exhibit 10.24 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.25	Exchange Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.25 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.26	Supplemental Individual Retirement Plan of US Fire effective as of August 13, 1998	Exhibit 10.26 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.27	Employment Agreement of Mary Jane Robertson effective as of January 1, 2003	Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.
10.28	Employment Agreement of Nikolas Antonopoulos effective as of January 1, 2003	Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.
10.29	Employment Agreement of Bruce Esselborn effective as of October 1, 1999	Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.
10.30	Aggregate Stop Loss Reinsurance Treaty between the Company and ORC Re Limited effective as of January 1, 2001	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*
10.31	Retirement and Consulting Agreement of Bruce Esselborn effective as of June 15, 2004	Exhibit 10.31 to the Form 10-Q of the Company for the period ended September 30, 2004, filed on November 5, 2004.
10.32	Amended and Restated Employment Agreement of Nikolas Antonopoulos effective as of January 1, 2005	Filed herewith.
10.33	Amended and Restated Employment Agreement of Mary Jane Robertson effective as of January 1, 2005	Filed herewith.
10.34	Employment Agreement of Joseph Braunstein effective as of January 1, 2005	Filed herewith.
10.35	Crum & Forster Holdings Corp. Long Term Incentive Plan	Filed herewith.
12.1	Statement Regarding Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges	Filed herewith.
14.1	Code of Ethics for Senior Financial Officers	Filed herewith.
21.1	List of the Company’s Subsidiaries	Filed herewith.
24.1	Powers of Attorney	Included on the signature page hereof.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Exhibits not filed herewith are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: March 4, 2005	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: March 4, 2005	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Nikolas Antonopoulos and Mary Jane Robertson, and each of them separately, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:/s/	V. Prem Watsa	Chairman of the Board	March 1, 2005

V. Prem Watsa

By:/s/	Nikolas Antonopoulos	President and Chief Executive Officer	March 4, 2005

Nikolas Antonopoulos

By:/s/	Mary Jane Robertson	Executive Vice President, Chief Financial Officer and Treasurer	March 4, 2005

Mary Jane Robertson

By:/s/	Frank B. Bennett	Director	March 1, 2005

Frank B. Bennett

By:/s/	Anthony F. Griffiths	Director	March 1, 2005

Anthony F. Griffiths

By:/s/	Robbert Hartog	Director	March 1, 2005

Robbert Hartog

Page
Number
INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements.	64

Financial Statements of Northbridge Financial Corporation.	*

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	110
Schedule I—Summary of Investments Other Than Investments in Related Parties.	111
Schedule II—Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2004 and 2003 (Parent Company Only).	112
Schedule II—Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2004, 2003 and 2002 (Parent Company Only).	113
Schedule II—Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2004, 2003 and 2002 (Parent Company Only).	114
Schedule III—Supplementary Insurance Information.	**
Schedule IV—Reinsurance.	**
Schedule V—Valuation and Qualifying Accounts.	115
Schedule VI—Supplementary Insurance Information.	**

*	Northbridge Financial Corporation (“Northbridge”) is a significant subsidiary as defined in Regulation S-X of the Securities and Exchange Commission. Financial
statements for Northbridge will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K as required by the provisions of
Regulation S-X.

**	Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of Crum & Forster Holdings Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 4, 2005 appearing in this 2004 annual report on Form 10-K of Crum & Forster Holdings Corp. and subsidiaries also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
March 4, 2005

SCHEDULE I

CRUM & FORSTER HOLDINGS CORP.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(Dollars in thousands)

	At December 31, 2004
				Amount at which
	Amortized Cost	Estimated Fair Value		Shown in the Balance Sheet
Fixed income securities:
United States government and government agencies and authorities	$1,754,181		$1,717,597	$1,717,597
States, municipalities and political subdivisions	6,448		6,635	6,635
Public utilities	5,072		5,821	5,821
Convertibles and bonds with warrants attached	6,331		5,237	5,237
Other corporate bonds	290,214		304,556	304,556

Total fixed income securities	2,062,246		2,039,846	2,039,846

Equity securities:
Common stocks of banks, trusts and insurance companies	96,052		100,286	275,826
Common stocks of industrial and other companies	180,840		179,327	179,327

Total equity securities	276,892		279,613	455,153

Other invested assets	56,022		xx,xxx	293,406

Total investments	$2,395,160	$	x,xxx,xxx	$2,788,405

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$752	$363
Restricted cash and cash equivalents	16,212	46,855
Investments in consolidated subsidiaries	1,121,219	1,139,239
Other invested assets	8,395	-
Deferred income taxes	20,849	8,785
Other assets	9,806	10,732

Total assets	$1,177,233	$1,205,974

LIABILITIES
Accounts payable and other liabilities	$4,193	$3,647
Accounts payable to affiliates	10	4,955
Long-term debt	291,841	291,257

Total liabilities	296,044	299,859

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	-	-
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	55,875	43,496
Retained earnings	84,321	121,626

Total shareholder’s equity	881,189	906,115

Total liabilities and shareholder’s equity	$1,177,233	$1,205,974

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
REVENUES
Equity in earnings of subsidiaries	$46,594	$152,015	$135,436
Investment income	478	545	5
Realized investment gains	2,395	-	46

Total revenues	49,467	152,560	135,487

EXPENSES
Interest expense	33,159	18,677	-
Other expense (income), net	4,175	6,898	(18,738)

Total expenses	37,334	25,575	(18,738)

Income before income taxes	12,133	126,985	154,225
Income tax (benefit) expense	(12,062)	(8,760)	6,505

NET INCOME	$24,195	$135,745	$147,720

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$24,195	$135,745	$147,720
Adjustments to reconcile net income to net cash from operating activities:
Earnings of equity method investees	(46,594)	(152,015)	(135,436)
Dividends received from subsidiary	77,000	-	-
Realized investment gains	(2,395)	-	-
Net accretion of discount on fixed income securities	274	328	-
Amortization	1,763	945	522
Deferred income tax (benefit) expense	(12,062)	(8,760)	6,550
Changes in:
Other assets	31,081	18,175	69
Accounts payable and other liabilities	546	3,567	(23,527)
Accounts payable to affiliates	(4,945)	1,977	2,966

Net cash from operating activities	68,863	(38)	(1,136)

INVESTING ACTIVITIES
Purchases of other invested assets	(6,000)	-	-

FINANCING ACTIVITIES
Dividends paid to shareholder	(61,500)	(217,885)	-
Deferred financing costs	(974)	(10,635)	-
Issuance of long-term debt	-	290,955	-
Interest escrow deposit	-	(63,115)	-
Capital contributions	-	1,076	311

Net cash from financing activities	(62,474)	396	311

Net change in cash and cash equivalents	389	358	(825)
Cash and cash equivalents, beginning of year	363	5	830

Cash and cash equivalents, end of year	$752	$363	$5

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,404	$16,427	$-

SCHEDULE V

CRUM & FORSTER HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Balance at	Charges to		Charged to			Balance at
Year	Description	Beginning of Year	Costs and Expenses		Other Accounts		Deductions	End of Year
2004	Reserve for uncollectible premiums	$22,359	-		1,787	[1]	(287)[2]	$23,859
2003	Reserve for uncollectible premiums	$22,095	-		1,611	[1]	(1,347)[2]	$22,359
2002	Reserve for uncollectible premiums	$21,259	-		5,651	[1]	(4,815)[2]	$22,095
2004	Reserve for uncollectible reinsurance	$39,882	5,000	[3]	-		(3,952)[4]	$40,930
2003	Reserve for uncollectible reinsurance	$35,542	5,281	[3]	-		(941)[4]	$39,882
2002	Reserve for uncollectible reinsurance	$38,316	636	[3]	-		(3,410)[4]	$35,542
2004	Reserve for uncollectible loss deductibles	$10,960	(4,604)[5]		-		(618)[6]	$5,738
2003	Reserve for uncollectible loss deductibles	$7,208	4,008	[5]	-		(256)[6]	$10,960
2002	Reserve for uncollectible loss deductibles	$3,246	4,057	[5]	-		(95)[6]	$7,208

[1]	Primarily represents increases to the reserve for uncollectible premiums charged against premiums earned.
[2]	Primarily represents uncollectible premiums written off to the reserve.
[3]	Primarily represents increases to the reserve for uncollectible reinsurance charged to losses and LAE.
[4]	Primarily represents uncollectible reinsurance recoverable balances written off to the reserve.
[5]	Primarily represents (decreases)/increases to the reserve for uncollectible loss deductibles that is charged to losses and LAE.
[6]	Primarily represents uncollectible loss deductibles written off to the reserve.