Form 10-Q
period 2005-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2005-05-02
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
March 31, 2005	333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 28, 2005
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,047,182 and $2,062,246 in 2005 and 2004, respectively)	$1,996,881	$2,039,846
Equity securities, at fair value (cost of $445,384 and $378,598 in 2005 and 2004, respectively)	523,876	455,153
Other invested assets	348,770	293,406

Total investments	2,869,527	2,788,405
Cash and cash equivalents	380,303	429,205
Assets pledged for short-sale obligations	485,998	277,899
Premiums receivable	253,060	263,420
Reinsurance recoverable	1,623,288	1,609,013
Reinsurance recoverable from affiliates	212,925	195,799
Prepaid reinsurance premiums	34,269	35,142
Deferred income taxes	183,411	173,957
Deferred policy acquisition costs	75,213	75,006
Other assets	158,611	183,795

Total assets	$6,276,605	$6,031,641

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,388,400	$3,356,213
Unearned premiums	535,565	528,592
Accounts payable and other liabilities	345,288	255,772
Funds held under reinsurance contracts	276,900	277,296
Deferred income on retroactive insurance	219,670	223,360
Short-sale obligations	312,700	217,378
Long-term debt	291,993	291,841

Total liabilities	5,370,516	5,150,452

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	41,220	55,875
Retained earnings	123,876	84,321

Total shareholder’s equity	906,089	881,189

Total liabilities and shareholder’s equity	$6,276,605	$6,031,641

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
REVENUES
Premiums earned	$231,554	$227,539
Investment income	34,657	18,179
Realized investment gains	14,250	37,733

Total revenues	280,461	283,451

EXPENSES
Losses and loss adjustment expenses	153,633	162,137
Policy acquisition costs	30,414	30,711
Other underwriting expenses	33,395	32,510
Interest expense	8,224	8,439
Other expense, net	1,308	936

Total expenses	226,974	234,733

Income before income taxes and equity in earnings of investees	53,487	48,718
Income tax expense	18,365	16,947

Income before equity in earnings of investees	35,122	31,771
Equity in earnings of investees, net of tax	4,433	3,383

NET INCOME	$39,555	$35,154

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance, beginning of period	55,875	43,496
Unrealized investment losses, net of transfers to realized investment gains and losses	(13,471)	(18,785)
Foreign currency translation	(1,184)	(1,057)

Balance, end of period	41,220	23,654

RETAINED EARNINGS
Balance, beginning of period	84,321	121,626
Net income	39,555	35,154
Dividends to shareholder	—	(42,500)

Balance, end of period	123,876	114,280

TOTAL SHAREHOLDER’S EQUITY	$906,089	$878,927

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
NET INCOME	$39,555	$35,154

Change in components of other comprehensive income for the period, before tax:
Unrealized investment losses	(20,726)	(28,898)
Foreign currency translation	(1,821)	(1,627)

Other comprehensive loss for the period, before tax	(22,547)	(30,525)

Deferred income tax benefit for the period:
Deferred income tax benefit from unrealized investment losses	7,255	10,113
Deferred income tax benefit from foreign currency translation	637	570

Total deferred income tax benefit for the period	7,892	10,683

Other comprehensive loss for the period, net of tax	(14,655)	(19,842)

COMPREHENSIVE INCOME	$24,900	$15,312

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$39,555	$35,154
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(18)	(2,763)
Realized investment gains	(14,250)	(37,733)
Earnings of equity method investees	(14,913)	(5,394)
Depreciation and amortization	865	1,366
Deferred income tax (benefit) expense	(1,562)	376
Other non-cash net income adjustments	4,080	4,648
Changes in:
Premiums receivable	8,485	9,011
Reinsurance recoverable	(37,692)	9,072
Prepaid reinsurance premiums	873	(4,219)
Deferred policy acquisition costs	(207)	(1,256)
Other assets	19,073	30,686
Unpaid losses and loss adjustment expenses	32,187	(13,169)
Unearned premiums	6,973	7,565
Accounts payable and other liabilities	36,729	(10,565)

Net cash from operating activities	80,178	22,779

INVESTING ACTIVITIES
Purchases of fixed income securities	(93,427)	(2,729,637)
Proceeds from sales of fixed income securities	42,703	1,180,351
Proceeds from maturities of fixed income securities	—	100
Purchases of equity securities	(109,767)	(117,778)
Proceeds from sales of equity securities	75,947	12,653
Purchases of other invested assets	(39,279)	(63,067)
Proceeds from sales of other invested assets	664	3,304
Proceeds from short-sale obligations	100,013	—
Cash pledged for short-sale obligations	(105,826)	—
Purchases of fixed assets	(108)	(1,123)

Net cash from investing activities	(129,080)	(1,715,197)

FINANCING ACTIVITIES
Dividends to shareholder	—	(42,500)
Deferred financing costs	—	(559)

Net cash from financing activities	—	(43,059)

Net change in cash and cash equivalents	(48,902)	(1,735,477)
Cash and cash equivalents, beginning of period	429,205	2,081,878

Cash and cash equivalents, end of period	$380,303	$346,401

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid to parent for income taxes	$1,957	$33,495

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

1.	Organization and Basis of Presentation

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

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, including Crum & Forster Holding Inc., United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company and Crum and Forster Insurance Company. Effective July 1, 2004, Crum & Forster Underwriters Co. of Ohio was merged into US Fire. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005.

The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2005 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

2.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Gross unpaid losses and LAE, beginning of period	$3,356,213	$3,178,166
Less ceded unpaid losses and LAE	1,360,996	1,321,004

Net unpaid losses and LAE, beginning of period	1,995,217	1,857,162

Losses and LAE incurred related to:
Current period	158,902	156,559
Prior years	(5,269)	5,578

Total losses and LAE incurred	153,633	162,137

Losses and LAE paid related to:
Current period	8,980	9,739
Prior years	147,855	135,567

Total losses and LAE paid	156,835	145,306

Net unpaid losses and LAE, end of period	1,992,015	1,873,993
Add ceded unpaid losses and LAE	1,396,385	1,291,004

Gross unpaid losses and LAE, end of period	$3,388,400	$3,164,997

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

March 31, 2005
Ceded unpaid losses and LAE in the table above	$1,396,385
Reconciling items:
Reinsurance recoverable on paid losses and LAE	51,148
Premiums paid for retroactive reinsurance	190,520
Deferred income on retroactive reinsurance	219,670
Loss sensitive cession[1]	(21,510)

Total reconciling items	439,828

Reinsurance recoverable on the consolidated balance sheet	$1,836,213

[1]Equals additional premium due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

3.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to asbestos and environmental claims arising from the sale of general liability, commercial multi-peril and umbrella insurance policies, the majority of which were written for accident years 1985 and prior. Estimation of ultimate liabilities for these exposures is unusually difficult due to such issues as whether or not coverage exists, definition of an occurrence, determination of ultimate damages and allocation of such damages to financially responsible parties.

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$522,685	$495,195
Less ceded unpaid losses and ALAE	113,891	128,787

Net unpaid losses and ALAE, beginning of period	408,794	366,408
Net losses and ALAE incurred	—	517
Net paid losses and ALAE	15,766	11,422

Net unpaid losses and ALAE, end of period	393,028	355,503
Add ceded unpaid losses and ALAE	106,492	113,750

Gross unpaid losses and ALAE, end of period	$499,520	$469,253

	Three Months Ended
	March 31,
	2005	2004
Environmental
Gross unpaid losses and ALAE, beginning of period	$123,353	$130,511
Less ceded unpaid losses and ALAE	38,190	31,675

Net unpaid losses and ALAE, beginning of period	85,163	98,836
Net losses and ALAE incurred	—	7
Net paid losses and ALAE	6,990	2,668

Net unpaid losses and ALAE, end of period	78,173	96,175
Add ceded unpaid losses and ALAE	36,457	42,418

Gross unpaid losses and ALAE, end of period	$114,630	$138,593

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress and mold of $20,869 and $22,024, net of reinsurance, as of March 31, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

4.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Premiums written:
Direct	$286,019	$282,611
Assumed from other companies, pools, or associations	2,424	3,325
Ceded to other companies, pools or associations	(49,043)	(55,051)

Net premiums written	$239,400	$230,885

Premiums earned:
Direct	$278,856	$274,920
Assumed from other companies, pools, or associations	2,614	3,451
Ceded to other companies, pools or associations	(49,916)	(50,832)

Premiums earned	$231,554	$227,539

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2005	2004
Reinsurance recoverable on unpaid losses and LAE	$1,785,065	$1,753,366
Reinsurance receivable on paid losses and LAE	51,148	51,446

Total reinsurance recoverable	$1,836,213	$1,804,812

Corporate Aggregate Reinsurance

The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk reinsurance”). The Company also purchases reinsurance to limit its exposure from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (“corporate aggregate reinsurance”). The Company’s corporate aggregate reinsurance contracts cover or covered, in varying amounts and on varying terms, accident years 2002 and prior and provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development coverage, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under retroactive and prospective reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over many years. Retroactive and prospective reinsurance contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and generally provide that interest is charged to the Company, for the benefit of the reinsurers, on any premiums withheld.

Amounts ceded under prospective contracts are recognized, as to premiums, as a reduction of premiums written and earned in the period in which premiums are ceded and, as to losses, as a reduction of incurred losses as the losses are ceded to the reinsurer. Under retroactive contracts, the excess of reinsurance recoverable from reinsurers pursuant to the contract over premiums paid for coverage is deferred and amortized as a reduction of incurred losses over the expected period of recovery, generally many years, using the interest method. Under both prospective and retroactive contracts, funds held interest, if applicable, is recognized as a reduction of investment income in the period in which the interest is credited to the funds held account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Investment income	$(4,887)	$(2,275)
Losses and LAE	(3,690)	(1,741)

Increase (decrease) in income before income taxes	$(1,197)	$(534)

As of March 31, 2005, reinsurance recoverable includes $438,756 and $455,508 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively. Of the $894,264 in reinsurance recoverable related to corporate aggregate reinsurance, $505,585 has been recognized to date as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Prospective Corporate Aggregate Reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2005	2004
Ceded losses and LAE	$—	$—
Less: funds held interest	1,265	1,639

Increase (decrease) in income before income taxes	$(1,265)	$(1,639)

The Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer covering accident year 2000, which provided coverage of $118,493 and has been fully utilized by the Company. There were no premiums or losses ceded pursuant to the contract during the three months ended March 31, 2005. As of March 31, 2005 and December 31, 2004, the Company had reinsurance recoverable balances of $71,256 and $76,547, respectively, related to this agreement.

Retroactive Corporate Aggregate Reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2005	2004
Increase in reinsurance recoverable due from insurers	$—	$—
Less: related premiums paid	—	1,677

Income deferred during the period	—	(1,677)
Amortization of deferred income	(3,690)	(1,741)

Change in deferred income	(3,690)	(3,418)
Deferred income on retroactive reinsurance—beginning of period	223,360	180,524

Deferred income on retroactive reinsurance—end of period	$219,670	$177,106

Funds held interest charged during the period	$3,622	$636

For additional information on the Company’s retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

5.	Investments and Short-Sale Obligations

In March 2005, Crum & Forster purchased approximately $21,000 of credit default swaps on securities issued by various U.S. companies, primarily in the banking, mortgage and insurance industries. These credit default swaps serve as hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial reverses associated with any or all of these issuers or the industries in which they operate. As of March 31, 2005 and December 31, 2004, the fair value of the Company’s credit default swaps was $25,756 and $4,224, respectively. For the three months ended March 31, 2005 and 2004, the Company recorded net realized investment gains of $468 and $318, respectively, as a result of changes in the fair value of the credit default swaps.

In January 2005, Crum & Forster invested an additional $10,000 in Pacific Century Fund I (“Pacific”), a fund wholly owned by Fairfax affiliates, bringing the total investment in Pacific to $20,000. The Company owned approximately 40% of Pacific as of March 31, 2005 and its carrying value was $20,955. The investment in Pacific is included in other invested assets on the consolidated balance sheets.

As an economic hedge against a decline in the U.S. equity markets, the Company executed short sales in July 2004 and January 2005 totaling approximately $300,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60,000. The total cost of the Options was $8,217. Both the obligations to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. For the three months ended March 31, 2005, the change in the fair value of the SPDRs obligation amounted to a gain of $4,691 and the net change in the fair value of the options amounted to a loss of $3,680. The net change in fair value of the SPDRs obligation and the Options is included in realized investment gains on the consolidated statement of income. The fair values of the SPDRs obligation and the Options at March 31, 2005 amounted to a liability of $312,700 and an asset of $6,931, respectively. The Company also incurs additional expense in an amount equal to the dividend earnings on the SPDRs sold. Dividend earnings on the SPDRs amounted to $1,238 for the three months ended March 31, 2005 and are included as investment expense on the consolidated statement of income.

In connection with the SPDRs transactions described above, the Company has pledged cash and U. S. Treasury securities as collateral for the obligation to purchase the SPDRs. As of March 31, 2005, the fair value of the assets pledged for the purchase of the SPDRs totaled $485,998. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets.

In December 2004, the Company entered into a four-month swap transaction whereby the Company received the total equity return on a publicly traded security in exchange for payment of a stated return tied to LIBOR. In March 2005, the Company terminated this swap transaction. For the three months ended March 31, 2005, the Company recorded a net loss of $2,614, which was included in realized investment gains on the consolidated statement of income.

6.	Commitments and Contingencies

In the ordinary course of their business, Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and related reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle claims on favorable terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

In addition, the Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial position or liquidity. However, it should be noted that the frequency of large damage awards, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

7.	Segment Reporting

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Workers’ compensation	$71,336	$67,904
General liability	49,307	50,323
Property	47,992	51,945
Commercial automobile	45,091	41,999
Commercial multi-peril	11,524	10,162
Surety	6,304	5,206

Total premiums earned	$231,554	$227,539

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

		Three Months Ended
	March 31,
	2005		2004
	Amount	Ratio	Amount	Ratio
Workers’ compensation	$65,128	91.3%	$53,949	79.4%
General liability	32,364	65.6%	36,938	73.4%
Property	16,242	33.8%	34,794	67.0%
Commercial automobile	26,441	58.6%	30,551	72.7%
Commercial multi-peril	6,510	56.5%	4,249	41.8%
Surety	6,948	110.2%	1,656	31.8%

Total losses and LAE	$153,633	66.3%	$162,137	71.2%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

8.	Subsequent Event

In April 2005 the Company declared and paid a cash shareholder dividend of $22,500 to Fairfax.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the critical accounting policies and estimates, the consolidated results of operations, financial condition, liquidity and capital resources of the Company for the interim periods indicated. Within this discussion, the terms “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”) and Crum and Forster Insurance Company (“CF Insurance”). Effective July 1, 2004, Crum & Forster Underwriters Co. of Ohio was merged into US Fire. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. The term “Fairfax” refers collectively to Fairfax Inc., Crum & Forster’s parent company, and Fairfax Financial Holdings Limited, which holds a 100% indirect interest in Fairfax Inc.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

All dollar amounts are in thousands, unless otherwise indicated.

Statements Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:

•	Lowering or loss of one of the Company’s financial strength ratings;
•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;
•	Occurrence of natural or man-made catastrophic events;
•	Competitive conditions in the insurance market;
•	Changes in the business or regulatory environment in which the Company operates either as a result of recent insurance industry investigations by government authorities and other parties or otherwise;
•	Inability to realize the Company’s investment objectives;
•	Loss of key producers;
•	Exposure to emerging claims and coverage issues;
•	Inability of certain of the Company’s insurance subsidiaries to pay dividends;
•	Inability to obtain reinsurance coverage on reasonable terms and prices;
•	Exposure to credit risk in the event reinsurers or insureds that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;
•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;
•	Loss of key employees;
•	Exposure to credit risks on novated policies; and
•	Limited ability to borrow.

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and related notes thereto are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of material contingent assets and liabilities as of the balance sheet date and the revenues and expenses reported during the relevant period. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

The accounting policies and estimates discussed below are those that require management to make assumptions about highly uncertain matters. If management were to make different assumptions about those matters, or if actual results were to differ significantly from management’s estimates, the Company’s reported consolidated results of operations and financial condition could be materially affected.

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005.

Unpaid Losses and Loss Adjustment Expenses

The most significant accounting estimates relate to the Company’s reserves for unpaid losses and LAE. Unpaid losses and LAE include reserves for unpaid reported losses and LAE and for losses incurred but not reported (“IBNR”). The reserves for unpaid reported losses generally represent the estimated ultimate cost of events or conditions that have been reported to the Company. IBNR reserves include estimates of losses incurred but not reported to the Company, including estimates of expenses to settle claims, such as legal and other fees and the general expenses of administering the claims adjustment process.

Losses and LAE are charged to income as they are incurred. This includes loss and LAE payments and any changes in reported case and IBNR reserves. During the loss settlement period, reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the Company’s financial results in the periods in which they are made, and are referred to as prior period development. Due to the high level of uncertainty, revisions to these estimated reserves could have a material impact on the Company’s results of operations in the period recognized and ultimate actual payments for claims and LAE could be significantly different from estimates.

The Company has written general liability, commercial multi-peril and umbrella policies under which its policyholders continue to present asbestos, environmental and other latent claims. The majority of these claims, particularly with respect to asbestos and environmental claims, are presented under policies written prior to 1985. There are significant uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent exposure claims. Reserves for these exposures cannot be estimated solely with the traditional loss reserving techniques, which rely on historical accident year development factors. Among the uncertainties relating to asbestos, environmental and other latent reserves are a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.

In 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of the Company’s asbestos reserves, the Company strengthened its asbestos, environmental and other latent reserves by $100,542.

Other Than Temporary Declines In Value of Investments

Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time is outweighed by evidence to the contrary. Recognition of impairment losses for declines in the value of fixed income and equity securities is based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, current and expected future market and economic conditions, the impact of issuer-specific events, the nature of the investment, the severity and duration of the impairment and the volatility of the security’s market price. For fixed income securities management also considers the Company’s ability and intent to hold the investment for a period of time sufficient to allow a market recovery, or to maturity, in the process of evaluating whether a security with an unrealized loss has suffered an other than temporary decline.

As of March 31, 2005, the Company had gross unrealized losses on available-for-sale fixed income and equity securities of $85,598. For the three months ended March 31, 2005, the Company recorded $3,889 in other than temporary impairments. No other than temporary impairments were recorded for the three months ended March 31, 2004. See “Liquidity and Capital Resources – Insurance Subsidiaries” below for further discussion of investments in an unrealized loss position.

Reinsurance Recoverable

Amounts recoverable from reinsurers are initially estimated in conjunction with the establishment of reserves for unpaid losses and LAE. These amounts may be adjusted as actual case reserves are recorded and reinsured claims are settled. The ceding of risk to reinsurers does not relieve the ceding company of its primary obligation to policyholders as the direct insurer. Accordingly, the Company is exposed to the risk that any reinsurer may be unable, or unwilling, to meet the obligations assumed under its reinsurance agreements. Management attempts to mitigate this risk by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels.

An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and with Crum & Forster companies specifically.

As of March 31, 2005 and December 31, 2004, reinsurance recoverable was $1,836,213 and $1,804,812, net of reserves for uncollectible reinsurance of $36,756 and $40,930, respectively. The provision for uncollectible reinsurance for the three months ended March 31, 2005 was $1,000. While management believes the allowance for uncollectible reinsurance is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

As of March 31, 2005, there are no valuation allowances against the Company’s gross deferred tax assets of $245,167. Should the assumptions of future profitability change or the taxable income of these entities fall below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Summary of Operations

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and overlooked market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,000 producers located throughout the United States. The Company’s two largest producers accounted for approximately 12% and 6% of gross premiums written for the three months ended March 31, 2005.

The Company’s objective is to expand opportunistically into classes of business or market segments that are consistent with its underwriting expertise and have the potential to generate an underwriting profit. Management believes the Company’s ability to identify and react to changing market conditions provides it with a competitive advantage. Based on the experience and underwriting expertise of management, the Company seeks to write new classes of business and expand existing classes of business based on market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted insured groups and underwrites specific types of coverage for markets that are generally underserved by the industry.

The profitability of property and casualty insurance companies is primarily determined by their underwriting results and investment performance. Underwriting results are the net result of a company’s premiums earned and amounts paid, or expected to be paid, to settle insured claims and policy acquisition costs and other underwriting expenses. The insurance business is unique in that premiums charged for insurance coverage are set without certainty of the ultimate claim costs to be incurred on a given policy. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts or premiums received. The ultimate adequacy of premium rates is affected, at the time the risk is priced, by industry capacity and other competitive conditions that may exert downward pressure on rates and, after the risk is priced, by the severity and frequency of claims, which are influenced by many factors, including natural and man-made disasters, regulatory measures and court decisions that define and expand the extent of coverage.

Premiums collected are invested until funds are required to pay settled claims. Insurance company investment portfolios generally must provide a balance among total return, capital preservation and liquidity in order to generate sufficient funds for payment of claims as they are settled. The Company follows a long-term, value-oriented investment philosophy, with the goal of optimizing investment returns viewed on a total return basis, without reaching for yield, while maintaining sensitivity to liquidity requirements. The Company attempts to protect its capital from loss. Management believes that investing in fixed income and equity securities selling at prices below intrinsic value helps to protect the Company’s capital.

Management measures the results of operations by monitoring certain indicators of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further monitors growth in its gross premiums written in terms of its rate of retention of existing insureds, increases or decreases in the pricing of renewed policies and the growth in new business premiums.

Management focuses on underwriting results, which are derived from certain amounts on the consolidated statements of income and are considered a non-GAAP financial measure, to monitor performance of the Company’s underwriting operations. Underwriting results are measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned less losses and LAE, policy acquisition expenses and other underwriting expenses, and excludes investment results, interest expense and other income or expense. The latter are excluded in order to analyze the direct relationship between the premiums earned and the related claim costs, including the costs incurred to settle such claims, policy acquisition expenses and other underwriting expenses. Net realized investment gains and losses relating to the Company’s investment portfolio are excluded by management when analyzing insurance operations, as they are largely discretionary and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.

The combined ratio expresses underwriting results as a percentage of premiums earned and generally comprises two components: the loss and LAE ratio, which is the percentage of losses and LAE to premiums earned, and the underwriting expense ratio, which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.

The property and casualty insurance business is cyclical and is influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. Commencing in mid-2000 and through mid-2003, insurers generally achieved significant rate increases and improved terms and conditions. In mid-2003, however, market capacity expanded, particularly for property risks. In the fourth quarter of 2003 and through 2004, property risks generally were written at or below expiring prices, and price increases in casualty lines slowed considerably. Market competition intensified throughout 2004, particularly in the third and fourth quarters, and this trend has continued through the first quarter of 2005. Renewal pricing in the Company’s casualty lines increased slightly overall in 2004, but declined in the third and fourth quarters of 2004 and continued to decline through the first quarter of 2005. The Company’s property lines experienced single-digit declines in renewal pricing in both 2004 and the first quarter of 2005. New business for the first quarter of 2005 declined by approximately 21% in the casualty lines and 10% in the property lines as compared to new business written in the first quarter of 2004.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Gross premiums written	$288,443	$285,936

Net premiums written	$239,400	$230,885

Premiums earned	$231,554	$227,539
Losses and LAE	153,633	162,137
Underwriting expenses	63,809	63,221

Underwriting results	14,112	2,181
Investment income and realized investment gains	48,907	55,912
Interest and other expense	9,532	9,375

Income before income taxes and equity in earnings of investees	53,487	48,718
Income tax expense	18,365	16,947

Income before equity in earnings of investees	35,122	31,771
Equity in earnings of investees	4,433	3,383

Net income	$39,555	$35,154

Loss and LAE ratio	66.3%	71.2%
Underwriting expense ratio	27.6	27.8

Combined ratio	93.9%	99.0%

Net income for the three months ended March 31, 2005 was $39,555 as compared to $35,154 for the three months ended March 31, 2004. The increase in net income was primarily due to improved underwriting results arising from higher premiums earned and lower prior year loss development. The combined ratio improved to 93.9% in 2005 from 99.0% in 2004 reflecting principally the aforementioned reduction in prior year loss development.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,
			Increase/	Percent
	2005	2004	(Decrease)	Change
Workers’ compensation	$75,031	$75,572	$(541)	(0.7)%
General liability	69,996	70,216	(220)	(0.3)%
Property	71,428	63,131	8,297	13.1%
Commercial automobile	52,199	56,912	(4,713)	(8.3)%
Commercial multi-peril	11,338	12,346	(1,008)	(8.2)%
Surety	8,451	7,759	692	8.9%

Total gross premiums written	$288,443	$285,936	$2,507	0.9%

For the three months ended March 31, 2005, gross premiums written increased by approximately 1% over the three months ended March 31, 2004, primarily due to the impact of an increase in the renewal retention rate of approximately five percentage points, partially offset by modest price decreases on renewal policies and a reduction in new business of approximately 18%. As the market continues to soften and competitors are intensely focused on renewing existing business, new business growth has become very challenging.

Casualty Gross Premiums Written

For the three months ended March 31, 2005, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, decreased by $5,474, or 2.7%, as compared to the three months ended March 31, 2004. This decrease was primarily due to reductions in new business and price decreases on renewal policies, partially offset by an increase in the renewal retention rate.

Property Gross Premiums Written

For the three months ended March 31, 2005, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, increased by $7,981, or 9.6%, as compared to the three months ended March 31, 2004. This increase was primarily due to an increase in the renewal retention rate and a higher proportion of primary property policies, partially offset by a reduction in new business and price decreases on renewal policies.

Net Premiums Written

For the three months ended March 31, 2005, net premiums written increased by $8,515, or 3.7%, as compared to the three months ended March 31, 2004. This increase was in line with the growth in gross premiums written after giving effect to non-renewal of the Company’s terrorism reinsurance agreement with an affiliated company, effective January 1, 2005.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended March 31, 2005, premiums earned increased by $4,015, or 1.8%, as compared to the three months ended March 31, 2004. The increase in premiums earned is generally in line with the increase in net premiums written.

Losses and Loss Adjustment Expenses

For the three months ended March 31, 2005, the Company’s calendar year loss and LAE ratio decreased to 66.3% from 71.2% for the three months ended March 31, 2004. This decrease primarily reflects $5,269 of favorable prior year loss development in the first quarter of 2005 versus $5,578 of unfavorable prior year loss development in the first quarter of 2004. Included in prior year loss development was $3,690 and $1,741 in the first quarters of 2005 and 2004, respectively, of amortization of deferred income on retroactive reinsurance.

The accident year loss and LAE ratio was 68.6% for the first quarter of 2005 compared to 68.8% for the first quarter of 2004. The full year accident year 2004 loss ratio of 75.7% was negatively affected by four hurricanes in Florida.

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

The Company’s policy acquisition expense ratio decreased to 13.2% for the three months ended March 31, 2005 from 13.5% for the three months ended March 31, 2004.

The Company’s other underwriting expense ratio remained stable at 14.4% for the three months ended March 31, 2005 and 14.3% for the three months ended March 31, 2004.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Average investments, including cash and cash equivalents, at book value	$3,155,193	$3,095,385

Investment income	$34,657	$18,179
Realized investment gains	14,250	37,733
Pre-tax equity in earnings of investees	6,820	5,205
Change in unrealized investment losses and foreign currency translation	(22,547)	(30,525)

Total return on investments	$33,180	$30,592

Annualized total return on investments	4.2%	4.0%

The Company manages its investment portfolio with an emphasis on total return. Total annualized rate of return was 4.2% and 4.0% for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, the increase in investment income of $16,478, or 90.6%, was due to the combined effects of the reinvestment of cash balances into longer-duration fixed income securities in mid-first quarter of 2004 and approximately $9,117 in earnings from HWIC Asia Fund, an affiliated equity method investee, partially offset by higher investment expenses, including interest charges related to higher levels of funds held under reinsurance contracts in 2005 and interest on the SPDRs obligations in 2005.

Realized investment gains were $14,250 in the three months ended March 31, 2005 as compared to $37,733 in the three months ended March 31, 2004. The decrease in realized investment gains was primarily due to more favorable economic conditions existing in the first quarter of 2004, primarily in the U.S. bond markets, resulting in opportunities to realize significant gains. In addition, realized investment gains in the first quarter of 2005 include a $3,889 charge for an other than temporary impairment.

Pre-tax equity in earnings of investees was $6,820 and $5,205 for the three months ended March 31, 2005 and 2004, respectively. The increase in pre-tax equity in earnings of investees of $1,615 was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”). Northbridge contributed $6,102 and $5,051 to the Company’s pre-tax equity in earnings of investees in the three months ended March 31, 2005 and 2004, respectively.

Interest and Other Expense

Interest and other expense remained level at $9,532 and $9,375 for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries, $16,253 of restricted cash and investments held in an interest escrow account primarily for the next interest payment on the Company’s senior notes and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations, to pay corporate expenses and, ultimately, to repay the $300,000 aggregate principal amount of senior notes due 2013. Crum & Forster’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.

The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. As of March 31, 2005, US Fire reported statutory earned surplus of $136,703 and North River reported statutory earned surplus of $11,082. On March 29, 2005, US Fire paid the Company a cash shareholder dividend of $88,500. On April 14, 2005, North River paid the Company a cash shareholder dividend of $4,900. On April 20, 2005, the Company paid a cash shareholder dividend of $22,500 to Fairfax. Neither US Fire nor North River may pay additional shareholder dividends in 2005 without prior regulatory approval.

Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40,000 from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through March 31, 2005, there have been no borrowings under this agreement.

Under the terms of the Company’s senior notes, the Company has significant restrictions on the amount of new debt that it may incur. In addition, the agreements governing the bank credit facilities of Fairfax contain restrictive covenants prohibiting Fairfax, with certain exceptions, from allowing Crum & Forster to borrow money, encumber its property or assets, acquire or attempt to acquire direct or indirect control of another person or asset where the acquisition is being contested or resisted, effect a reorganization, consolidation, merger, amalgamation or other business combination with any person other than a wholly-owned subsidiary of either Crum & Forster or Fairfax, dispose of property or assets other than in a bona fide disposition for fair value to an arm’s length third party or to Fairfax or one of its wholly-owned subsidiaries or enter into any agreements that limit the amount of dividends or management fees payable by the Company to Fairfax. Although Crum & Forster is not a party to the Fairfax credit facilities, it is expected, and should be assumed, that Fairfax will not permit Crum & Forster to borrow additional funds unless it is permitted to do so pursuant to the Fairfax credit facility. This affects the Company’s ability to incur debt pursuant to bank loans or to raise funds in the capital markets.

Cash used in financing activities, which relates principally to holding company activities, was $0 and $43,059 in the three months ended March 31, 2005 and 2004, respectively. In the three months ended March 31, 2004, the cash used in financing activities was primarily the result of dividends of $42,500 paid to Fairfax.

Shareholder’s equity was $906,089 at March 31, 2005, as compared to $881,189 at December 31, 2004. The increase was primarily the result of current year earnings, partially offset by net unrealized investment losses during the first quarter of 2005.

Insurance Subsidiaries

At Crum & Forster’s insurance subsidiaries, cash provided by operating activities primarily consists of premium collections, reinsurance recoveries and investment income. Cash provided from these sources is generally used for payment of losses and LAE, policy acquisition costs, operating expenses, ceded reinsurance premiums, income taxes and shareholder dividends, when permitted. Management believes that, for the foreseeable future, cash flows from operations at the Company’s insurance subsidiaries will be sufficient to meet their operating liquidity needs.

Cash provided by operating activities for the three months ended March 31, 2005 was $80,178, as compared to $22,779 for the three months ended March 31, 2004. The principal reasons for the increase in cash flows from operations in the first quarter of 2005 were increased cash received from investments and lower income tax payments, partially offset by lower reinsurance recoveries. Increased cash from investments was primarily the result of the reinvestment of cash and short-term investments into longer-term, higher yielding investments in mid-first quarter 2004. Lower tax payments in 2005 were the result of 2004 overpayments of income tax that were utilized to offset the tax liability for the first quarter of 2005. Reinsurance recoveries for the three months ended March 31, 2004 included $39,514 in proceeds from a 2003 commutation.

Cash used in investing activities for the three months ended March 31, 2005 was $129,080 as compared to $1,715,197 in the three months ended March 31, 2004. In 2003, sales of fixed income securities generated proceeds, net of purchases, of over $1 billion, which were invested in longer-term, higher yielding investments in the first quarter of 2004.

US Fire, North River, CF Indemnity and CF Insurance have entered into master securities repurchase agreements that allow these companies to raise funds through repurchase arrangements with Fairfax. Under these agreements, US Fire and North River may raise a maximum of $100,000 at any one time and CF Indemnity and CF Insurance are limited to $5,000 each. These arrangements have not been utilized since 2000.

The aggregate carrying value of the Company’s investment portfolio was $3,249,830 at March 31, 2005, and was comprised of available-for-sale securities, other invested assets and cash and cash equivalents. Investments in available-for-sale fixed income and equity securities are summarized below:

	At March 31, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,706,276	$6,410	$51,681	$1,661,005
States, municipalities and political subdivisions	6,550	103	—	6,653
Public utilities	5,074	337	—	5,411
Other corporate bonds	329,282	11,411	16,881	323,812

Total fixed income securities	2,047,182	18,261	68,562	1,996,881

Equity securities:
Common stocks of banks, trusts and insurance companies	189,853	82,276	—	272,129
Common stocks of industrial and other companies	255,531	13,252	17,036	251,747

Total equity securities	445,384	95,528	17,036	523,876

Total available-for-sale securities	$2,492,566	$113,789	$85,598	$2,520,757

Certain individual available-for-sale securities had gross unrealized losses as of March 31, 2005 totaling $85,598, of which $68,562 was attributed to fixed income securities and $17,036 was attributed to equity securities. U.S. Treasury securities accounted for $51,681, or 75.4%, of the $68,562 of gross unrealized losses in the fixed income portfolio. The total gross unrealized losses of $85,598 represented 4.2% of the cost or amortized cost of such securities in the aggregate.

At March 31, 2005, approximately $62,804, or 91.6%, of the fixed income portfolio’s gross unrealized losses were attributed to securities in a loss position for greater than 12 consecutive months. Of such securities, $45,999 were U.S. Treasury securities and the remaining $16,805 represented corporate fixed income securities. Two corporate fixed income securities of one issuer in the telecommunications industry had gross unrealized losses totaling $7,050, which exceeded 10% of their amortized cost at March 31, 2005. This issuer maintains a significant cash position to meet its obligations and the Company has the ability to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.

At March 31, 2005, approximately $15,255, or 89.5%, of the equity portfolio gross unrealized losses was attributed to two securities whose unrealized loss exceeded 10% of their cost at March 31, 2005. Neither of these securities has been in a loss position for greater than 12 consecutive months. The majority of these losses were attributed to one equity security in the pharmaceutical industry. The Company’s evaluation of this issuer indicates that it has significant financial strength. Management believes that it is undervalued based upon a number of factors, including historical earnings multiples and dividend yields, and trades below its intrinsic value.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. As of March 31, 2005 and December 31, 2004, 93.2% and 95.6%, respectively, of the Company’s fixed income portfolio consisted of securities rated investment grade.

The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $315,626 and $280,346 at March 31, 2005 and December 31, 2004, respectively, and are included in other invested assets on the consolidated balance sheets. For the three months ended March 31, 2005 and 2004, earnings of equity method investees was $16,079 and $6,409, respectively. Earnings of investment companies and similar equity method investees of $9,259 and $1,204, in the three months ended March 31, 2005 and 2004, respectively, is included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $6,820 and $5,205 in the three months ended March 31, 2005 and 2004, respectively, is included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all equity method investees were $1,166 and $1,015 in the three months ended March 31, 2005 and 2004, respectively.

Ratings

Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, market position, investment operations, credit analysis, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a negative outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) from Standard & Poor’s Insurance Rating Services, also a rating agency for the insurance industry.

Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. A.M. Best has advised the Company that, although it is encouraged by the improved underlying trends exhibited in its recent underwriting performance, the ratings outlook is negative and contingent upon management’s ability to ultimately achieve overall earnings stability, specifically with regard to adequacy of asbestos reserves, and improved financial flexibility of the Company’s ultimate parent, Fairfax. According to A.M. Best, a negative outlook indicates that A.M. Best believes that the rated insurer is experiencing unfavorable financial and/or market trends relative to its rating level and, if such trends continue, it has a good possibility of having its rating lowered. The Company’s ratings are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and its affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance and factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is principally exposed to three types of market risk related to its investment operations. These risks include interest rate risk, equity price risk and foreign currency exchange risk. The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. Market sensitive instruments discussed here relate to the Company’s investment assets, which are classified as available-for-sale, unless otherwise noted.

Computations of the prospective effects of hypothetical interest rate, equity price and foreign exchange rate changes shown below are based on numerous assumptions, including maintenance of the existing level and composition of fixed income, equity and foreign currency denominated securities, and should not be relied on as indicative of future results. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including, but not limited to, non-parallel shifts in the term structure of interest rates, changing individual issuer credit spreads and non-parallel movements of foreign exchange rates or equity prices.

Interest Rate Risk

As of March 31, 2005, Crum & Forster’s investment portfolio included $1,996,881 of fixed income securities that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At March 31, 2005
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,495,174	$498,293	25.0%
100 basis point decline	$2,226,997	$230,116	11.5%
Base scenario	$1,996,881	$—	—%
100 basis point increase	$1,801,345	$(195,536)	(9.8)%
200 basis point increase	$1,632,622	$(364,259)	(18.2)%

Equity Price Risk

As of March 31, 2005, the Company’s investment portfolio included $523,876 of equity securities. Marketable equity securities, which represented approximately 15.7% of the Company’s investment portfolio, including cash and cash equivalents, are exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $50,996 in the fair value of the equity portfolio at March 31, 2005. As of December 31, 2004, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $44,112 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is primarily the result of the increase in the value of the equity portfolio from $455,153 at December 31, 2004 to $523,876 at March 31, 2005.

As an economic hedge against a decline in the U.S. equity markets, the Company has executed short sales totaling approximately $300,000 of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of SPDRs to $60,000. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value in foreign currency denominated assets due to a decline in the exchange rate of the foreign currency relative to the U.S. dollar. As of March 31, 2005, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $358,885, or 11.0%, of the Company’s total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated and Indian Rupee denominated securities, which represented 3.7% and 3.0% of the Company’s investment portfolio, including cash and cash equivalents, respectively. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline of $35,888, or 1.1%, in the fair value of the total investment portfolio, including cash and cash equivalents, at March 31, 2005. As of December 31, 2004, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $34,875 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign exchange rate risk is the result of an increase in foreign denominated securities within the Company’s portfolio.

Item 4. Controls and Procedures

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of their business, Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

In addition, the Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. However, it should be noted that the frequency of large damage awards, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)

Date: April 29, 2005	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: April 29, 2005	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.
* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled "Risk factors" in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005).

*	Filed herewith