Form 10-K/A
period 2004-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2005-06-28
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	Commission File Number:
December 31, 2004	333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Documents Incorporated by Reference

     None

Amendment No. 1
Explanatory Note

Crum & Forster Holdings Corp. (the “Company”) is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004 to amend Item 15, Exhibits and Financial Statement Schedules, to include audited financial statements of Northbridge Financial Corporation as of and for the years ended December 31, 2004 and 2003, in accordance with Rule 3-09 of Regulation S-X. Item 15 is also being amended to include reference to the Northbridge Financial Corporation financial statements and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith. No other portions of the 10-K are being amended.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2). Financial Statements and Financial Statement Schedules

Index to Financial Statements and Related Financial Statement Schedules

Page
Number
Consolidated Financial Statements			+

Financial Statements of Northbridge Financial Corporation			7

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules			+
Schedule I	—	Summary of Investments Other Than Investments in Related Parties	+
Schedule II	—	Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2004 and 2003 (Parent Company Only)	+
Schedule II	—	Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2004, 2003 and 2002 (Parent Company Only)	+
Schedule II	—	Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2004, 2003 and 2002 (Parent Company Only)	+
Schedule III	—	Supplementary Insurance Information	*
Schedule IV	—	Reinsurance	*
Schedule V	—	Valuation and Qualifying Accounts	+
Schedule VI	—	Supplementary Insurance Information	*

+	Previously filed.

*	Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of the Form 10-K.

(a)(3). Exhibits

Exhibit
Number	Exhibit	Location*
3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.1	Indenture between Crum & Forster Funding Corp. and The Bank of New York effective as of June 5, 2003	Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.2	First Supplemental Indenture among the Company, Crum & Forster Funding Corp. and The Bank of New York effective as of June 30, 2003	Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.3	Registration Rights Agreement between the Company and J.P. Morgan Securities Inc. for itself and on behalf of initial purchasers effective as of June 5, 2003	Exhibit 4.3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*
4.4	Interest Escrow Agreement effective as of June 30, 2003 between the Company and The Bank of New York	Exhibit 4.4 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.5	Initial Escrow Agreement effective as of June 5, 2003 between the Company and The Bank of New York	Exhibit 4.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Exhibit 10.3 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Exhibit 10.6 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.11	Intentionally left blank

10.12	Tax Allocation Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.14	Tax Allocation Agreement among the Company, Fairfax Inc., Odyssey Re Holdings Corp., RiverStone Group, LLC and TIG Holdings, Inc. effective as of January 1, 2000	Exhibit 10.14 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.17	Intentionally left blank

10.18	Administrative Services Agreement between US Fire and Fairfax Information Technology Services, Inc. effective as of January 1, 2001	Exhibit 10.18 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.19	Services Agreement between TIG Insurance Company and US Fire effective as of January 1, 2000	Exhibit 10.19 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.20	Services Agreement between TIG Insurance Company and CF Indemnity effective as of January 1, 2000	Exhibit 10.20 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*
10.21	Claims Service and Management Agreement between US Fire and RiverStone Claims Management LLC effective as of July 1, 2000	Exhibit 10.21 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.22	Claims Service and Management Agreement between US Fire and International Insurance Company effective as of October 1, 2001	Exhibit 10.22 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.24	Standby Credit Facility Note between the Company and Fairfax effective as of June 30, 2003	Exhibit 10.24 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.25	Exchange Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.25 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.26#	Supplemental Individual Retirement Plan of US Fire effective as of August 13, 1998	Exhibit 10.26 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.27#	Employment Agreement of Mary Jane Robertson effective as of January 1, 2003	Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.

10.28#	Employment Agreement of Nikolas Antonopoulos effective as of January 1, 2003	Exhibit 10.28 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.

10.29#	Employment Agreement of Bruce Esselborn effective as of October 1, 1999	Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.

10.30	Aggregate Stop Loss Reinsurance Treaty between the Company and ORC Re Limited effective as of January 1, 2001	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.31#	Retirement and Consulting Agreement of Bruce Esselborn effective as of June 15, 2004	Exhibit 10.31 to the Form 10-Q of the Company for the period ended September 30, 2004, filed on November 5, 2004.

10.32#	Amended and Restated Employment Agreement of Nikolas Antonopoulos effective as of January 1, 2005	Exhibit 10.32 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

10.33#	Amended and Restated Employment Agreement of Mary Jane Robertson effective as of January 1, 2005	Exhibit 10.33 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

10.34#	Employment Agreement of Joseph Braunstein effective as of January 1, 2005	Exhibit 10.34 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

10.35#	Crum & Forster Holdings Corp. Long Term Incentive Plan	Exhibit 10.35 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

12.1	Statement Regarding Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges	Exhibit 12.1 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

14.1	Code of Ethics for Senior Financial Officers	Exhibit 14.1 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

21.1	List of the Company’s Subsidiaries	Exhibit 21.1 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

24.1	Powers of Attorney	Exhibit 24.1 to the Form 10-K of the Company for the fiscal year ended December 31, 2004, filed on March 7, 2005.

31.1+	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Exhibit	Location*
31.2+	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1+	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2+	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Exhibits not filed herewith are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission.

+	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: June 28, 2005	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: June 28, 2005	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

Northbridge Financial Corporation
Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

Management’s Responsibility for Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the financial statements, management’s discussion and analysis, and other information in this annual report. The financial statements were prepared in accordance with Canadian generally accepted accounting principles and, in the opinion of management, fairly reflect the financial position, results of operations and changes in the financial position of Northbridge Financial Corporation.

Acting through the Audit Committee, the Board of Directors oversees management’s responsibility for financing reporting and internal control systems. The Audit Committee is responsible for reviewing the financial statements and management’s discussion and analysis and recommending them to the Board of Directors for approval. To discharge its duties the Committee meets with management and external auditors to discuss audit plans, internal controls over accounting and financial reporting processes, auditing matters and financial reporting issues.

As the independent auditors appointed by the shareholders, PricewaterhouseCoopers LLP are responsible for reporting to shareholders on the fairness of Northbridge Financial Corporation’s presentation of the annual financial statements. The shareholders’ auditors have full and unrestricted access to, and meet periodically with, the Audit Committee to discuss their audit and related findings.

Toronto, Canada, February 8, 2005

/s/ Byron G. Messier	/s/ Greg Taylor

Byron G. Messier	Greg Taylor
President and Chief Executive Officer	Chief Financial Officer

Auditors’ Report to the Shareholders

We have audited the consolidated balance sheets of Northbridge Financial Corporation as at December 31, 2004 and 2003 and the consolidated statements of earnings, retained earnings and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years then ended in accordance with Canadian generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chartered Accountants
Toronto, Canada
February 8, 2005, except note 17 which date is May 27, 2005

Consolidated Balance Sheets

(in Cdn $ thousands)
As at December 31,	2004	2003

Assets
Cash and short term investments	1,368	5,392
Accounts receivable and other	573,477	511,693
Paid losses receivable	72,152	58,731
Recoverable from reinsurers	1,185,048	1,118,309

	1,832,045	1,694,125

Investments
Subsidiary cash and short term investments	565,345	421,517
Bonds	1,049,020	779,978
Preferred stocks	154,625	175,764
Common stocks	504,464	311,331
Investment in Hub	90,117	87,953
Real estate	11,875	12,243

Total investments	2,375,446	1,788,786
Deferred premium acquisition costs	131,908	133,262
Future income taxes	44,720	32,598
Premises and equipment	13,458	12,090
Goodwill	19,912	22,267
Other assets	6,525	6,196

	4,424,014	3,689,324

Liabilities
Accounts payable and accrued liabilities	292,891	300,923
Obligations related to securities sold short	264,797	—
Income taxes payable	3,335	50,776
Due to affiliates	99	1,227
Provision for claims	2,089,778	1,690,217
Unearned premiums	911,447	905,695
Mortgage payable	—	6,115

	3,562,347	2,954,953

Shareholders’ Equity
Capital	575,827	575,664
Retained earnings	297,456	165,744
Currency translation account	(11,616)	(7,037)

	861,667	734,371

	4,424,014	3,689,324

See accompanying notes.

On behalf of the Board:

/s/ Byron G. Messier	/s/ Robbert Hartog

Byron G. Messier	Robbert Hartog
Director	Director

Consolidated Statements of Earnings

(in Cdn $ thousands, except per share amounts)
For the Years Ended December 31 ,	2004	2003

Revenue
Gross premiums written	1,936,635	1,861,758
Net premiums written	1,250,394	1,132,785
Net premiums earned	1,226,034	992,864
Interest and dividends	79,519	74,580
Realized gains on investments	29,511	94,925

	1,335,064	1,162,369

Expenses
Claims	762,198	650,577
Operating expenses	170,478	157,197
Commissions, net	89,785	66,824
Premium taxes	52,874	44,464
Other	10,827	6,200

	1,086,162	925,262

Earnings before income taxes	248,902	237,107
Provision for income taxes	86,678	84,150

Net earnings	162,224	152,957

Net earnings per share	$3.19	$3.07
Net earnings per diluted share	$3.18	$3.07
Weighted average shares (000)	50,851	49,824
Weighted average diluted shares (000)	50,956	49,861
Shares outstanding (000)	50,851	50,851

Consolidated Statements of Retained Earnings

(in Cdn $ thousands)
For the Years Ended December 31,	2004	2003

Retained earnings — beginning of year	165,744	37,356
Net earnings	162,224	152,957
Common share dividends	(30,512)	(24,569)

Retained earnings — end of year	297,456	165,744

See accompanying notes.

Consolidated Statements of Cash Flows

(in $ Cdn thousands)
For the Years Ended December 31,	2004	2003

Operating activities
Net earnings	162,224	152,957
Amortization	3,389	7,471
Future income taxes	(12,122)	(4,200)
Realized gains on investments	(29,511)	(94,925)

	123,980	61,303

Cash flow from change in:
Provision for claims	394,761	173,755
Unearned premiums	5,752	76,798
Accounts receivable and other	(61,784)	(85,161)
Income taxes payable	(47,441)	30,806
Deferred premium acquisition costs	1,354	(19,598)
Paid losses receivable	(13,421)	28,594
Recoverable from reinsurers	(66,739)	(1,720)
Due to affiliates	(1,128)	(873)
Accounts payable and accrued liabilities	(8,032)	(29,024)
Other	(166)	(603)

Cash provided by operating activities	327,136	234,277

Investing activities
Investments — purchases	(886,659)	(1,045,653)
— sales	741,610	992,877
Purchase of premises and equipment	(5,877)	(4,738)

Cash used in investing activities	(150,926)	(57,514)

Financing activities
Issue of common shares	—	47,711
Mortgage payable — repayment	(6,115)	(761)
Common share dividends	(30,512)	(24,569)

Cash provided by (used in) financing activities	(36,627)	22,381

Foreign currency translation	221	98

Increase in cash resources	139,804	199,242
Cash resources — beginning of year	426,909	227,667

Cash resources — end of year	566,713	426,909

Interest paid	87	562
Taxes paid	149,676	54,913

See accompanying notes.

Cash resources consist of cash and short term investments, including subsidiary cash and short term investments. Short term investments are readily convertible into cash and have maturities of three months or less.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003
(in Cdn$ thousands and as otherwise indicated)

1. Organization and Basis of Presentation

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and reflect the following transaction that occurred in conjunction with the closing of the Initial Public Offering of the company’s shares on May 28, 2003. Prior to the closing of the offering, the issued and outstanding shares of Fairfax Financial Holdings Limited’s (Fairfax) wholly owned Canadian insurance subsidiaries, Lombard Canada Ltd. (Lombard), Commonwealth Insurance Company (Commonwealth), Markel Insurance Company of Canada (Markel) and Federated Holdings of Canada Ltd. (Federated) and a portion of Fairfax’s investment in Hub International Limited (Hub) were contributed to Northbridge Financial Corporation (the “company”), a company newly incorporated by Fairfax on April 10, 2003. This transaction has been accounted for on a historical cost basis similar to a pooling of interests as it is a transaction with a group of companies and an investment under common control. The historical results of the underlying subsidiaries prior to their contribution to the company become the historical financial statements of the company. Hub is accounted for on the equity basis in these financial statements.

The company is principally engaged in property and casualty insurance.

2. Summary of Significant Accounting Policies

The preparation of financial statements in accordance with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as at the date of the financial statements and the reported amounts of revenue and expenses during the periods covered by the financial statements. The principal financial statement components subject to measurement uncertainty include the provision for claims (note 4), other than temporary declines in the value of investments (note 3), the allowance for unrecoverable reinsurance (note 6), the carrying value of future tax assets (note 7) and the valuation of goodwill (note 2). Actual results could differ from those estimates.

Acquisitions are accounted for by the purchase method, whereby the results of acquired companies are included only from the date of acquisition. Divestitures are included up to the date of disposal.

Premiums

Insurance and reinsurance premiums are taken into income evenly throughout the terms of the related policies.

Commissions

Commissions paid to brokers and received from reinsurers can be based on a fixed rate or variable rate. The recording of fixed rate commissions in the statement of earnings follows the premiums to which they relate. Variable rate commissions are recorded when they can be reasonably estimated.

Deferred premium acquisition costs

Certain costs, consisting of brokers’ commissions and premium taxes, of acquiring insurance premiums are deferred, to the extent that they are considered recoverable, and charged to income as the premiums are earned. The ultimate recoverability of deferred premium acquisition costs is determined without regard to investment income.

Investments

Bonds are carried at amortized cost providing for the amortization of the discount or premium on a yield to maturity basis. Preferred and common stocks are carried at cost. Real estate is carried at cost. When there has been a loss in value of an investment that is other than temporary, the investment is written down to its estimated net realizable value. Such writedowns are reflected in realized gains (losses) on investments.

Investment income is recorded as it accrues. Dividend income on common and preferred shares is recorded on the ex-dividend date. Gains and losses on disposal of investments are determined and recorded as at the trade date, and are calculated on the basis of average cost.

Provision for claims

Claim provisions are established by the case method as claims are reported. The estimates are regularly reviewed and updated as additional information on the estimated claims becomes known and any resulting adjustments are included in earnings. A provision is also made for management’s calculation of factors affecting the future development of claims including claims incurred but not reported (IBNR) based on the volume of business currently in force and the historical experience on claims. Claims liabilities are carried on an undiscounted basis.

Translation of foreign currencies

Assets and liabilities in foreign currencies are translated into Canadian dollars at year-end exchange rates. Revenues and expenses are translated at the exchange rates in effect at the date incurred. Realized gains and losses on foreign exchange transactions are recognized in the statements of earnings.

The operation of the company’s U.S. subsidiary is self-sustaining. As a result, the assets and liabilities of this subsidiary are translated at the year-end rates of exchange on consolidation. Revenue and expenses are translated at the average rate of exchange for the year. The resulting gains and losses are deferred as a separate component of shareholders’ equity.

Goodwill

Goodwill is recorded on the balance sheet at the amount initially recognized, less any write-down for impairment. The company regularly assesses the carrying value of goodwill based on the underlying discounted cash flows and operating results of its subsidiaries. The estimated fair values are sensitive to the cash flow projections and discount rates used in the valuation.

Reinsurance

The company reflects third party reinsurance balances on the balance sheet on a gross basis to indicate the extent of credit risk related to third party reinsurance and its obligations to policyholders and on a net basis in the statement of earnings to indicate the results of its retention of premiums written.

Income taxes

Income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities and their tax bases based on tax rates which are expected to be in effect when the asset or liability is settled.

Pension and other post-retirement benefits

The company provides a number of pension and other future benefit plans for qualifying employees. Pension benefits offered through registered plans and supplemental plans are based on years of service and final average earnings. The company also has defined contribution pension plans and a benefit plan offering health care, dental care and life insurance.

The cost of these employee future benefits is actuarially determined using the projected benefit method prorated on service. The calculation uses management’s best estimate of a number of assumptions including the long term investment return on plan assets, future compensation levels, mortality and health care costs. Actuarial gains (losses) arise from the difference between actual long term rate of return on plan assets for a period and the expected long term rate of return on plan assets for that period or from changes in the actuarial assumptions used to determine the accrued benefit obligation. The excess of the net actuarial gain (loss) over 10 percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service period of active employees. For the company’s largest pension plan the remaining service period of active employees is 12.9 years and for the future benefit plan the period is 20 years.

The plan assets are valued at fair value but the expected investment return on plan assets for expense purposes is based on market-related value of assets.

3. Investment Information

Investments comprise:

	Carrying	Unrealized	Unrealized	Estimated
As at December 31, 2004	Value	Gain	Loss	Fair Value

Cash and short term investments	565,345	—	—	565,345
Bonds
Canadian — government	483,564	21,841	—	505,405
— corporate	275,556	3,776	(302)	279,030
Foreign — government	87,664	204	(2,620)	85,248
— corporate	202,236	10,564	(14,036)	198,764
Preferred stocks
Canadian	154,625	765	(40)	155,350
Common stocks
Canadian	370,534	115,025	(5,681)	479,878
Foreign	133,930	28,846	(5,644)	157,132
Obligations related to securities sold short	(264,797)	—	—	(264,797)
Investment in Hub	90,117	20,296	—	110,413
Real estate	11,875	6,525	—	18,400

Total	2,110,649	207,842	(28,323)	2,290,168

	Carrying	Unrealized	Unrealized	Estimated
As at December 31,2003	Value	Gain	Loss	Fair Value

Cash and short term investments	421,517	—	—	421,517
Bonds
Canadian — government	522,736	16,500	(6,020)	533,216
— corporate	181,093	5,610	(38)	186,665
Foreign — government	8,401	495	(42)	8,854
— corporate	67,748	486	(10,689)	57,545
Preferred stocks
Canadian	175,764	2,075	(5)	177,834
Common stocks
Canadian	187,768	43,279	(362)	230,685
Foreign	123,563	44,012	—	167,575
Investment in Hub	87,953	24,291	—	112,244
Real estate	12,243	6,157	—	18,400

Total	1,788,786	142,905	(17,156)	1,914,535

The estimated fair values of debt securities and preferred and common stocks are primarily based on quoted market values. The estimated fair values of real estate investments are based on appraised values.

Management has reviewed currently available information regarding those investments whose estimated fair value is less than carrying value at December 31, 2004. Debt securities whose carrying value exceeds market value can be held until maturity. All investments have been reviewed to ensure that corporate performance expectations have not changed significantly to adversely affect the market value of these securities other than on a temporary basis. The company has investments in certain high yield debt securities for which the fair value of the investment is below the cost to the company. The company has written down the carrying value of these investments to reflect an other than temporary decline in value. The carrying value has been written down to the company’s assessment of the underlying value of the investments. The company may not view the current quoted market value of these securities as being reflective of the underlying value of the investment. At December 31, 2004, the company had total bonds rated less than investment grade with an aggregate carrying value of $33,096, aggregate quoted market value of $28,922, gross unrealized gains of $nil and gross unrealized losses of $4,174.

In July and August, 2004, as an economic hedge against a decline in the equity markets, the company executed a short sale of approximately US$200,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the company entered into two-year call option contracts (“Options”) to limit the potential loss on the future purchase of the SPDRs to approximately US$40,000. The cost of the Options was US$6,070. The Options and the obligation to purchase the SPDRs are carried at fair value in the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in obligations related to securities sold short and the fair value of the Options is included in common stocks in the consolidated balance sheet. As at December 31, 2004, the net change in the fair values of the SPDRs and the Options totalled a loss of $20,483 and was included in realized gains on investments on the consolidated statement of earnings.

The companies have pledged (either directly or indirectly to support letters of credit) portfolio investments of $74,213 as security for reinsurance balances and regulatory deposits. The companies have pledged cash and investments of $339,872 as security for securities sold short.

Liquidity and Interest Rate Risk

Maturity profile:

	Within 1 Year	1 to 5 Years	6 to 10 Years	Over 10 Years	Total

As at December 31, 2004
Bonds (carrying value)	134,516	207,949	359,563	346,992	1,049,020
Effective interest rate					5.12%

As at December 31, 2003
Bonds (carrying value)	—	399,853	240,281	139,844	779,978
Effective interest rate					5.38%

Certain bonds have call and put options, which modify the underlying maturity dates of these bonds. These options generally advance the maturity dates. The call option is exercised at the issuer’s option, whereas the put option is exercised at the company’s option. Bonds are classified in the above table at the earliest of the available maturity dates. Should the call or put options not be exercised the actual maturities may differ from the maturities shown.

Investment Income

	2004	2003

Interest and dividends:
Cash and short term investments	9,241	9,786
Bonds	42,414	39,974
Preferred stocks	4,790	8,770
Common stocks	28,024	20,333
Other	3,933	652

	88,402	79,515
Expenses	8,883	4,935

	79,519	74,580
Realized gains (losses) on investments:
Bonds	7,604	79,294
Preferred stocks	(131)	(2,195)
Common stocks	23,827	21,654
Provision for losses and writedowns	(1,789)	(3,828)

	29,511	94,925

Net investment income	109,030	169,505

Interest and dividends: Common stocks include equity earnings of Hub of $5,154 (2003 – $5,401).

4. Provision for Claims

The provisions for unpaid claims and adjustment expenses and for the reinsurers’ share thereof are estimates subject to variability, and the variability could be material in the near term. The variability arises because all events affecting the ultimate settlement of claims have not taken place and may not take place for some time. Variability can be caused by receipt of additional claim information, changes in judicial interpretation of contracts or liability or significant changes in severity or frequency of claims from historical trends. The estimates are principally based on the company’s historical experience. Methods of estimation have been used which the company believes produce reasonable results given current information.

Changes in claim liabilities recorded on the balance sheet for the years ended December 31, 2004 and 2003 and their impact on unpaid claims and adjustment expenses for these two years are as shown in the following table:

	2004	2003

Unpaid claim liabilities — beginning of year — net	855,375	728,909
Foreign exchange effect of change in claims liabilities	(13,337)	(27,229)
Increase in estimated losses and expenses for losses occurring in prior years	14,978	19,179
Provision for losses and expenses on claims occurring in the current year	736,334	619,586
Paid on claims occurring during:
the current year	(206,117)	(211,366)
prior years	(233,388)	(273,704)

Unpaid claim liabilities — end of year — net	1,153,845	855,375
Actuarial liabilities at December 31 of Federated Life	31,421	31,189

Unpaid claim liabilities — end of year — net	1,185,266	886,564
Reinsurance gross-up	904,512	803,653

Unpaid claim liabilities — end of year — gross	2,089,778	1,690,217

The basic assumptions made in establishing claim liabilities are best estimates of possible outcomes.

The company has obligations to pay certain fixed amounts to claimants on a recurring basis and has purchased annuities from life insurers to provide for those payments. Therefore, the net risk to the company is any credit risk related to the life companies. Management does not believe provisions for credit risk are required at December 31, 2004. The estimated fair value of the future payments is $93,121 (2003 - $99,874).

5. Capital

The company was incorporated on April 10, 2003 as a wholly owned subsidiary of Fairfax. Prior to the closing of the company’s initial public offering on May 28, 2003, the issued and outstanding shares of Fairfax’s wholly owned Canadian insurance subsidiaries, Lombard, Commonwealth, Markel and Federated and a portion of Fairfax’s investment in Hub were contributed to the company as part of a reorganization that included issuance to Fairfax and commonly controlled entities of 37,451,306 common shares of the company and a promissory note for $170,000. The issuance of 13,400,000 common shares pursuant to the initial public offering increased the number of the company’s outstanding common shares to 50,851,306. Gross proceeds of the initial public offering were $201,000. Net proceeds to the company, after repayment of the $170,000 reorganization promissory note to Fairfax and payment of underwriters’ fees and expenses of the offering totaling $13,289 were $17,711. Upon the exercise of the underwriters’ over-allotment option on June 10, 2003, Fairfax and its affiliates sold 1,340,000 common shares, decreasing Fairfax’s ownership to 36,111,306 common shares and leaving the company’s common shares outstanding unchanged at 50,851,306. On May 18, 2004, Fairfax and its affiliates completed a secondary offering of 6,000,000 common shares of Northbridge, reducing Fairfax’s ownership to 30,111,306.

The authorized capital consists of an unlimited number of common shares and an unlimited number of preferred shares, to be issued in a series, the rights and preferences of which may be established from time to time.

The capital table that follows reflects the combined issued and outstanding common and preferred shares and surplus of the entities included in these consolidated financial statements up to the time of the reorganization and initial public offering. Subsequent to the reorganization and initial public offering the table reflects the issued shares of the company.

					Contributed
	Preferred shares		Common Shares		Surplus	Total
	Number	$	Number	$	$	$

Balance, December 31, 2002	762,460	81,196	308,757	312,949	128,867	523,012
Issued	—	—	3,000	30,000	—	30,000

Balance, May 28, 2003 prior to reorganization and initial public offering	762,460	81,196	311,757	342,949	128,867	553,012

Balance, May 28, 2003 after reorganization and initial public offering	—	—	50,851,306	575,569	—	575,569
Amortization of options	—	—	—	—	95	95

Balance, December 31, 2003	—	—	50,851,306	575,569	95	575,664

Amortization of options	—	—	—	—	163	163

Balance, December 31, 2004	—	—	50,851,306	575,569	258	575,827

During 2003 and prior to the initial public offering Lombard issued 3,000 common shares to Fairfax for cash consideration of $30,000.

Earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the year.

6. Reinsurance

The company follows the policy of underwriting and reinsuring contracts of insurance which, depending on the type of contract, generally limits the liability of the individual insurance companies to a maximum amount on any one loss of $4,000. Reinsurance is generally placed on a quota share basis or on an excess of loss basis in several layers. Reinsurance does not, however, relieve the companies of their primary obligation to the policyholders.

The company has guidelines and a review process in place to assess the creditworthiness of the companies to which it cedes. The company makes specific provisions against reinsurance recoverable from companies considered to be in financial difficulty. In addition, a general allowance is recorded based upon analysis of historical recoveries, the level of allowance already in place and management’s judgment. As at December 31, 2004, the allowance for loss was $8,925 (2003 - $8,100).

During the year, the company ceded premiums earned and claims incurred as follows:

	Premiums earned		Claims incurred
	2004	2003	2004	2003

Reinsurance ceded to:
Related parties	319,779	397,560	210,556	229,032
Other	373,872	351,957	252,117	179,395

Total	693,651	749,517	462,673	408,427

The company ceded reinsurance to unregistered companies which have deposited cash or investments in trust accounts with a market value of $583,828 (2003 - $483,148) in respect of such reinsurance. The amounts deposited in trust have not been reflected in the balance sheet of the company.

7. Income Taxes

The company’s provision for (recovery of) income taxes is as follows:

	2004	2003

Current	98,800	88,350
Future	(12,122)	(4,200)

	86,678	84,150

The provision for income taxes differs from the statutory tax rate as certain sources of income are exempt from tax or are taxed at other than the statutory rate. A reconciliation of income tax calculated at the statutory tax rate with the income tax provision at the effective tax rate in the financial statements is summarized in the following table:

	2004	2003

Provision for income taxes at statutory income tax rate	89,564	91,043
Non-taxable investment income	(4,695)	(9,266)
Change in tax rate for future income taxes	(225)	2,282
Other	2,034	91

Provision for income taxes	86,678	84,150

Future income taxes comprise the following:

	2004	2003

Operating and capital losses	4,999	7,111
Claims discount	28,992	17,191
Unearned premium reserve	(92)	(600)
Investments	546	(10)
Pension and post retirement benefits	6,791	2,300
Initial public offering costs	3,094	4,227
Other	390	2,379

Future income taxes	44,720	32,598

Management expects that future income taxes will be realized in the normal course of operations.

8. Statutory Requirements

The insurance subsidiaries are subject to certain requirements and restrictions under insurance company legislation including minimum capital requirements and dividend restrictions.

At December 31, 2004, the insurance subsidiaries have a surplus of $308,393 in excess of the minimum supervisory requirement of 150%.

9. Contingencies and Commitments

In the normal course of business, the insurance subsidiaries are defendants in several damage suits and have been named as a third party in other suits. The uninsured exposure to the company is not considered to be material to the company’s financial position.

Unsecured letters of credit aggregating $9,202 (2003 - $35,000), have been issued upon application by the insurance subsidiaries and have been pledged as security for subsidiaries’ reinsurance balances, principally relating to reinsurance with companies under common control. These are unsecured letters of credit in addition to the secured letters of credit referred to in note 3.

The company has guaranteed bank loans, obtained by certain brokers, in the amount of $6,014, (2003 - $6,500).

10. Operating Leases

Future minimum commitments aggregating $89,950 at December 31, 2004 under operating leases relating to premises, automobiles and equipment for various terms up to ten years are as follows:

2005	14,871
2006	13,304
2007	11,912
2008	10,908
2009	10,682
Thereafter	28,273

11. Related Party Transactions and Balances

During the year, the following related party transactions occurred with companies under common control in the normal course of business on normal market terms:

a)	Obtained investment counseling and administration services from Fairfax and Hamblin Watsa Investment Counsel Ltd. (Hamblin Watsa). The cost of these services amounted to $7,277 (2003 - $3,505) and is included in investment income.

b)	Incurred expenses of $297 (2003 - $1,750) for services provided by Fairfax. The expenses are included in other expenses.

c)	Paid adjuster fees in the normal course of business and on normal market terms of $3,981 (2003 - $2,318) to Lindsey Morden Group, for adjusting claims. The fees are included in claims expense.

d)	Provided reinsurance coverage, assuming premiums of $12,698 (2003 - $10,517). The premiums are included in gross written premiums.

e)	Paid software development and intranet fees to MFXchange Holdings of $822 (2003 - $4,455).

f)	Paid broker commissions to Hub, an entity subject to significant influence, of $26,825 (2003 - $28,199).

g)	Received reinsurance commissions of $67,123 (2003 $52,658) from CRC (Bermuda) Limited.

h)	Paid $1,923 (2003 - $1,680) to The Sixty Three Foundation, a registered charitable foundation established by Fairfax, through which the Fairfax group of companies make charitable donations in Canada.

At December 31, 2004, $26,419 (2003 - $842) was receivable from related parties and is included in accounts receivable and other.

At December 31, 2004, $18,302 (2003 - $11,944) was receivable from related parties and is included in paid losses receivable.

In 2004, the company entered into an agreement with Fairfax pursuant to which Fairfax transferred part of its liability for Part VI.1 tax under the Income Tax Act (Canada) for each of the 2003 and 2004 taxation years to the company for consideration equal to any costs incurred and benefits foregone by the company. As a result of assuming Part VI.1 tax of $5,200 (2003) and $5,162 (2004), the company became entitled to an additional tax deduction equal to three times the amount of Part VI. 1 tax paid for each of its 2003 and 2004 taxation years. This tax deduction reduced federal Part I tax and Alberta, Ontario and Quebec provincial income tax otherwise payable by the company.

12. Segmented Information

The company is primarily engaged in property and casualty insurance and the reportable segments are considered to be the underwriting results of the company’s individual subsidiaries which are separately managed.

   a)   Lines of business segments

For the Year Ended December 31, 2004	Lombard	Commonwealth	Markel	Federated	Total

Gross premiums written	1,021,767	466,692	287,381	160,795	1,936,635
Net premiums written	715,254	201,412	233,010	100,718	1,250,394
Net premiums earned	705,524	198,776	225,170	96,564	1,226,034

Claims	423,435	131,225	145,524	62,014	762,198
Operating expenses	79,992	31,650	33,365	25,471	170,478
Commissions, net	91,712	(14,918)	15,051	(2,060)	89,785
Premium taxes	32,972	6,135	9,063	4,704	52,874

	628,111	154,092	203,003	90,129	1,075,335

Underwriting results	77,413	44,684	22,167	6,435	150,699
Interest and dividends					79,519
Net realized gains on investments					29,511
Other costs					(10,827)

Earnings before income taxes					248,902
Taxes					86,678

Net earnings					162,224

Total identifiable assets	2,136,570	1,245,511	633,640	397,600	4,413,321
Other					10,693

Total assets					4,424,014

For the Year Ended December 31, 2003	Lombard	Commonwealth	Markel	Federated	Total

Gross premiums written	966,173	488,555	261,163	145,867	1,861,758
Net premiums written	702,473	183,932	152,853	93,527	1,132,785
Net premiums earned	621,261	164,476	126,390	80,737	992,864

Claims	393,449	111,887	92,386	52,855	650,577
Operating expenses	82,021	32,766	21,191	21,219	157,197
Commissions, net	82,192	(12,899)	(1,525)	(944)	66,824
Premium taxes	28,934	4,714	6,916	3,900	44,464

	586,596	136,468	118,968	77,030	919,062

Underwriting results	34,665	28,008	7,422	3,707	73,802
Interest and dividends					74,580
Net realized gains on investments					94,925
Other costs					(6,200)

Earnings before income taxes					237,107
Taxes					84,150

Net earnings					152,957

Total identifiable assets	1,739,350	1,075,505	531,125	332,329	3,678,309
Other					11,015

Total assets					3,689,324

b)	Geographic segments

		2004			2003
For the Years Ended December 31,	Canada	US & Other	Total	Canada	US & Other	Total

Gross premiums written	1,623,788	312,847	1,936,635	1,523,419	338,339	1,861,758
Net premiums written	1,119,055	131,339	1,250,394	1,014,461	118,324	1,132,785
Net premiums earned	1,091,228	134,806	1,226,034	882,522	110,342	992,864

Claims	656,894	105,304	762,198	571,520	79,057	650,577
Operating expenses	149,847	20,631	170,478	135,222	21,975	157,197
Commissions, net	94,166	(4,381)	89,785	75,040	(8,216)	66,824
Premium taxes	52,179	695	52,874	43,884	580	44,464

	953,086	122,249	1,075,335	825,666	93,396	919,062

Underwriting results	138,142	12,557	150,699	56,856	16,946	73,802
Investment income	104,139	4,891	109,030	142,626	26,879	169,505
Other	(10,827)	—	(10,827)	(6,200)	—	(6,200)

Earnings before income taxes	231,454	17,448	248,902	193,282	43,825	237,107

Total assets	3,844,592	579,422	4,424,014	3,065,126	624,198	3,689,324

Geographic premiums are determined based on the domicile of the various subsidiaries.

      c) Gross premiums written, by product line segments

	2004	2003

Commercial:
Property	645,082	678,708
Automobile	581,029	515,739
General Liability	378,240	306,105
Life and Health	23,557	21,739
Other	73,739	70,679
Personal:
Property	72,501	75,187
Automobile	162,487	193,601

Total	1,936,635	1,861,758

13. Fair Value

Information on the fair values of financial instruments of the company, including where those values differ from their carrying values in the financial statements at December 31, 2004, include:

			Estimated Fair
	Note Reference	Carrying Value	Value

Investments	3	2,110,649	2,290,168
Provision for claims	4	2,089,778	2,054,372
Unpaid claims recoverable from reinsurers	4	904,512	887,134

Discounted amounts calculated in accordance with generally accepted actuarial methods in Canada have been used as an approximation of the fair value of provision for claims and unpaid claims recoverable from reinsurers.

The amounts above do not include the fair value of underlying lines of business. While fair value amounts are designed to represent estimates of the amounts at which instruments could be exchanged in current transactions between willing parties, certain of the company’s financial instruments lack an available trading market. Therefore, these instruments have been valued on a going concern basis. These fair values have not been reflected in the financial statements.

14. Pension Plan

The companies have a number of funded and unfunded defined benefit plans, as well as defined contribution plans, that provide pension, other retirement and post-retirement benefits to most employees. The defined benefit pension plans are non-contributory and are based on years of service and final average earnings.

Other retirement benefit plans are non-contributory extended health care, dental care insurance for which the companies pay 50% of the premium cost and optional life insurance on a contributory basis.

Total Cash Payments

Total cash payments for employee future benefits for 2004, consisting of cash payments for the defined contribution plans, cash payments to beneficiaries for the unfunded pension plans, and cash payments to service providers for health and dental benefits, was $1,900 (2003 - $2,157).

Defined Benefit Plans

The companies measure their accrued benefit obligations and the fair value of plan assets for accounting purposes as at December 31 of each year. The most recent actuarial valuation of the pension plans for funding purposes was as of January 1, 2003 and the next required valuation will be as of January 1, 2005.

Defined Benefit Plan Obligations

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Accrued benefit obligation
Balance at beginning of year	122,488	108,128	12,594	10,171
Current service cost	3,625	3,513	727	424
Interest cost	7,751	6,860	936	663
Benefits paid	(5,764)	(6,005)	(302)	(363)
Actuarial losses	8,819	7,553	3,578	1,699
Plan amendments	2,536	2,439	—	—

Balance at end of year	139,455	122,488	17,533	12,594

Defined Benefit Plan Assets

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Fair value of plan assets
Balance at beginning of year	124,113	117,372	—	—
Actual return on plan assets	11,214	12,492	—	—
Employer contributions	30	254	302	363
Employee contributions	23	—	—	—
Benefits paid	(5,764)	(6,005)	(302)	(363)

Balance at end of year	129,616	124,113	—	—

Plan assets consist of:

	Percentage of Plan Assets
	2004	2003

Equity securities	18%	13%
Debt securities	80%	84%
Other	2%	3%

Total	100%	100%

Reconciliation of the funded status surplus (deficit) of the benefit plans to the amounts recorded in the financial statements

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Fair value of plan assets	129,616	124,113	—	—
Accrued benefit obligation	139,455	122,488	17,533	12,594

Funded status of plans – surplus (deficit)	(9,839)	1,625	(17,533)	(12,594)
Unamortized net actuarial loss	4,193	2,884	6,368	3,004
Unamortized past service costs	2,429	2,439	—	—
Unamortized transitional obligation	(9,330)	(8,867)	5,300	5,654

Accrued benefit asset (liability)	(12,547)	(1,919)	(5,865)	(3,936)

The accrued benefit asset (liability), is included in the company’s balance sheet as follows:

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Other assets	—	89	—	—
Accounts payable and accrued liabilities	(12,547)	(2,008)	(5,865)	(3,936)

Total	(12,547)	(1,919)	(5,865)	(3,936)

Plans with accrued benefit obligations in excess of plan assets

Included in the accrued benefit obligation and fair value of plan assets at year end are the following amounts in respect of plans that are not fully funded:

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Accrued benefit obligation	23,955	15,102	17,533	12,594
Fair value of plan assets	—	—	—	—

Funded and Unfunded plans status-total plan deficit	(23,955)	(15,102)	(17,533)	(12,594)

Elements of defined benefit costs recognized in the year

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Current service cost, net of employee contributions	3,625	3,513	727	424
Interest cost	7,751	6,860	936	663
Actual return on plan assets	(11,214)	(12,492)	—	—
Actuarial losses	8,819	7,533	3,578	1,699
Plan amendments	(117)	223	—	—

Elements of employee future benefits cost before adjustments to recognize the long term nature of employee future benefits costs	8,864	5,657	5,241	2,786

Adjustments to recognize the long term nature of employee future benefits costs:
Difference between expected return and actual return on plan assets for year	3,321	4,986	—	—
Difference between actuarial (gain) loss recognized for the year and actual actuarial (gain) loss on accrued benefit obligation for year	(4,630)	(7,528)	(3,364)	(1,684)
Difference between amortization of past service costs for year and actual plan amendments for year	2,640	(207)	—	—
Amortization of the transitional obligation	463	(996)	354	354

Defined benefit costs recognized	10,658	1,912	2,231	1,456

Significant assumptions

The significant assumptions used are as follows (weighted average):

	Pension Benefit Plans		Other Benefit Plans
	2004	2003	2004	2003

Accrued benefit obligation as of December 31:
Discount rate	5.6%	5.9%	5.8%	6.0%
Rate of compensation increase	3.9%	4.1%	4.0%	4.0%

Benefit costs for years ended December 31:
Discount rate	5.9%	6.4%	6.0%	6.5%
Expected long term rate of return on plan assets	7.4%	7.4%	—	—
Rate of compensation increase	4.1%	4.1%	4.0%	4.0%

Assumed health care cost trend rates at December 31:
Initial health care cost trend rate			10.0%	8.0%
Cost trend rate declines to			5.0%	4.5%
Year that the rate reaches the rate it is assumed to remain at			2014	2005

Sensitivity analysis

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2004:

	Increase	Decrease

Total of service and interest costs	327	(254)
Accrued benefit obligation	3,039	(2,045)

Defined contribution and other plans

The total cost recognized for the companies’ defined contribution plans is as follows:

	2004	2003

Plans providing pension benefits	1,568	1,544
Plans providing other benefits	—	—

Total	1,568	1,544

15. Equity Compensation Plan

The company has adopted an equity compensation plan under which stock-related awards may be made to senior officers and directors of the company and its subsidiaries. The company’s accounting policy is to recognize the fair value of stock-based compensation as an expense over the period in which entitlement to the compensation vests. Awards granted under the plan are options to purchase shares from treasury or outstanding shares. Any option granted on outstanding common shares will be made by an affiliate of the company. The exercise price of an option granted shall not be less than the market price on the date of the grant.

On May 28, 2003 the company granted options exercisable for 266 common shares at an exercise price of $15.00 per share. The maximum option term is ten years and the options vest 50% over five years and 50% over ten years. No options were exercised or forfeited and none expired from the date of grant through to December 31, 2004. The aggregate fair value of options granted of $1,141 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend rate of $0.60 per share, (ii) expected volatility of 28.92%, (iii) risk-free rate of 3.89% for five years and 4.56% for ten years and (iv) life expectancy of five and ten years. For the year ended December 31, 2004 non-cash stock option compensation of $163 (2003 - $95) was expensed with an offsetting credit to contributed surplus.

On December 8, 2004 the company granted options exercisable for 52 common shares at an exercise price of $28.50 per share. The maximum option term is ten years and the options vest 50% over five years and 50% over ten years. No options were exercised or forfeited and none expired from the date of grant through to December 31, 2004. The aggregate fair value of options granted of $364 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend rate of $0.60 per share, (ii) expected volatility of 22.40%, (iii) risk-free rate of 3.62% for five years and 4.26% for ten years and (iv) life expectancy of five and ten years. For the year ended December 31, 2004 non-cash stock option compensation of $3 was expensed with an offsetting credit to accounts payable and accrued liabilities.

16. Agreement to Sell Federated Life

In May of 2004 the company, through its directly wholly-owned subsidiary Federated Holdings of Canada Ltd., entered into an agreement to sell its subsidiary Federated Life Insurance Company of Canada. Subject to the receipt of regulatory approvals under the Insurance Companies Act (Canada) and the Competition Act (Canada), the transaction is expected to close in the company’s first quarter of fiscal 2005. The $20,000 sale price will generate a pre-tax gain on sale of approximately $4,000.

17. U.S. GAAP Reconciliation

The consolidated financial statements of the company have been prepared in accordance with Canadian GAAP, which are different in some respects from those applicable in the United States, as described below.

Consolidated Statement of Earnings

For the years ended December 31, 2004 and 2003, the significant difference between consolidated net earnings under Canadian GAAP and consolidated net earnings under U.S. GAAP is as follows:

Under Canadian GAAP, declines in fair values are generally presumed to be other than temporary if they have persisted over a period of time and factors indicate that recovery is uncertain. Under U.S. GAAP, securities are written down to quoted market value when there is an initial indication that the decline is other than temporary.

The following shows the net earnings in accordance with U.S. GAAP:

	2004	2003

Net earnings, Canadian GAAP	162,224	152,957
Other than temporary declines	—	(10,629)
Tax effect	—	4,081

Net earnings, U.S. GAAP	162,224	146,409
Other comprehensive income (1)	34,465	6,644

Comprehensive income, U.S. GAAP	196,689	153,053

Net earnings per share, U.S. GAAP	$3.87	$3.07
Net earnings per diluted share, U.S. GAAP	$3.86	$3.07

(1)	Consists of the change in the mark to market valuation of investments of $39,044 (2003 - $16,077) and the change in the currency translation adjustment amount of ($4,579) (2003 - ($9,433)).

Consolidated Balance Sheets

Under Canadian GAAP, investments are carried at cost or amortized cost with a provision for declines in value which are considered to be other than temporary. Under U.S. GAAP, unrealized gains or losses on available for sale investments are recorded in a component of shareholders’ equity.

The following shows the balance sheet amounts in accordance with U.S. GAAP, setting out individual amounts where different from the amounts reported under Canadian GAAP:

	2004	2003

Assets
Subsidiary cash and short term investments	324,620	421,517
Bonds	969,300	786,280
Preferred stocks	155,350	177,834
Common stocks	637,010	398,260
Investments pledged for securities sold but not yet purchased	339,872	—
All other assets	2,105,840	1,968,136

	4,531,992	3,752,027

Liabilities
Future income taxes	10,226	3,995
All other liabilities	3,562,347	2,954,953

	3,572,573	2,958,948
Shareholders’ equity	959,419	793,079

	4,531,992	3,752,027

The difference in consolidated shareholders’ equity is as follows:

	2004	2003

Shareholders’ equity based on Canadian GAAP	861,667	734,371
Other comprehensive income	104,300	65,256
Cumulative reduction in net earnings under U.S. GAAP	(6,548)	(6,548)

Shareholders’ equity based on U.S. GAAP	959,419	793,079

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires the company to disclose items of other comprehensive income in a financial statement and to disclose accumulated balances of other comprehensive income in the equity section of financial statements. Other comprehensive income includes (besides the currency translation account, which is disclosed under Canadian GAAP) unrealized gains and losses on investments, as follows:

	2004	2003

Unrealized gain on investments available for sale	163,327	105,930
Related future income taxes	(59,027)	(40,674)

	104,300	65,256

Statement of Cash Flows

There are no significant differences on the statement of cash flows under U.S. GAAP as compared to Canadian GAAP.

New Accounting Standards Not Yet Adopted

In January 2005, the Canadian Institute of Chartered Accountants published four new sections: Section 1530, “ Comprehensive Income”; Section 3251, “Equity”; Section 3855, “Financial Instruments – Recognition and Measurement”, and Section 3865, “Hedges”. These new standards regarding recognition and measurement of financial instruments, hedging and comprehensive income have been created to harmonize with the generally accepted accounting policies already used in the United States. These new standards have to be adopted by the company at the latest for the period beginning January 1, 2007, but early adoption is encouraged. The company is presently evaluating the impact of these new standards.

18. Comparative Figures

Certain comparative figures have been reclassified to be consistent with the current year’s presentation.