Form 10-Q
period 2005-06-30
CRUM & FORSTER HOLDINGS CORP
filed 2005-07-29
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
June 30, 2005	333-84068
Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 28, 2005
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,090,847 and $2,062,246 in 2005 and 2004, respectively)	$2,084,926	$2,039,846
Equity securities, at fair value (cost of $449,719 and $378,598 in 2005 and 2004, respectively)	565,200	455,153
Other invested assets	385,927	293,406

Total investments	3,036,053	2,788,405
Cash and cash equivalents	300,656	429,205
Assets pledged for short-sale obligations	496,375	277,899
Premiums receivable	242,578	263,420
Reinsurance recoverable	1,609,390	1,609,013
Reinsurance recoverable from affiliates	229,008	195,799
Prepaid reinsurance premiums	33,488	35,142
Deferred income taxes	145,235	173,957
Deferred policy acquisition costs	71,868	75,006
Other assets	119,813	183,795

Total assets	$6,284,464	$6,031,641

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,395,547	$3,356,213
Unearned premiums	510,428	528,592
Accounts payable and other liabilities	273,963	255,772
Funds held under reinsurance contracts	275,223	277,296
Deferred income on retroactive insurance	215,979	223,360
Short-sale obligations	315,668	217,378
Long-term debt	292,147	291,841

Total liabilities	5,278,955	5,150,452

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	100,941	55,875
Retained earnings	163,575	84,321

Total shareholder’s equity	1,005,509	881,189

Total liabilities and shareholder’s equity	$6,284,464	$6,031,641

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
REVENUES
Premiums earned	$241,980	$225,763	$473,534	$453,302
Investment income	33,721	25,102	68,378	43,281
Realized investment gains	57,994	9,601	72,244	47,334

Total revenues	333,695	260,466	614,156	543,917

EXPENSES
Losses and loss adjustment expenses	162,537	159,264	316,170	321,401
Policy acquisition costs	34,342	31,167	64,756	61,878
Other underwriting expenses	32,232	31,981	65,627	64,491
Interest expense	8,225	8,287	16,449	16,726
Other expense, net	1,888	4,630	3,196	5,566

Total expenses	239,224	235,329	466,198	470,062

Income before income taxes and equity in earnings of investees	94,471	25,137	147,958	73,855
Income tax expense	31,593	8,707	49,958	25,654

Income before equity in earnings of investees	62,878	16,430	98,000	48,201
Equity in earnings of investees, net of tax	4,321	2,661	8,754	6,044

NET INCOME	$67,199	$19,091	$106,754	$54,245

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	55,875	43,496
Unrealized investment gains (losses), net of transfers to realized investment gains (losses)	47,804	(73,412)
Foreign currency translation	(2,738)	(2,976)

Balance, end of period	100,941	(32,892)

RETAINED EARNINGS
Balance, beginning of period	84,321	121,626
Net income	106,754	54,245
Dividends to shareholder	(27,500)	(61,500)

Balance, end of period	163,575	114,371

TOTAL SHAREHOLDER’S EQUITY	$1,005,509	$822,472

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
NET INCOME	$67,199	$19,091	$106,754	$54,245

Change in components of other comprehensive income for the period, before tax:
Unrealized investment gains (losses)	94,272	(84,043)	73,546	(112,941)
Foreign currency translation	(2,391)	(2,952)	(4,212)	(4,579)

Other comprehensive income (loss) for the period, before tax	91,881	(86,995)	69,334	(117,520)

Deferred income tax (expense) benefit for the period:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(32,997)	29,416	(25,742)	39,529
Deferred income tax benefit from foreign currency translation	837	1,033	1,474	1,603

Total deferred income tax (expense) benefit for the period	(32,160)	30,449	(24,268)	41,132

Other comprehensive income (loss) for the period, net of tax	59,721	(56,546)	45,066	(76,388)

COMPREHENSIVE INCOME (LOSS)	$126,920	$(37,455)	$151,820	$(22,143)

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$106,754	$54,245
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(853)	(3,553)
Realized investment gains	(72,244)	(47,334)
Earnings of equity method investees	(21,532)	(7,737)
Depreciation and amortization	1,717	2,662
Deferred income tax expense (benefit)	4,456	(3,595)
Other non-cash net income adjustments	7,300	8,930
Changes in:
Premiums receivable	17,092	18,045
Reinsurance recoverable	(46,590)	11,979
Prepaid reinsurance premiums	1,654	597
Deferred policy acquisition costs	3,138	(77)
Other assets	20,655	32,298
Unpaid losses and loss adjustment expenses	39,334	14,253
Unearned premiums	(18,164)	(10,414)
Accounts payable and other liabilities	24,704	(19,600)

Net cash from operating activities	67,421	50,699

INVESTING ACTIVITIES
Purchases of fixed income securities	(1,507,868)	(2,759,163)
Proceeds from sales of fixed income securities	1,445,643	1,193,686
Proceeds from maturities of fixed income securities	1,245	100
Purchases of equity securities	(127,213)	(145,432)
Proceeds from sales of equity securities	94,658	12,654
Purchases of other invested assets	(71,294)	(94,378)
Proceeds from sales of other invested assets	1,303	6,821
Proceeds from short-sale obligations	100,013	—
Cash pledged for short-sale obligations	(104,722)	—
Purchases of fixed assets	(235)	(2,190)

Net cash from investing activities	(168,470)	(1,787,902)

FINANCING ACTIVITIES
Dividends to shareholder	(27,500)	(61,500)
Deferred financing costs	—	(974)

Net cash from financing activities	(27,500)	(62,474)

Net change in cash and cash equivalents	(128,549)	(1,799,677)
Cash and cash equivalents, beginning of period	429,205	2,081,878

Cash and cash equivalents, end of period	$300,656	$282,201

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,563	$15,842

Cash paid to parent for income taxes	$25,568	$46,695

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
1.	Organization and Basis of Presentation

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005.

The interim financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2005 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
2.	Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross unpaid losses and LAE, beginning of period	$3,388,400	$3,164,997	$3,356,213	$3,178,166
Less ceded unpaid losses and LAE	1,396,385	1,291,004	1,360,996	1,321,004

Net unpaid losses and LAE, beginning of period	1,992,015	1,873,993	1,995,217	1,857,162

Losses and LAE incurred related to:
Current period	169,602	159,925	328,504	316,484
Prior years	(7,065)	(661)	(12,334)	4,917

Total losses and LAE incurred	162,537	159,264	316,170	321,401

Losses and LAE paid related to:
Current period	30,351	25,383	39,331	35,122
Prior years	129,557	116,296	277,412	251,863

Total losses and LAE paid	159,908	141,679	316,743	286,985

Net unpaid losses and LAE, end of period	1,994,644	1,891,578	1,994,644	1,891,578
Add ceded unpaid losses and LAE	1,400,903	1,300,841	1,400,903	1,300,841

Gross unpaid losses and LAE, end of period	$3,395,547	$3,192,419	$3,395,547	$3,192,419

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

June 30, 2005
Ceded unpaid losses and LAE in the table above	$1,400,903

Reconciling items:
Reinsurance receivable on paid losses and LAE	52,506
Premiums paid for retroactive reinsurance	190,520
Deferred income on retroactive reinsurance	215,979
Loss sensitive cession[1]	(21,510)

Total reconciling items	437,495

Reinsurance recoverable on the consolidated balance sheet	$1,838,398

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$499,520	$469,253	$522,685	$495,195
Less ceded unpaid losses and ALAE	106,492	113,750	113,891	128,787

Net unpaid losses and ALAE, beginning of period	393,028	355,503	408,794	366,408
Net losses and ALAE incurred	—	—	—	517
Net paid losses and ALAE	17,297	18,732	33,063	30,154

Net unpaid losses and ALAE, end of period	375,731	336,771	375,731	336,771
Add ceded unpaid losses and ALAE	104,798	114,702	104,798	114,702

Gross unpaid losses and ALAE, end of period	$480,529	$451,473	$480,529	$451,473

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Environmental
Gross unpaid losses ALAE, beginning of period	$114,630	$138,593	$123,353	$130,511
Less ceded unpaid losses and ALAE	36,457	42,418	38,190	31,675

Net unpaid losses and ALAE, beginning of period	78,173	96,175	85,163	98,836
Net losses and ALAE incurred	—	—	—	7
Net paid losses and ALAE	3,069	14,526	10,059	17,194

Net unpaid losses and ALAE, end of period	75,104	81,649	75,104	81,649
Add ceded unpaid losses and ALAE	38,349	39,421	38,349	39,421

Gross unpaid losses and ALAE, end of period	$113,453	$121,070	$113,453	$121,070

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress and mold of $19,204 and $22,024, net of reinsurance, as of June 30, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
4.	Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Premiums written:
Direct	$257,079	$254,457	$543,098	$537,068
Assumed from other companies, pools or associations	7,051	3,578	9,475	6,903
Ceded to other companies, pools or associations	(46,506)	(45,435)	(95,549)	(100,486)

Net premiums written	$217,624	$212,600	$457,024	$443,485

Premiums earned:
Direct	$283,534	$272,015	$562,390	$546,935
Assumed from other companies, pools or associations	5,733	3,999	8,347	7,450
Ceded to other companies, pools or associations	(47,287)	(50,251)	(97,203)	(101,083)

Premiums earned	$241,980	$225,763	$473,534	$453,302

The components of the Company’s total reinsurance recoverable are summarized as follows:

	June 30,	December 31,
	2005	2004
Reinsurance recoverable on unpaid losses and LAE	$1,785,892	$1,753,366
Reinsurance receivable on paid losses and LAE	52,506	51,446

Total reinsurance recoverable	$1,838,398	$1,804,812

Corporate Aggregate Reinsurance
The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk reinsurance”). The Company also purchases reinsurance to limit its exposure from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (“corporate aggregate reinsurance”). The Company’s corporate aggregate reinsurance contracts cover or covered, in varying amounts and on varying terms, accident years 2002 and prior and provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development coverage, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under retroactive and prospective reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recoverceded losses and LAE from its reinsurers as it settles the related claims, which may occur over many years. Retroactive and prospective reinsurance contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and generally provide that interest is charged to the Company, for the benefit of there insurers, on any premiums withheld.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Investment income	$(4,036)	$(3,941)	$(8,923)	$(6,216)
Losses and LAE	(3,691)	(2,795)	(7,381)	(4,536)

Increase (decrease) in income before income taxes	$(345)	$(1,146)	$(1,542)	$(1,680)

As of June 30, 2005, reinsurance recoverable includes $433,069 and $455,508 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively. Of the $888,577 in reinsurance recoverable related to corporate aggregate reinsurance, $503,589 has been recognized to date as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Prospective Corporate Aggregate Reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ceded losses and LAE	$—	$—	$—	$—
Less: funds held interest	1,159	1,589	2,424	3,228

Increase (decrease) in income before income taxes	$(1,159)	$(1,589)	$(2,424)	$(3,228)

The Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer covering accident year 2000, which provided coverage of $118,493 and has been fully utilized by the Company. There were no premiums or losses ceded pursuant to the contract during the three and six months ended June 30, 2005. As of June 30, 2005 and December 31, 2004, the Company had reinsurance recoverable balances of $65,569 and $76,547, respectively, related to this agreement.

Retroactive Corporate Aggregate Reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	1,677

Income deferred during the period	—	—	—	(1,677)
Amortization of deferred income	(3,691)	(2,795)	(7,381)	(4,536)

Change in deferred income	(3,691)	(2,795)	(7,381)	(6,213)
Deferred income on retroactive reinsurance—beginning of period	219,670	177,106	223,360	180,524

Deferred income on retroactive reinsurance—end of period	$215,979	$174,311	$215,979	$174,311

Funds held interest charged during the period	$2,877	$2,352	$6,499	$2,988

For additional information on the Company’s retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5.	Investments and Short-Sale Obligations

During the three months ended June 30, 2005, Crum & Forster purchased approximately $31,000 of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries, bringing the total amount of credit default swaps purchased in the first half of 2005 to approximately $52,000. These credit default swaps serve as hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate. As of June 30, 2005 and December 31, 2004, the fair value of the Company’s credit default swaps was $59,331 and $4,224, respectively. For the three and six months ended June 30, 2005, the Company recorded net realized investment gains of $2,982 and $3,450, respectively, as a result of changes in the fair value of the credit default swaps. For the three and six months ended June 30, 2004, the Company recorded net realized investment losses of $351 and $33, respectively, as a result of changes in the fair value of the credit default swaps.

On June 3, 2005, Advent Capital (Holdings) PLC (“Advent”), an affiliate of Crum & Forster, completed a public offering of its common stock. Crum & Forster purchased its pro-rata share equal to $8,321 in the offering and, accordingly, suffered no dilution of its 11.4% ownership interest. Concurrent with the offering, Advent’s common stock was listed for trading on the Alternative Investment Market of the London Stock Exchange. The Company’s investment in Advent is carried at fair value and included in equity securities on the consolidated balance sheet. As of June 30, 2005 and December 31, 2004, the fair value of the Company’ investment in Advent was $16,857 and $14,036 respectively.

In January 2005, Crum & Forster invested an additional $10,000 in Pacific Century Fund I (“Pacific”), a fund wholly owned by Fairfax affiliates, bringing the total investment in Pacific to $20,000. The Company owned approximately 40% of Pacific as of June 30, 2005 and its carrying value was $20,538. The investment in Pacific is included in other invested assets on the consolidated balance sheets.

As an economic hedge against a decline in the U.S. equity markets, the Company executed short sales of Standard & Poor’s Depositary Receipts (“SPDRs”) in July 2004 and January 2005 totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60,000. The total cost of the Options was $8,217. Both the obligations to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. For the three and six months ended June 30, 2005, the change in the fair value of the SPDRs obligation amounted to a loss of $2,968 and a gain of $1,723, respectively. For the three and six months ended June 30, 2005, the change in the fair value of the Options amounted to a loss of $1,449 and $5,129, respectively. The net change in the fair value of the SPDRs obligation and the Options is included in realized investment gains on the consolidated statements of income.

The fair values of the SPDRs obligation and the Options at June 30, 2005 amounted to a liability of $315,668 and an asset of $5,482, respectively. The Company also incurs additional expense in an amount equal to the dividend earnings on the SPDRs sold. Dividend earnings on the SPDRs amounted to $1,292 and $2,530, respectively, for the three and six months ended June 30, 2005 and are included as an investment expense on the consolidated statements of income. In connection with these SPDRs transactions, the Company has pledged cash and U. S. Treasury securities as collateral for the obligation to purchase the SPDRs. As of June 30, 2005, the fair value of the assets pledged for the future purchase of the SPDRs totaled $496,375. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets.

In December 2004, the Company entered into a four-month swap transaction whereby the Company received the total equity return on a publicly traded security in exchange for payment of a stated return tied to LIBOR. In March 2005, the Company terminated this swap transaction. For the three months ended March 31, 2005, the Company recorded a net loss of $2,614, which was included in realized investment gains on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6.	Commitments and Contingencies

In the ordinary course of their business, Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos, environmental and other latent exposures and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and related reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

In addition, the Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it should be noted that the frequency of large damage awards in some jurisdictions, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given matter.

7.	Segment Reporting
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Workers’ compensation	$76,939	$67,046	$148,275	$134,950
General liability	52,312	49,957	101,619	100,280
Property	49,166	49,763	97,158	101,708
Commercial automobile	45,959	43,353	91,050	85,352
Commercial multi-peril	11,504	10,391	23,028	20,553
Surety	6,100	5,253	12,404	10,459

Total premiums earned	$241,980	$225,763	$473,534	$453,302

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$57,643	74.9%	$56,872	84.8%	$122,771	82.8%	$110,821	82.1%
General liability	36,595	70.0%	34,069	68.2%	68,959	67.9%	71,007	70.8%
Property	30,635	62.3%	27,391	55.0%	46,877	48.2%	62,185	61.1%
Commercial automobile	19,923	43.3%	33,285	76.8%	46,364	50.9%	63,836	74.8%
Commercial multi-peril	951	8.3%	6,135	59.0%	7,461	32.4%	10,384	50.5%
Surety	16,790	275.2%	1,512	28.8%	23,738	191.4%	3,168	30.3%

Total losses and LAE	$162,537	67.2%	$159,264	70.5%	$316,170	66.8%	$321,401	70.9%

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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.

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
The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005.
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
Other Than Temporary Declines In Value of Investments
Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time is outweighed by evidence to the contrary. Recognition of impairment losses for declines in the value of fixed income and equity securities is based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, current and expected future market and economic conditions, the impact of issuer-specific events, the nature of the investment, the severity and duration of the impairment and the volatility of the security’s market price. For fixed income securities, management also considers the Company’s ability and intent to hold the investment for a period of time sufficient to allow a market recovery, or to maturity, in the process of evaluating whether a security with an unrealized loss has suffered an other than temporary decline.

As of June 30, 2005, the Company had gross unrealized losses on available-for-sale fixed income and equity securities of $75,865. For the three months ended June 30, 2005, the Company did not record any other than temporary impairments. For the six months ended June 30, 2005, the Company recorded $3,889 in other than temporary impairments. No other than temporary impairments were recorded for the six months ended June 30, 2004. See “Liquidity and Capital Resources — Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluations of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and with Crum & Forster companies specifically.
As of June 30, 2005 and December 31, 2004, reinsurance recoverable was $1,838,398 and $1,804,812, net of reserves for uncollectible reinsurance of $37,780 and $40,930, respectively. The provision for uncollectible reinsurance for the three and six months ended June 30, 2005 was $1,000 and $2,000 respectively. While management believes the allowance for uncollectible reinsurance is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
As of June 30, 2005, there were no valuation allowances against the Company’s gross deferred tax assets of $239,054. Should the assumptions of future profitability change or the taxable income of these entities fall below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and overlooked market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,000 producers located throughout the United States. The Company’s two largest producers accounted for approximately 10% and 6% of gross premiums written for the six months ended June 30, 2005.

The profitability of property and casualty insurance companies is primarily determined by their underwriting results and investment performance. Underwriting results are the net result of a company’s premiums earned and amounts paid, or expected to be paid, to settle insured claims and policy acquisition costs and other underwriting expenses. The insurance business is unique in that premiums charged for insurance coverage are set without certainty of the ultimate claim costs to be incurred on a given policy. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts or premiums received. The ultimate adequacy of premium rates is affected, at the time the risk is priced, by industry capacity and other competitive conditions that exert downward pressure on rates and, after the risk is priced, by the severity and frequency of claims, which are influenced by many factors, including natural and man-made disasters, regulatory measures and court decisions that define and expand the extent of coverage.
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
The property and casualty insurance business is cyclical and is influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. Market competition intensified throughout 2004, particularly in the third and fourth quarters, and this trend has continued through the first half of 2005. Renewal pricing in the Company’s casualty lines declined in the third and fourth quarters of 2004 and continued to decline through the first half of 2005, resulting in a price decrease of approximately 4% in the six months ended June 30, 2005 as compared to a renewal price increase of approximately 8% in the six months ended June 30, 2004. Renewal pricing in the Company’s property lines declined by approximately 7% in the six months ended June 30, 2005 compared with price decreases of approximately 6% in the same prior year period. New business for the first half of 2005 declined by approximately 12% in the casualty lines and 2% in the property lines as compared to new business written in the first half of 2004. The Company’s overall renewal retention rate has remained relatively stable at 62% for the six months ended June 30, 2005, but growth in premiums has been favorably affected by a higher premium base available for renewal. particularly in certain casualty lines in certain regions of the country. Accordingly, the Company believes opportunities for profitable growth will be limited and gross premiums written may decline relative to prior year in the second half of 2005.
Management expects market conditions to become increasingly competitive in the remainder of 2005, particularly in certain casualty lines in certain regions of the country. Accordingly, the Company believes opportunities for profitable growth will be limited and gross premiums written may decline relative to prior year in the second half of 2005.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross premiums written	$264,130	$258,035	$552,573	$543,971

Net premiums written	$217,624	$212,600	$457,024	$443,485

Premiums earned	$241,980	$225,763	$473,534	$453,302
Losses and LAE	162,537	159,264	316,170	321,401
Underwriting expenses	66,574	63,148	130,383	126,369

Underwriting results	12,869	3,351	26,981	5,532
Investment income and realized investment gains	91,715	34,703	140,622	90,615
Interest and other expense	10,113	12,917	19,645	22,292

Income before income taxes and equity in earnings of investees	94,471	25,137	147,958	73,855
Income tax expense	31,593	8,707	49,958	25,654

Income before equity in earnings of investees	62,878	16,430	98,000	48,201
Equity in earnings of investees	4,321	2,661	8,754	6,044

Net income	$67,199	$19,091	$106,754	$54,245

Loss and LAE ratio	67.2%	70.5%	66.8%	70.9%
Underwriting expense ratio	27.5	28.0	27.5	27.9

Combined ratio	94.7%	98.5%	94.3%	98.8%

Net income for the three and six months ended June 30, 2005 was $67,199 and $106,754, respectively, as compared to $19,091 and $54,245, respectively, for the three and six months ended June 30, 2004. The increase in net income in both the three and six month periods was principally the result of higher investment income due to an increase in dividend income, higher realized investment gains attributable to the lower interest rate environment existing in the U.S. bond market and improved underwriting results. The combined ratio improved to 94.3% in the first six months of 2005 from 98.8% in the first six months of 2004 reflecting the aforementioned improved underwriting results arising from favorable prior year loss development and lower catastrophe losses.
Underwriting Results
Gross Premiums Written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended June 30,
	2005	2004	Increase/ (Decrease)	Percent Change
Workers’ compensation	$57,552	$61,032	$(3,480)	(5.7)%
General liability	67,607	59,557	8,050	13.5%
Property	73,035	74,026	(991)	(1.3)%
Commercial automobile	46,095	42,854	3,241	7.6%
Commercial multi-peril	12,988	12,545	443	3.5%
Surety	6,853	8,021	(1,168)	(14.6)%

Total gross premiums written	$264,130	$258,035	$6,095	2.4%

	Six Months Ended June 30,
	2005	2004	Increase/ (Decrease)	Percent Change
Workers’ compensation	$132,583	$136,604	$(4,021)	(2.9)%
General liability	137,603	129,773	7,830	6.0%
Property	144,463	137,157	7,306	5.3%
Commercial automobile	98,294	99,766	(1,472)	(1.5)%
Commercial multi-peril	24,326	24,891	(565)	(2.3)%
Surety	15,304	15,780	(476)	(3.0)%

Total gross premiums written	$552,573	$543,971	$8,602	1.6%

For the three and six months ended June 30, 2005, gross premiums written increased by approximately 2% over the three and six months ended June 30, 2004. Renewal retention rates declined for the three months ended June 30, 2005 and were stable for the six months ended June 30, 2005. Modest price decreases on renewal policies were experienced in both the three and six months ended June 30, 2005. New business was stable for the three months ended June 30, 2005 and declined by approximately 9% for the six months ended June 30, 2005; however, the growth in gross premiums written was favorably affected by a higher premium base available for renewal. As the market continues to soften and competitors are focused on production growth, new business growth and the retention of existing accounts has become very challenging.
Casualty Gross Premiums Written
For the three months ended June 30, 2005, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased over the three months ended June 30, 2004 by $7,811 or 4.8% primarily due to a higher premium base available for renewal, partially offset by lower renewal retention rates, price decreases on renewal policies and stable amounts of new business. For the six months ended June 30, 2005, casualty gross premiums written increased over the six months ended June 30, 2004 by $2,337 or 0.6% due to an increase in renewal retention rates and a higher premium base available for renewal, partially offset by price decreases on renewal policies and a reduction in new business.
Property Gross Premiums Written
For the three months ended June 30, 2005, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, decreased by $1,716 or 1.8% as compared to the three months ended June 30, 2004, primarily due to lower renewal retention rates, price decreases on renewal policies and stable amounts of new business. For the six months ended June 30, 2005, property gross premiums written increased by $6,265 or 3.5% as compared to the same prior year period, primarily due to an increase in the renewal retention rate and a higher proportion of primary property policies, partially offset by price decreases on renewal policies and a reduction in new business.
Net Premiums Written
For the three and six months ended June 30, 2005, net premiums written increased by $5,024, or 2.4%, and $13,539, or 3.1%, respectively, as compared to the three and six months ended June 30, 2004, which was in line with the growth in gross premiums written after giving effect to non-renewal of the Company’s terrorism reinsurance agreement with an affiliated company, effective January 1, 2005.
Premiums Earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and six months ended June 30, 2005, premiums earned increased by $16,217 or 7.2%, and $20,232, or 4.5%, over the three and six months ended June 30, 2004, respectively. The larger increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increased premiums written in the latter part of 2004.
Losses and Loss Adjustment Expenses
For the three and six months ended June 30, 2005, the Company’s calendar year loss and LAE ratio decreased to 67.2% and 66.8%, respectively, from 70.5% and 70.9% for the three and six months ended June 30, 2004. The loss and LAE ratio improvement is primarily due to the favorable impact of lower catastrophe losses in 2005 as compared to 2004 and lower prior year loss development primarily in the casualty lines, partially offset by an increase in the property line for accident year 2005. Included in prior year loss development were $7,381 and $4,536 in the six months ended June 30, 2005 and 2004, respectively, of favorable development from the amortization of deferred income on retroactive reinsurance.
The accident year loss and LAE ratio was 69.4% for the first six months of 2005 compared to 69.8% for the first six months of 2004. The full year accident year 2004 loss ratio of 75.7% was negatively affected by four hurricanes in Florida during the third quarter.
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
The Company’s policy acquisition expense ratio increased slightly to 14.2% for the three months ended June 30, 2005 from 13.8% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the Company’s policy acquisition expense ratio remained stable at 13.7%.
The Company’s other underwriting expense ratio decreased to 13.3% and 13.8% for the three and six months ended June 30, 2005, respectively, from 14.2% for the three months and six months ended June 30, 2004, due to an increase in premiums earned, which exceeded the corresponding increase in other underwriting expenses.

Investment Results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average investments, including cash and cash equivalents, at book value	$3,184,234	$3,090,481	$3,166,039	$3,094,126

Investment income	$33,721	$25,102	$68,378	$43,281
Realized investment gains	57,994	9,601	72,244	47,334
Pre-tax equity in earnings of investees	6,648	4,093	13,468	9,298
Change in unrealized investment gains (losses) and foreign currency translation	91,881	(86,995)	69,334	(117,520)

Total return on investments	$190,244	$(48,199)	$223,424	$(17,607)

Total return for the period	6.0%	(1.6)%	7.1%	(0.6)%

The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. The following paragraphs discuss each component of the portfolio total returns.
For the three months ended June 30, 2005, the increase in investment income of $8,619, or 34.3%, was primarily due to the receipt of a special dividend on one of the Company’s common stock investments as well as higher earnings from other invested assets. For the six months ended June 30, 2005, the increase in investment income of $25,097, or 58%, was primarily the result of the combined effects of the aforementioned special dividend, the reinvestment of cash balances into longer-duration fixed income securities in mid-first quarter of 2004 and higher earnings from HWIC Fund, an affiliated equity method investee, partially offset by higher investment expenses, including interest charges related to higher levels of funds held under reinsurance contracts in 2005 and interest on the SPDRs obligation. For the three and six months ended June 30, 2005, annualized gross investment yields were 6.1% and 6.2%, respectively, as compared to annualized gross investment yields of 4.6% and 4.1%, respectively, for the same prior year periods.
Realized investment gains were $57,994 and $72,244 in the three and six months ended June 30, 2005, respectively, as compared to $9,601 and $47,334 in the three and six months ended June 30, 2004, respectively. For the three months and six months ended June 30, 2005, the increase in realized investment gains of $48,393 and $24,910, respectively, is primarily the result of the lower interest rate environment existing in the U.S. bond market in the second quarter of 2005. The increase in realized investment gains in the six months ended June 30, 2005, included a $3,889 charge for an other than temporary impairment in the first quarter as well as a realized loss of $5,129 resulting from the change in the fair value of the Company’s S&P Index call options.
Pre-tax equity in earnings of investees was $6,648 and $13,468, and $4,093 and $9,298, for the three and six months ended June 30, 2005 and 2004, respectively. The increase in pre-tax equity in earnings of investees was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”). Northbridge contributed $6,295 and $12,397, and $3,694 and $8,745 to the Company’s pre-tax equity in earnings of investees in the three and six months ended June 30, 2005 and 2004, respectively.
For the three and six months ended June 30, 2005, the change in unrealized investment gains and losses and foreign currency translation was comprised of gains of $91,881 and $69,334, respectively, as compared to losses of $86,995 and $117,520 in the three and six months ended June 30, 2004, respectively. The improvement was primarily due to more favorable economic conditions existing in the U.S. bond and equity markets, partially offset by losses on foreign currency translation.
Interest and Other Expense
For the three and six months ended June 30, 2005, interest and other expense were $10,113 and $19,645, respectively, as compared to $12,917 and $22,292 for the three and six months ended June 30, 2004, respectively. The decrease in interest and other expense was primarily due to a corporate expense of approximately $3,500 related to a retirement and consulting agreement with the former chairman of the Company’s insurance subsidiaries entered into in the second quarter of 2004.

Liquidity and Capital Resources
Holding Company
As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations, to pay corporate expenses and, ultimately, to repay the $300,000 aggregate principal amount of its senior notes due 2013. Crum & Forster’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. As of June 30, 2005, US Fire reported statutory earned surplus of $209,910 and North River reported statutory earned surplus of $9,546. On March 29, 2005, US Fire paid to the Company a cash shareholder dividend of $88,500. On April 14, 2005, North River paid to the Company a cash shareholder dividend of $4,900. On April 20, 2005 and June 13, 2005, the Company paid cash shareholder dividends of $22,500 and $5,000, respectively, to Fairfax. Neither US Fire nor North River may pay additional dividends in 2005 without prior regulatory approval.
Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40,000 from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through June 30, 2005, there have been no borrowings under this agreement.
Under the terms of the Company’s senior notes, the Company has significant restrictions on the amount of new debt that it may incur. In addition, the agreements governing the bank credit facilities of Fairfax contain restrictive covenants prohibiting Fairfax, with certain exceptions, from allowing Crum & Forster to borrow money, encumber its property or assets, acquire or attempt to acquire direct or indirect control of another person or asset where the acquisition is being contested or resisted, effect a reorganization, consolidation, merger, amalgamation or other business combination with any person other than a wholly-owned subsidiary of either Crum & Forster or Fairfax, dispose of property or assets other than in a bona fide disposition for fair value to an arm’s length third party or to Fairfax or one of its wholly- owned subsidiaries or enter into any agreements that limit the amount of dividends or management fees payable by the Company to Fairfax. Although Crum & Forster is not a party to the Fairfax credit facilities, it is expected, and should be assumed, that Fairfax will not permit Crum & Forster to borrow additional funds unless it is permitted to do so pursuant to the Fairfax credit facility. This affects the Company’s ability to incur debt pursuant to bank loans or to raise funds in the capital markets.
Cash used in financing activities, which relates principally to holding company activities, was $27,500 and $62,474 in the six months ended June 30, 2005 and 2004, respectively. The cash used in financing activities in both periods was primarily the result of dividends paid to Fairfax.
Shareholder’s equity was $1,005,509 at June 30, 2005, as compared to $881,189 at December 31, 2004. The increase was primarily the result of current year earnings and net unrealized investment gains partially offset by dividends paid to Fairfax.

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
Cash provided by operating activities for the six months ended June 30, 2005 was $67,421, as compared to $50,699 for the six months ended June 30, 2004. The principal reasons for the improved cash flows from operations in 2005 were increased cash received from investments and lower income tax payments, partially offset by lower reinsurance recoveries and higher net losses paid (partially attributable to higher catastrophe losses in 2004). Increased cash from investments was primarily the result of the reinvestment of cash and short-term investments into longer-term, higher yielding investments in mid-first quarter 2004. Lower tax payments in 2005 were the result of 2004 overpayments of income tax that were utilized to offset the tax liability for the first quarter of 2005. Reinsurance recoveries for the six months ended June 30, 2004 included $39,514 in proceeds from a 2003 commutation.
Cash used in investing activities for the six months ended June 30, 2005 was $168,470 as compared to $1,787,902 for the six months ended June 30, 2004. In 2003, sales of fixed income securities generated proceeds, net of purchases, of over $1 billion, which were invested in longer-term, higher yielding investments in the first half of 2004.
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
The aggregate carrying value of the Company’s investment portfolio was $3,336,709 at June 30, 2005, and was comprised of available-for-sale securities, other invested assets and cash and cash equivalents. Investments in available-for-sale fixed income and equity securities are summarized below:

	At June 30, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,753,699	$18,371	$3,147	$1,768,923
States, municipalities and political subdivisions	6,537	90	—	6,627
Public utilities	5,076	321	—	5,397
Other corporate bonds	325,535	11,790	33,346	303,979

Total fixed income securities	2,090,847	30,572	36,493	2,084,926

Equity securities:
Common stocks of banks, trusts and insurance companies	198,173	136,510	11,469	323,214
Common stocks of industrial and other companies	251,546	18,343	27,903	241,986

Total equity securities	449,719	154,853	39,372	565,200

Total available-for-sale securities	$2,540,566	$185,425	$75,865	$2,650,126

Certain individual available-for-sale securities had gross unrealized losses as of June 30, 2005 totaling $75,865, which represented 7.4% of the cost or amortized cost of such securities in the aggregate.
The losses attributed to corporate bonds are in respect of two issuers. The first issuer is in the telecommunications industry and its securities had gross unrealized losses totaling $22,268, which exceeded 10% of their cost as of June 30, 2005. Of these unrealized losses, $8,197 is in respect of three securities that have been in a loss position for greater than twelve consecutive months and $14,071 is in respect of two securities that have been in a loss position for less than 12 consecutive months. The issuer maintains a significant cash position to meet its obligations and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
The second issuer is a special purpose trust, which contains U.S. Treasury strips and fixed income securities of the telecommunications issuer discussed above. This trust’s securities had unrealized losses totaling $11,078 which did not exceed 10% of their cost as of June 30, 2005. None of the underlying securities within the trust has been in a loss position for greater than twelve consecutive months as of June 30, 2005. Receipt of the par value of this trust’s securities at maturity is based upon the par value of the Treasury strips and the securities are considered fully recoverable. In addition, the Company has the ability and intent to hold these securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At June 30, 2005, approximately $39,310, or 99.8%, of the equity portfolio gross unrealized losses was attributed to four securities whose unrealized loss exceeded 10% of their cost at June 30, 2005. None of these securities has been in a loss position for greater than 12 consecutive months. The majority of these losses were attributed to one equity security in the pharmaceutical industry. The Company’s evaluation of this issuer indicates that it has significant financial strength. Management believes that it is undervalued based upon a number of factors, including historical earnings multiples and dividend yields and trades below its intrinsic value.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. As of June 30, 2005 and December 31, 2004, 94.2% and 95.6%, respectively, of the Company’s fixed income portfolio consisted of securities rated investment grade.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $320,548 and $280,346 at June 30, 2005 and December 31, 2004, respectively, and are included in other invested assets on the consolidated balance sheets. For the three and six months ended June 30, 2005 and 2004, earnings of equity method investees were $7,773 and $23,852, and $3,336 and $9,745, respectively. Earnings (losses) of investment companies and similar equity method investees of $1,125 and $10,384, and $(757) and $447, in the three and six months ended June 30, 2005 and 2004, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $6,648 and $13,468, and $4,093 and $9,298, in the three and six months ended June 30, 2005 and 2004, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all equity method investees were $1,154 and $2,320, and $993 and $2,008, in the three and six months ended June 30, 2005 and 2004, respectively.

Ratings
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, market position, investment operations, credit analysis, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A–” financial strength rating (the fourth highest of fifteen rating categories) with a stable outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a stable outlook from Standard & Poor’s Insurance Rating Services, also a rating agency for the insurance industry. In May 2005, A.M. Best revised the Company’s outlook to stable from negative.
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
Computations of the prospective effects of hypothetical interest rate, equity price and foreign exchange rate changes shown below are based on numerous assumptions, including maintenance of the existing level and composition of fixed income, equity and foreign currency denominated securities and should not be relied on as indicative of future results. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including, but not limited to, non-parallel shifts in the term structure of interest rates, changing individual issuer credit spreads and non-parallel movements of foreign exchange rates or equity prices.
Interest Rate Risk
As of June 30, 2005, Crum & Forster’s investment portfolio included $2,084,926 of fixed income securities that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At June 30, 2005
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,746,770	$661,844	31.7%
100 basis point decline	$2,383,540	$298,614	14.3%
Base scenario	$2,084,926	—	—%
100 basis point increase	$1,837,649	$(247,277)	(11.9)%
200 basis point increase	$1,632,578	$(452,348)	(21.7)%

Equity Price Risk
As of June 30, 2005, the Company’s investment portfolio included $565,200 of marketable equity securities. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $56,520 in the fair value of the equity portfolio at June 30, 2005. As of December 31, 2004, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $44,112 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is primarily the result of the increase in the value of the equity portfolio from $455,153 at December 31, 2004 to $565,200 at June 30, 2005.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short sales totaling approximately $300,000 of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of SPDRs to $60,000 as of June 30, 2005. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value in foreign currency denominated assets due to a decline in the exchange rate of the foreign currency relative to the US dollar. As of June 30, 2005, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $373,790, or 11.2%, of the Company’s total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated and Indian Rupee denominated securities, which represented 3.5% and 3.2% of the Company’s investment portfolio, including cash and cash equivalents, respectively, as of June 30, 2005. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline of $37,379, or 1.1% in the fair value of the total investment portfolio, including cash and cash equivalents, at June 30, 2005. As of December 31, 2004, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $34,875 in the fair value of the total investment portfolio.
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
In addition, the Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it should be noted that the frequency of large damage awards in some jurisdictions, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given matter.
Item 6. Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: July 29, 2005	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: July 29, 2005	By:	/s/ Mary Jane Robertson
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

99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005).

* Filed herewith