Form 10-Q
period 2005-09-30
CRUM & FORSTER HOLDINGS CORP
filed 2005-10-28
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
September 30, 2005	333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)
305 Madison Avenue, Morristown, New Jersey 07962
(Address of principal executive office)
(973) 490-6600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 28, 2005

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,060,100 and $2,062,246 in 2005 and 2004, respectively)	$1,968,323	$2,039,846
Equity securities, at fair value (cost of $406,520 and $378,598 in 2005 and 2004, respectively)	458,617	455,153
Other invested assets	422,431	293,406

Total investments	2,849,371	2,788,405
Cash and cash equivalents	391,819	429,205
Assets pledged for short-sale obligations	492,359	277,899
Premiums receivable	233,890	263,420
Reinsurance recoverable	1,809,221	1,609,013
Reinsurance recoverable from affiliates	292,412	195,799
Prepaid reinsurance premiums	32,108	35,142
Deferred income taxes	198,015	173,957
Deferred policy acquisition costs	71,478	75,006
Other assets	116,334	183,795

Total assets	$6,487,007	$6,031,641

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,705,994	$3,370,936
Unearned premiums	506,275	528,592
Accounts payable and other liabilities	266,787	241,049
Funds held under reinsurance contracts	275,401	277,296
Deferred income on retroactive reinsurance	217,018	223,360
Short-sale obligations	325,632	217,378
Long-term debt	292,308	291,841

Total liabilities	5,589,415	5,150,452

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	26,923	55,875
Retained earnings	129,676	84,321

Total shareholder’s equity	897,592	881,189

Total liabilities and shareholder’s equity	$6,487,007	$6,031,641

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
REVENUES
Premiums earned	$191,898	$212,037	$665,432	$665,339
Investment income	28,177	21,108	96,555	64,389
Realized investment gains (losses)	22,641	(1,841)	94,885	45,493

Total revenues	242,716	231,304	856,872	775,221

EXPENSES
Losses and loss adjustment expenses	169,632	233,132	485,802	554,533
Policy acquisition costs	33,344	31,204	98,100	93,082
Other underwriting expenses	31,781	32,164	97,408	96,655
Interest expense	8,233	8,216	24,682	24,942
Other expense, net	323	1,554	3,519	7,120

Total expenses	243,313	306,270	709,511	776,332

(Loss) income before income taxes and equity in earnings of investees	(597)	(74,966)	147,361	(1,111)
Income tax (benefit) expense	(1,024)	(26,645)	48,934	(991)

Income (loss) before equity in earnings of investees	427	(48,321)	98,427	(120)
Equity in earnings of investees, net of tax	5,674	3,544	14,428	9,588

NET INCOME (LOSS)	$6,101	$(44,777)	$112,855	$9,468

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	55,875	43,496
Unrealized investment losses, net of transfers to realized investment gains (losses)	(30,632)	(53,692)
Foreign currency translation	1,680	408

Balance, end of period	26,923	(9,788)

RETAINED EARNINGS
Balance, beginning of period	84,321	121,626
Net income	112,855	9,468
Dividends to shareholder	(67,500)	(61,500)

Balance, end of period	129,676	69,594

TOTAL SHAREHOLDER’S EQUITY	$897,592	$800,799

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
NET INCOME (LOSS)	$6,101	$(44,777)	$112,855	$9,468

Change in components of other comprehensive (loss) income for the period, before tax:
Unrealized investment (losses) gains	(120,670)	30,338	(47,124)	(82,603)
Foreign currency translation	6,796	5,207	2,584	628

Other comprehensive (loss) income for the period, before tax	(113,874)	35,545	(44,540)	(81,975)

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit (expense) from unrealized investment (losses) gains	42,234	(10,618)	16,492	28,911
Deferred income tax expense from foreign currency translation	(2,378)	(1,823)	(904)	(220)

Total deferred income tax benefit (expense) for the period	39,856	(12,441)	15,588	28,691

Other comprehensive (loss) income for the period, net of tax	(74,018)	23,104	(28,952)	(53,284)

COMPREHENSIVE (LOSS) INCOME	$(67,917)	$(21,673)	$83,903	$(43,816)

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Net income	$112,855	$9,468
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(2,667)	(4,330)
Realized investment gains	(94,885)	(45,493)
Earnings of equity method investees	(30,907)	(15,388)
Depreciation and amortization	2,642	3,695
Deferred income tax benefit	(8,468)	(584)
Other non-cash net income adjustments	17,758	18,719
Changes in:
Premiums receivable	23,905	16,844
Reinsurance recoverable	(317,191)	(41,128)
Prepaid reinsurance premiums	3,034	2,347
Deferred policy acquisition costs	3,528	(3,389)
Other assets	35,616	6,155
Unpaid losses and loss adjustment expenses	335,058	160,389
Unearned premiums	(22,317)	7,032
Accounts payable and other liabilities	32,111	3,231

Net cash from operating activities	90,072	117,568

INVESTING ACTIVITIES
Purchases of fixed income securities	(1,533,287)	(3,028,598)
Proceeds from sales of fixed income securities	1,513,604	1,281,799
Proceeds from maturities of fixed income securities	1,255	171,650
Purchases of equity securities	(152,099)	(154,672)
Proceeds from sales of equity securities	190,999	31,114
Purchases of other invested assets	(78,923)	(110,583)
Proceeds from sales of other invested assets	7,206	11,560
Proceeds from short-sale obligations	100,013	199,746
Cash pledged for short-sale obligations	(108,373)	(201,879)
Purchases of fixed assets	(353)	(2,490)

Net cash from investing activities	(59,958)	(1,802,353)

FINANCING ACTIVITIES
Dividends to shareholder	(67,500)	(61,500)
Deferred financing costs	—	(974)

Net cash from financing activities	(67,500)	(62,474)

Net change in cash and cash equivalents	(37,386)	(1,747,259)
Cash and cash equivalents, beginning of period	429,205	2,081,878

Cash and cash equivalents, end of period	$391,819	$334,619

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,563	$15,842

Cash paid for income taxes	$63,971	$63,296

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
1.	Organization and Basis of Presentation

Crum & Forster Holdings Corp. (the “Company” or “Crum & Forster”) is a Delaware holding company, which is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is wholly owned by FFHL Group Ltd., a Canadian holding company, which is owned by Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange and the New York Stock Exchange under the symbols “FFH.SV” and “FFH”, respectively. The Company, through its subsidiaries, provides a full range of commercial property and casualty insurance distributed through an independent producer force located across the United States.

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

The interim financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2005 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
2.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross unpaid losses and LAE, beginning of period	$3,409,578	$3,208,942	$3,370,936	$3,193,920
Less ceded unpaid losses and LAE	1,400,903	1,300,841	1,360,996	1,321,004

Net unpaid losses and LAE, beginning of period	2,008,675	1,908,101	2,009,940	1,872,916

Losses and LAE incurred related to:
Current period	178,254	251,569	506,758	568,053
Prior years	(8,622)	(18,437)	(20,956)	(13,520)

Total losses and LAE incurred	169,632	233,132	485,802	554,533

Losses and LAE paid related to:
Current period	42,586	43,888	82,609	78,241
Prior years	87,196	99,731	364,608	351,594

Total losses and LAE paid	129,782	143,619	447,217	429,835

Net unpaid losses and LAE, end of period	2,048,525	1,997,614	2,048,525	1,997,614
Add ceded unpaid losses and LAE	1,657,469	1,356,695	1,657,469	1,356,695

Gross unpaid losses and LAE, end of period	$3,705,994	$3,354,309	$3,705,994	$3,354,309

During the third quarter of 2005, the Company incurred losses and LAE of approximately $22,000 (excluding reinsurance reinstatement premiums of approximately $38,000) associated with hurricanes Katrina and Rita. During the third quarter of 2004, the Company incurred losses and LAE of approximately $89,700 (excluding reinsurance reinstatement premiums of approximately $10,300) principally associated with four hurricanes in Florida.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

September 30,
2005
Ceded unpaid losses and LAE in the table above	$1,657,469
Reconciling items:
Reinsurance receivable on paid losses and LAE	58,137
Premiums paid for retroactive reinsurance	190,519
Deferred income on retroactive reinsurance	217,018
Loss sensitive cession[1]	(21,510)

Total reconciling items	444,164

Reinsurance recoverable on the consolidated balance sheet	$2,101,633

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$480,529	$451,473	$522,685	$495,195
Less ceded unpaid losses and ALAE	104,798	114,702	113,891	128,787

Net unpaid losses and ALAE, beginning of period	375,731	336,771	408,794	366,408
Net losses and ALAE incurred	—	—	—	517
Net paid losses and ALAE	16,040	9,788	49,103	39,942

Net unpaid losses and ALAE, end of period	359,691	326,983	359,691	326,983
Add ceded unpaid losses and ALAE	102,645	114,260	102,645	114,260

Gross unpaid losses and ALAE, end of period	$462,336	$441,243	$462,336	$441,243

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Environmental
Gross unpaid losses and ALAE, beginning of period	$113,453	$121,070	$123,353	$130,511
Less ceded unpaid losses and ALAE	38,349	39,421	38,190	31,675

Net unpaid losses and ALAE, beginning of period	75,104	81,649	85,163	98,836
Net losses and ALAE incurred	—	—	—	7
Net paid losses and ALAE	2,365	2,324	12,424	19,518

Net unpaid losses and ALAE, end of period	72,739	79,325	72,739	79,325
Add ceded unpaid losses and ALAE	38,693	39,628	38,693	39,628

Gross unpaid losses and ALAE, end of period	$111,432	$118,953	$111,432	$118,953

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress and mold of $18,999 and $22,024, net of reinsurance, as of September 30, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
4.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Premiums written:
Direct	$268,950	$295,489	$812,048	$832,557
Assumed from other companies, pools or associations	4,258	3,929	13,733	10,832
Ceded to other companies, pools or associations	(84,083)	(68,185)	(179,632)	(168,671)

Net premiums written	$189,125	$231,233	$646,149	$674,718

Premiums earned:
Direct	$272,652	$278,782	$835,042	$825,717
Assumed from other companies, pools or associations	4,709	3,190	13,056	10,640
Ceded to other companies, pools or associations	(85,463)	(69,935)	(182,666)	(171,018)

Premiums earned	$191,898	$212,037	$665,432	$665,339

     The components of the Company’s total reinsurance recoverable are summarized as follows:

	September 30,	December 31,
	2005	2004
Reinsurance recoverable on unpaid losses and LAE	$2,043,496	$1,753,366
Reinsurance receivable on paid losses and LAE	58,137	51,446

Total reinsurance recoverable	$2,101,633	$1,804,812

The increase in reinsurance recoverable as of September 30, 2005 as compared to December 31, 2004, is principally due to approximately $268,000 of ceded losses in the third quarter of 2005 in respect of hurricanes Katrina and Rita.

Corporate Aggregate Reinsurance

The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk reinsurance”). The Company also purchases reinsurance to limit its exposure from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (“corporate aggregate reinsurance”). The Company’s corporate aggregate reinsurance contracts cover or covered, in varying amounts and on varying terms, accident years 2002 and prior and provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development coverage, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under retroactive and prospective reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over many years. Retroactive and prospective corporate aggregate reinsurance contracts may provide for future payments to be made by the Company when it cedes losses under such policies and generally provide that interest is charged to the Company, for the benefit of the reinsurers, on any premiums withheld.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of operations is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Premiums earned	$—	$(7,595)	$—	$(7,595)
Investment income	(4,830)	(12,194)	(13,753)	(18,410)
Losses and LAE	1,039	(12,626)	(6,342)	(17,162)

Increase (decrease) in income before income taxes	$(5,869)	$(7,163)	$(7,411)	$(8,843)

As of September 30, 2005, reinsurance recoverable includes $428,421 and $455,508 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively. Of the $883,929 in reinsurance recoverable related to corporate aggregate reinsurance, $497,902 has been recognized to date as a reduction of incurred losses and LAE on the Company’s consolidated statements of operations.

Prospective Corporate Aggregate Reinsurance

An analysis of activity in the Company’s prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Ceded losses	$—	$9,994	$—	$9,994
Less ceded premiums	—	7,595	—	7,595
Less funds held interest	1,097	4,537	3,521	7,765

Increase (decrease) in income before income taxes	$(1,097)	$(2,138)	$(3,521)	$(5,366)

The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118,493 and has been fully utilized by the Company. There were no premiums or losses ceded pursuant to the contract during the three and nine months ended September 30, 2005. Premiums and losses ceded in the three and nine months ended September 30, 2004 were $7,595 and $9,994, respectively. As of September 30, 2005 and December 31, 2004, the Company had reinsurance recoverable balances of $60,921 and $76,547, respectively, related to this agreement.

Retroactive Corporate Aggregate Reinsurance

An analysis of activity in the Company’s retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Increase in reinsurance recoverable due from insurers	$—	$39,000	$—	$39,000
Less related premiums paid	—	22,685	—	24,362

Income deferred during the period	—	16,315	—	14,638
Amortization of deferred income	1,039	(12,626)	(6,342)	(17,162)

Increase (decrease) in deferred income	1,039	3,689	(6,342)	(2,524)
Deferred income on retroactive reinsurance, beginning of period	215,979	174,311	223,360	180,524

Deferred income on retroactive reinsurance, end of period	$217,018	$178,000	$217,018	$178,000

Funds held interest charged during the period	$3,733	$7,657	$10,232	$10,645

During the third quarter of 2005, the Company reestimated the timing of recoveries on its retroactive reinsurance contracts, which reduced amortization of deferred income by approximately $4,730.

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

During the three months ended September 30, 2005, Crum & Forster purchased $7,523 of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries, bringing the total amount of credit default swaps purchased in the nine months ended September 30, 2005 to approximately $59,500. These credit default swaps serve as hedges against declines in the fair value of financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate. As of September 30, 2005 and December 31, 2004, the fair value of the Company’s credit default swaps was $48,500 and $4,224, respectively. For the three and nine months ended September 30, 2005, the Company recorded net realized investment losses of $18,754 and $15,304, respectively, as a result of changes in the fair value of the credit default swaps. For the three and nine months ended September 30, 2004, the Company recorded net realized investment losses of $2,189 and $2,222, respectively, as a result of changes in the fair value of the credit default swaps.

On September 28, 2005, the Company completed the sale of 271,000 shares of common stock of a publicly traded pharmaceutical company to Fairfax affiliates at the prevailing market price of $27.50 per share. The Company received net proceeds of $7,439 from the transaction, resulting in a pre-tax realized loss of $2,561.

On August 2, 2005, the Company completed the sale of one million shares of Zenith National Insurance Corp. (NYSE: ZNT) (“Zenith”) common stock at a price of $66 per share. The Company received net proceeds of $65,997 from the transaction, resulting in a pre-tax realized gain of $37,997. Following completion of this sale, the Company continues to hold approximately 2,240,000 shares of Zenith common stock, which, on a fully diluted basis, represents a 9.7% interest in Zenith.

On June 3, 2005, Advent Capital (Holdings) PLC (“Advent”), an affiliate of the Company, completed a public offering of its common stock. The Company purchased its pro-rata share equal to $8,321 in the offering and, accordingly, suffered no dilution of its 11.4% ownership interest. Concurrent with the offering, Advent’s common stock was listed for trading on the Alternative Investment Market of the London Stock Exchange. The Company’s investment in Advent is carried at fair value and included in equity securities on the consolidated balance sheets. As of September 30, 2005, the Company’s investment in Advent has a fair value of $12,866 and an unrealized loss of $6,428 as compared to a fair value of $14,036 and an unrealized gain of $3,063 as of December 31, 2004.

In January 2005, the Company invested an additional $10,000 in Pacific Century Fund I (“Pacific”), a fund wholly owned by Fairfax affiliates, bringing the total investment in Pacific to $20,000. The Company owned approximately 40% of Pacific as of September 30, 2005 and its carrying value was $21,491. The investment in Pacific is included in other invested assets on the consolidated balance sheets.

As an economic hedge against a decline in the U.S. equity markets, the Company executed short sales of Standard & Poor’s Depositary Receipts (“SPDRs”) in July 2004 and January 2005 totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60,000. The total cost of the Options was $8,217. Both the obligations to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. For the three and nine months ended September 30, 2005, the change in the fair value of the SPDRs obligation amounted to a loss of $9,964 and $8,241, respectively, as compared to a loss of $1,235 for the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2005, the change in the fair value of the Options amounted to a gain of $795 and a loss of $4,334, respectively, as compared to a loss of $1,498 for the three and nine months ended September 30, 2004. The net change in the fair value of the SPDRs obligation and the Options is included in realized investment gains on the consolidated statements of operations. The fair values of the SPDRs obligation and the Options at September 30, 2005 amounted to a liability of $325,632 and an asset of $6,278, respectively. The Company also incurs additional expense in an amount equal to the dividend earnings on the SPDRs sold. Dividend earnings on the SPDRs amounted to $1,382 and $3,912, respectively, for the three and nine months ended September 30, 2005 as compared to $844 for the three and nine months ended September 30, 2004, and are included as an investment expense on the consolidated statements of operations. In connection with these SPDRs transactions, the Company has pledged cash and U. S. Treasury securities as collateral for the obligation to purchase the SPDRs. As of September 30, 2005, the fair value of the assets pledged for the future purchase of the SPDRs totaled $492,359. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets

In December 2004, the Company entered into a four-month swap transaction whereby the Company received the total equity return on a publicly traded security in exchange for payment of a stated return tied to LIBOR. In March 2005, the Company terminated this swap transaction and recorded a net loss of $2,614, which is included in realized investment gains on the consolidated statement of income, for the nine months ended September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6.	Commitments and Contingencies

The Company and U.S. Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company intends to vigorously defend the action.

In the ordinary course of their business, the Company’s subsidiaries receive claims asserting alleged injuries and damages from asbestos, environmental and other latent exposures and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and related reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Workers’ compensation	$69,735	$67,990	$218,010	$202,940
General liability	49,595	46,940	151,214	147,220
Commercial automobile	47,022	42,508	138,072	127,860
Property	9,019	38,059	106,177	139,767
Commercial multi-peril	11,665	11,116	34,693	31,669
Surety	4,862	5,424	17,266	15,883

Total premiums earned	$191,898	$212,037	$665,432	$665,339

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$61,154	87.7%	$63,529	93.4%	$183,925	84.4%	$174,350	85.9%
General liability	35,148	70.9%	48,787	103.9%	104,107	68.8%	119,794	81.4%
Commercial automobile	30,902	65.7%	24,170	56.9%	77,266	56.0%	88,006	68.8%
Property	35,099	389.2%	89,725	235.8%	81,976	77.2%	151,910	108.7%
Commercial multi-peril	2,183	18.7%	3,227	29.0%	9,644	27.8%	13,611	43.0%
Surety	5,146	105.8%	3,694	68.1%	28,884	167.3%	6,862	43.2%

Total	$169,632	88.4%	$233,132	109.9%	$485,802	73.0%	$554,533	83.3%

In the three months ended September 30, 2005, the Company incurred losses and LAE of approximately $22,000 (excluding reinsurance reinstatement premiums of approximately $38,000) in respect of hurricanes Katrina and Rita. In the three months ended September 30, 2004, the Company incurred losses and LAE of approximately $89,700 (excluding reinsurance reinstatement premiums of approximately $10,300) principally associated with four hurricanes in Florida. Such losses primarily affected the property line of business. In addition, in the normal course of periodic re-estimation of loss and LAE reserves, the Company increased its surety reserves by approximately $18,000 during the nine months ended September 30, 2005, in response to a greater than expected emergence of surety claims in 2005. As a result of this emergence, a decision was made by management to restrict writings of contract surety business.

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

8.	Subsequent Event

On October 20, 2005, the Company acquired, in connection with a public offering, 530,000 shares of 8.125% Series A preferred stock of Odyssey Re Holdings Corp., an affiliate of the Company, for $13,250, and 70,000 shares of its Floating Rate Series B preferred stock for $1,750.

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

As of September 30, 2005, the Company had gross unrealized losses on available-for-sale fixed income and equity securities of $139,656. For the three months ended September 30, 2005, the Company did not record any other than temporary impairments. For the nine months ended September 30, 2005, the Company recorded $3,889 in other than temporary impairments. No other than temporary impairments were recorded for the nine months ended September 30, 2004. See “Liquidity and Capital Resources — Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
As of September 30, 2005 and December 31, 2004, reinsurance recoverable was $2,101,633 and $1,804,812, net of reserves for uncollectible reinsurance of $38,623 and $40,930, respectively. The provision for uncollectible reinsurance for the three and nine months ended September 30, 2005 was $2,714 and $4,714 respectively. While management believes the allowance for uncollectible reinsurance is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
As of September 30, 2005, there were no valuation allowances against the Company’s gross deferred tax assets of $245,664. Should the assumptions of future profitability change or the taxable income of these entities fall below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and overlooked market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverages, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,000 producers located throughout the United States. The Company’s two largest producers accounted for approximately 9% and 6% of gross premiums written for the nine months ended September 30, 2005.
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
Management focuses on underwriting results, which are derived from certain amounts on the consolidated statements of operations and are considered a non-GAAP financial measure, to monitor performance of the Company’s underwriting operations. Underwriting results are measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned less losses and LAE, policy acquisition expenses and other underwriting expenses, and excludes investment results, interest expense and other income or expense. The latter are excluded in order to analyze the direct relationship between the premiums earned and the related claim costs, including the costs incurred to settle such claims, policy acquisition expenses and other underwriting expenses. Net realized investment gains and losses relating to the Company’s investment portfolio are excluded by management when analyzing insurance operations, as they are largely discretionary and are generally driven by economic factors that are not necessarily consistent with key drivers of underwriting performance.
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
The property and casualty insurance business is cyclical and is influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), interest rates, state regulations, court decisions and changes in the law. Market competition intensified throughout 2004, particularly in the third and fourth quarters, and this trend has continued through the first nine months of 2005. Renewal pricing in the Company’s casualty lines declined in the third and fourth quarters of 2004 and continued to decline through the first nine months of 2005. Specifically, renewal pricing in the Company's casualty lines decreased by approximately 4% in the nine months ended September 30, 2005 as compared to renewal price increases of approximately 4% in the nine months ended September 30, 2004. Renewal pricing in the Company’s property lines declined by approximately 9% in the nine months ended September 30, 2005 compared with price decreases of approximately 6% through September 30, 2004. The Company’s overall renewal retention rate has declined to approximately 62% in the first nine months of 2005, from approximately 66% in the first nine months of 2004. The casualty renewal retention rate declined by approximately four percentage points in the first nine months of 2005, with a noticeable downturn in the third quarter, primarily due to softening market conditions in the casualty market. The property renewal retention rate also declined by approximately four percentage points in the first nine months of 2005, with the third quarter experiencing similar declines to those seen in the first half of 2005. New business for the nine months ended September 30, 2005 declined by approximately 11%, principally in the casualty lines of business while property lines remained stable.
In the third quarter of 2005, hurricanes Katrina and Rita caused severe damage in the gulf coast states of Louisiana, Texas, Mississippi, Florida and Alabama. The city of New Orleans was ravaged by flooding. Estimates of total insured damage from hurricane Katrina reached $60 billion, making hurricane Katrina the most costly catastrophe in U.S. history. Following the storms, rates for hurricane-prone locations are increasing, often substantially. The hurricanes appear to have had no immediate effect on other property and casualty lines of business written by the Company. The Company expects that reinsurance rates for property business will increase materially. Crum & Forster’s property per risk and property catastrophe treaties renew on March 1 and May 1, respectively.
Should the market continue to soften and competitors remain focused on holding their renewals and achieving premium growth, renewal retention and new business growth will continue to be very challenging. Accordingly, the Company believes opportunities for profitable growth will be limited and gross premiums written may decline further relative to the prior year in the remaining quarter of 2005.

Results of Operations
The components of the Company’s net income (loss), and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross premiums written	$273,208	$299,418	$825,781	$843,389

Net premiums written	$189,125	$231,233	$646,149	$674,718

Premiums earned	$191,898	$212,037	$665,432	$665,339
Losses and LAE	169,632	233,132	485,802	554,533
Underwriting expenses	65,125	63,368	195,508	189,737

Underwriting results	(42,859)	(84,463)	(15,878)	(78,931)
Investment income and realized investment gains	50,818	19,267	191,440	109,882
Interest and other expense	8,556	9,770	28,201	32,062

(Loss) income before income taxes and equity in earnings of investees	(597)	(74,966)	147,361	(1,111)
Income tax (benefit) expense	(1,024)	(26,645)	48,934	(991)

Income (loss) before equity in earnings of investees	427	(48,321)	98,427	(120)
Equity in earnings of investees	5,674	3,544	14,428	9,588

Net income (loss)	$6,101	$(44,777)	$112,855	$9,468

Loss and LAE ratio	88.4%	109.9%	73.0%	83.3%
Underwriting expense ratio	33.9%	29.9%	29.4%	28.5%

Combined ratio	122.3%	139.8%	102.4%	111.8%

Net income for the three and nine months ended September 30, 2005 was $6,101 and $112,855, respectively, as compared to a net loss of $44,777 for the three months ended September 30, 2004 and net income of $9,468 for the nine months ended September 30, 2004. The increase in net income in both the three and nine month periods was principally the result of lower catastrophe losses, higher realized investment gains and increased investment income. During the third quarter of 2005, underwriting results were adversely affected by net catastrophe losses from hurricanes Katrina and Rita of approximately $60,000, including $38,000 of reinsurance reinstatement premiums. During the third quarter of 2004, underwriting results were adversely affected by net catastrophe losses of approximately $100,000, principally associated with four hurricanes in Florida. The combined ratio improved to 102.4% in the nine months ended September 30, 2005 from 111.8% in the same prior year period reflecting the aforementioned favorable impact of lower catastrophe losses in 2005 and favorable prior year loss development.
Underwriting Results
Gross Premiums Written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended September 30,
			Increase/	Percent
	2005	2004	(Decrease)	Change
Workers’ compensation	$75,811	$89,974	$(14,163)	(15.7)%
General liability	60,499	61,935	(1,436)	(2.3)%
Commercial automobile	48,632	44,709	3,923	8.8%
Property	73,027	80,813	(7,786)	(9.6)%
Commercial multi-peril	13,193	13,861	(668)	(4.8)%
Surety	2,046	8,126	(6,080)	(74.8)%

Total gross premiums written	$273,208	$299,418	$(26,210)	(8.8)%

	Nine Months Ended September 30,
			Increase/	Percent
	2005	2004	(Decrease)	Change
Workers’ compensation	$208,394	$226,578	$(18,184)	(8.0)%
General liability	198,102	191,708	6,394	3.3%
Commercial automobile	146,926	144,475	2,451	1.7%
Property	217,490	217,970	(480)	(0.2)%
Commercial multi-peril	37,519	38,752	(1,233)	(3.2)%
Surety	17,350	23,906	(6,556)	(27.4)%

Total gross premiums written	$825,781	$843,389	$(17,608)	(2.1)%

For the three and nine months ended September 30, 2005, gross premiums written decreased by approximately 9% and 2% over the three and nine months ended September 30, 2004. This decline was primarily due to a reduction in renewal retention rates, modest price decreases on renewal policies and a reduction in new business. Renewal retention rates decreased for the three and nine months ended September 30, 2005, by approximately twelve and four percentage points, respectively. Price decreases on renewal policies in both the three and nine months ended September 30, 2005, were approximately 5%. New business declined by approximately 16% in the three months ended September 30, 2005 and approximately 11% in the nine months ended September 30, 2005, as compared to the same prior year periods. The reduction in new business is largely attributable to a significant decrease in the casualty lines of business, while new premiums written in property have remained relatively stable. As the market continues to soften and competitors are focused on production growth, new business growth and the retention of existing accounts has become very challenging.
Casualty Gross Premiums Written
For the three and nine months ended September 30, 2005, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, decreased by $11,676, or 5.9%, and $9,339, or 1.7%, respectively, as compared to the three and nine months ended September 30, 2004, primarily due to a reduction in renewal retention rates, price decreases on renewal policies and a reduction in new business. The third quarter of 2005 saw a noticeable acceleration of softening market conditions in the casualty lines of business, which adversely affected both renewal retention rates and new business production in the period.
Property Gross Premiums Written
For the three and nine months ended September 30, 2005, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, decreased by $14,534, or 14.1%, and $8,269, or 2.9%, respectively, as compared to the three and nine months ended September 30, 2004, due to a reduction in renewal retention rates and price decreases on renewal policies, whereas new business has remained relatively stable. During the third quarter of 2005, property premiums were adversely affected by a reduction in the surety line of business as a result of a decision by management to restrict writings of contract surety business in response to a greater than expected emergence of surety claims in 2005.
Net Premiums Written
For the three and nine months ended September 30, 2005, net premiums written decreased by $42,108, or 18.2%, and $28,569, or 4.2%, respectively, as compared to the three and nine months ended September 30, 2004, which was generally in line with the decline in gross premiums written after giving effect to reinsurance reinstatement premiums associated with catastrophe losses in the third quarters of 2005 and 2004 and aggregate stop loss reinsurance premiums arising from the reallocation of prior years’ loss reserves in 2004. Effective January 1, 2005, the Company did not renew its terrorism reinsurance agreement with an affiliated company, which also affected net premiums written.
Premiums Earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended September 30, 2005, premiums earned decreased by $20,139, or 9.5%, over the three months ended September 30, 2004. For the nine months ended September 30,2005, premiums earned remained stable compared with the same prior year period. The lower decrease in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the decrease in premiums written in the third quarter of 2005.
Losses and Loss Adjustment Expenses
For the three and nine months ended September 30, 2005, the Company’s calendar year loss and LAE ratio improved to 88.4% and 73.0%, respectively, from 109.9% and 83.3% for the three and nine months ended September 30, 2004. The loss and LAE improvement is primarily due to the favorable impact of lower catastrophe losses in 2005 as compared to 2004 and lower prior year loss development. Included in prior year loss development were $6,342 and $17,162 in the nine months ended September 30, 2005 and 2004, respectively, from the amortization of deferred income on retroactive reinsurance contracts. The lower amount of amortization in 2005 is due to re-estimation of the timing of recoveries on retroactive reinsurance contracts.
The accident year loss and LAE ratio decreased to 76.2% (68.9% excluding $60,000 of losses from hurricanes Katrina and Rita) in the nine months ended September 30, 2005 from 84.4% (70.0% excluding $100,000 of losses from the third quarter hurricanes in Florida) for the nine months ended September 30, 2004.
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
The Company’s policy acquisition expense ratio increased to 17.3% and 14.8% for the three and nine months ended September 30, 2005, respectively, from 14.7% and 14.0% for the three and nine months ended September 30, 2004, respectively, primarily due to reinsurance reinstatement premiums of $38,000 associated with catastrophe losses in the third quarter of 2005 as compared to $10,300 in the third quarter of 2004.
The Company’s other underwriting expense ratio increased to 16.6% and 14.6% for the three and nine months ended September 30, 2005, respectively, from 15.2% and 14.5% for the three months and nine months ended September 30, 2004, respectively, again due to the impact of the aforementioned reinsurance reinstatement premiums.

Investment Results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average investments, including cash and cash equivalents, at book value	$3,193,321	$3,092,476	$3,174,257	$3,093,930

Investment income	$28,177	$21,108	$96,555	$64,389
Realized investment gains	22,641	(1,841)	94,885	45,493
Pre-tax equity in earnings of investees	8,729	5,452	22,197	14,750
Change in unrealized investment gains (losses) and foreign currency translation	(113,874)	35,545	(44,540)	(81,975)

Total return on investments	$(54,327)	$60,264	$169,097	$42,657

Total return for the period	(1.7)%	1.9%	5.3%	1.4%

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
For the three months ended September 30, 2005, the increase in investment income of $7,069, or 33.5%, as compared to the same prior year period, was primarily due to lower interest charges related to funds held under reinsurance contracts in 2005 as compared to 2004. Third quarter 2004 included additional interest arising from increased premium cessions under retroactive reinsurance contracts. For the nine months ended September 30, 2005, the increase in investment income of $32,166, or 50%, was due to the combined effects of the receipt of a special dividend on one of the Company’s common stock investments, reinvestment of cash balances into longer-duration fixed income securities in mid-first quarter of 2004 and higher earnings from HWIC Fund, an affiliated equity method investee. In both the three and nine month periods ended September 30, 2005, the increase in investment income was partially offset by interest expense on the Company’s SPDRs obligation. For the three and nine months ended September 30, 2005, annualized gross investment yields were 5.7% and 6.0%, respectively, as compared to annualized gross investment yields of 5.4% and 4.5%, respectively, for the same prior year periods.
Realized investment gains were $22,641 and $94,885 in the three and nine months ended September 30, 2005, respectively, as compared to realized investment losses of $1,841 in the three months ended September 30, 2004 and realized investment gains of $45,493 in the nine months ended September 30, 2004. The increase in realized investment gains of $24,482 in the three months ended September 30, 2005 is primarily due to the sale of one million shares of Zenith common stock which resulted in a pre-tax realized investment gain of approximately $38,000, partially offset by an increase in net realized investment losses arising from changes in the fair value of the Company’s derivatives. For the nine months ended September 30, 2005, the increase in realized investment gains of $49,392 is principally the result of the combined effects of the aforementioned gain arising on the sale of Zenith stock as well as gains realized from the sale of U.S. Treasury securities, partially offset by an increase in net realized investment losses arising from changes in the fair value of the Company’s derivatives. In the nine months ended September 30, 2005, realized investment gains included a $3,889 charge for an other than temporary impairment recognized in the first quarter.
Pre-tax equity in earnings of investees was $8,729 and $22,197, and $5,452 and $14,750, for the three and nine months ended September 30, 2005 and 2004, respectively. The increase in pre-tax equity in earnings of investees was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”). Northbridge contributed $8,385 and $20,782, and $4,860 and $13,605 to the Company’s pre-tax equity in earnings of investees in the three and nine months ended September 30, 2005 and 2004, respectively.
For the three and nine months ended September 30, 2005, the change in unrealized investment gains and losses and foreign currency translation was comprised of losses of $113,874 and $44,540, respectively, as compared to gains of $35,545 and losses of $81,975 in the three and nine months ended September 30, 2004, respectively. The third quarter of 2005 experienced a noticeable downturn in market conditions in the U.S. bond and equity markets which resulted in the significant increase in unrealized losses during the quarter.
Interest and Other Expense
For the three and nine months ended September 30, 2005, interest and other expense were $8,556 and $28,201, respectively, as compared to $9,770 and $32,062 for the three and nine months ended September 30, 2004, respectively. The lower expense for the three months ended September 30, 2005 was primarily the result of fluctuations in corporate expenses incurred during the quarter. For the nine months ended September 30, 2005 the decrease in interest and other expense was primarily due to a corporate expense of approximately $3,500 related to a retirement and consulting agreement with the former chairman of the Company’s insurance subsidiaries entered into in the second quarter of 2004.

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
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. As of September 30, 2005, US Fire reported statutory earned surplus of $209,153 and North River reported statutory earned surplus of $6,248. On March 29, 2005, US Fire paid to the Company a cash shareholder dividend of $88,500. On April 14, 2005, North River paid to the Company a cash shareholder dividend of $4,900. On April 20, 2005, June 13, 2005 and September 29, 2005, the Company paid cash shareholder dividends of $22,500, $5,000 and $40,000, respectively, to Fairfax. Neither US Fire nor North River may pay additional dividends in 2005 without prior regulatory approval.
Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40,000 from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through September 30, 2005, there have been no borrowings under this agreement.
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
Cash used in financing activities, which relates principally to holding company activities, was $67,500 and $62,474 in the nine months ended September 30, 2005 and 2004, respectively. The cash used in financing activities in both periods was principally the result of dividends paid to Fairfax.
Shareholder’s equity was $897,592 at September 30, 2005, as compared to $881,189 at December 31, 2004. The increase was primarily the result of current year earnings partially offset by dividends paid to Fairfax and net unrealized investment losses.
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
Cash provided by operating activities for the nine months ended September 30, 2005 was $90,072, as compared to $117,568 for the nine months ended September 30, 2004. The principal reasons for the lower cash flows from operations in 2005 were lower reinsurance recoveries and higher net losses paid (attributable to higher catastrophe losses in 2004) partially offset by an increase in cash received from investment earnings. Increased cash from investment earnings was primarily the result of the reinvestment of cash and short-term investments into longer-term, higher yielding investments in the first quarter of 2004. Reinsurance recoveries for the nine months ended September 30, 2004 included $39,514 in proceeds from a 2003 commutation.
Cash used in investing activities for the nine months ended September 30, 2005 was $59,958 as compared to $1,802,353 for the nine months ended September 30, 2004. In 2003, sales of fixed income securities generated proceeds, net of purchases, of over $1 billion, which were invested in longer-term, higher yielding investments in the first quarter of 2004. US Fire, North River, CF Indemnity and CF Insurance have entered into master securities repurchase agreements that allow these companies to raise funds through repurchase arrangements with Fairfax. Under these agreements, US Fire and North River may raise a maximum of $100,000 at any one time and CF Indemnity and CF Insurance are limited to $5,000 each. These arrangements have not been utilized since 2000.

The aggregate carrying value of the Company’s investment portfolio was $3,241,190 at September 30, 2005, and was comprised of available-for-sale securities, other invested assets and cash and cash equivalents. Investments in available-for-sale fixed income and equity securities are summarized below:

	At September 30, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,757,532	$455	$66,106	$1,691,881
States, municipalities and political subdivisions	6,879	47	—	6,926
Public utilities	5,078	246	—	5,324
Other corporate bonds	290,611	5,527	31,946	264,192

Total fixed income securities	2,060,100	6,275	98,052	1,968,323

Equity securities:
Common stocks of banks, trusts and insurance companies	139,949	78,650	2,206	216,393
Common stocks of industrial and other companies	266,571	15,051	39,398	242,224

Total equity securities	406,520	93,701	41,604	458,617

Total available-for-sale securities	$2,466,620	$99,976	$139,656	$2,426,940

Certain individual available-for-sale securities had gross unrealized losses as of September 30, 2005 totaling $139,656, which represented 6.1% of the cost or amortized cost of such securities in the aggregate.
The losses attributed to corporate bonds are in respect of two issuers. The first issuer is in the telecommunications industry and its securities had gross unrealized losses totaling $23,182, which exceeded 10% of their cost as of September 30, 2005. Of these unrealized losses, $8,048 is in respect of two securities that have been in a loss position for greater than twelve consecutive months and $15,134 is in respect of three securities that have been in a loss position for less than 12 consecutive months. The issuer maintains a significant cash position to meet its obligations and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
The second issuer is a special purpose trust, which contains U.S. Treasury strips and fixed income securities of the telecommunications issuer discussed above. This trust’s securities had unrealized losses totaling $8,764, which did not exceed 10% of their cost as of September 30, 2005. The underlying securities within the trust have been in an unrealized loss position for greater than twelve consecutive months as of September 30, 2005. Receipt of the par value of this trust’s securities at maturity is based upon the par value of the Treasury strips and the securities are considered fully recoverable. In addition, the Company has the ability and intent to hold these securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At September 30, 2005, approximately $37,587, or approximately 90%, of the equity portfolio gross unrealized losses was attributed to two securities whose unrealized loss exceeded 10% of their cost at September 30, 2005. The majority of these losses were attributed to one equity security in the pharmaceutical industry, which has been in an unrealized loss position for greater than twelve consecutive months as of September 30, 2005. The Company’s evaluation of this issuer indicates that it has significant financial strength. Management believes that it is undervalued based upon a number of factors, including historical earnings multiples and dividend yields and trades below its intrinsic value.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. As of September 30, 2005 and December 31, 2004, 93.8% and 95.6%, respectively, of the Company’s fixed income portfolio consisted of securities rated investment grade.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $366,924 and $280,346 at September 30, 2005 and December 31, 2004, respectively, and are included in other invested assets on the consolidated balance sheets. For the three and nine months ended September 30, 2005 and 2004, earnings of equity method investees were $10,583 and $34,435, and $8,684 and $18,429, respectively. Earnings of investment companies and similar equity method investees of $1,855 and $12,239, and $3,232 and $3,679, in the three and nine months ended September 30, 2005 and 2004, respectively, are included in investment income on the consolidated statements of operations. Pre-tax earnings of other equity method investees of $8,728 and $22,196, and $5,452 and $14,750, in the three and nine months ended September 30, 2005 and 2004, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of operations
Dividends received from all equity method investees were $1,210 and $3,530, and $1,033 and $3,041, in the three and nine months ended September 30, 2005 and 2004, respectively.

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
Interest Rate Risk
As of September 30, 2005, Crum & Forster’s investment portfolio included $1,968,323 of fixed income securities that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At September 30, 2005
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,572,189	$603,866	30.7%
100 basis point decline	$2,241,611	$273,288	13.9%
Base scenario	$1,968,323	—	—%
100 basis point increase	$1,741,676	$(226,647)	(11.5)%
200 basis point increase	$1,552,715	$(415,608)	(21.1)%
Equity Price Risk
As of September 30, 2005, the Company’s investment portfolio included $458,617 of marketable equity securities. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $45,862 in the fair value of the equity portfolio at September 30, 2005. As of December 31, 2004, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $44,112 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is primarily the result of the increase in the value of the equity portfolio from $455,153 at December 31, 2004 to $458,617 at September 30, 2005.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short sales totaling approximately $300,000 of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of SPDRs to $60,000 as of September 30, 2005. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value in foreign currency denominated assets due to a decline in the exchange rate of the foreign currency relative to the US dollar. As of September 30, 2005, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $423,866, or 13.1%, of the Company’s total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated and Indian Rupee denominated securities, which represented 4.2% and 4.3% of the Company’s investment portfolio, including cash and cash equivalents, respectively, as of September 30, 2005. A hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline of $42,387, or 1.3% in the fair value of the total investment portfolio, including cash and cash equivalents, as of September 30, 2005. As of December 31, 2004, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $34,875 in the fair value of the total investment portfolio.
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
Part II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company has been advised by Fairfax that Fairfax has received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax or any of its affiliates. As a subsidiary of Fairfax, the Company is currently reviewing its obligations under the subpoena received by Fairfax and intends to cooperate fully with the SEC. The Company has been further advised that the U.S. Attorney’s Office for the Southern District of New York will be reviewing information provided by Fairfax to the SEC in connection with its subpoenas. It is possible that the U.S. Attorney’s Office for the Southern District of New York or other governmental and enforcement agencies will review information the Company provides to the SEC, or that the Company may become subject to direct requests for information or other inquiries by such agencies.
The Company and U.S. Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company intends to vigorously defend the action.
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

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: October 28, 2005	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: October 28, 2005	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
Exhibit No.

*10.17	Addendum to the Tax Sharing Agreement between Fairfax Inc. and Crum & Forster Holding Inc., effective as of January 1, 2005.

*10.36	Addendum to the Tax Sharing Agreement between Fairfax Inc. and Crum & Forster Holdings Corp., effective as of January 1, 2005.

*10.37
Amendment Number 1 to the Investment Agreement among Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Crum & Forster Specialty Insurance Company, effective as of January 1, 2005.

*10.38	Amendment Number 1 to the Investment Agreement among Hamblin Watsa Investment Counsel Ltd, Fairfax Financial Holdings Limited and Seneca Specialty Insurance Company, effective as of January 1, 2005.

*31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 7, 2005, as amended by Form 10-K/A filed with the Securities and Exchange Commission on June 28, 2005).

*	Filed herewith