Form 10-K
period 2005-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2006-03-22
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
          None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at February 28, 2006

Common Stock, $.01 Par Value	100
Documents Incorporated by Reference
          None

CRUM & FORSTER HOLDINGS CORP.
Form 10-K
Index

	STATEMENTS REGARDING FORWARD-LOOKING INFORMATION	4
	PART I
ITEM 1.	BUSINESS	5
	Overview	5
	Corporate Structure	5
	Lines of Business	7
	Geographic Distribution	9
	Business Development and Methods of Distribution	10
	Pricing and Underwriting	11
	Catastrophe Management	13
	Reinsurance	13
	Claims Management	19
	Reserves	20
	Asbestos, Environmental and Other Latent Exposures	24
	Investments	30
	Competition	31
	Ratings	32
	Insurance Regulatory Matters	32
	Employees	38
ITEM 1A.	RISK FACTORS	38
ITEM 2.	PROPERTIES	46
ITEM 3.	LEGAL PROCEEDINGS	47
	Litigation	47
	Insurance Industry Investigations	47
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	48
ITEM 6.	SELECTED FINANCIAL DATA	48
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49
	Critical Accounting Policies and Estimates	49
	Summary of Operations	56
	Results of Operations	58
	Liquidity and Capital Resources	65
	Contractual Obligations	67
	Regulatory Issues	68
	Off-Balance Sheet Arrangements	68
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	69
	Interest Rate Risk	69
	Equity Price Risk	69
	Foreign Currency Exchange Rate Risk	70
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	71
	Index to Consolidated Financial Statements	71
	Report of Independent Registered Public Accounting Firm	72
	Consolidated Balance Sheets at December 31, 2005 and 2004	73
	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	74
	Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003	75
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	76

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	77
	Notes to Consolidated Financial Statements	78
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	106
ITEM 9A.	CONTROLS AND PROCEDURES	106
	Evaluation of Disclosure Controls and Procedures	106
	Changes in Internal Control Over Financial Reporting	106
ITEM 9B.	OTHER INFORMATION	106

	PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	106
	Directors and Executive Officers	106
	Key Employees of the Operating Companies	107
	Audit Committee and Audit Committee Financial Expert	107
	Compensation Committee	108
	Compensation of Directors	108
	Code of Ethics	108
ITEM 11.	EXECUTIVE COMPENSATION	108
	Executive Compensation	108
	Long-Term Incentive Plan	109
	Employment Agreements; Change of Control Arrangements	110
	Compensation Committee Interlocks and Insider Participation	111
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	111
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	111
	Investment Agreements	111
	Investments in and Transactions With Affiliates	111
	Reinsurance Agreements	112
	Claims Services and Management Agreements	112
	Information Technology Services Agreement	112
	Fairfax Insurance Coverage	113
	Tax Sharing Agreements	113
	Borrowing from Fairfax	113
	Other Agreement	113
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	114
	Audit Fees	114
	Audit-Related Fees	114
	Tax Fees	114
	All Other Fees	114
	Audit Committee Pre-Approval Policies and Procedures	114

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	114
	Financial Statement Schedules	114
	Exhibits	115
	SIGNATURES	118
	POWER OF ATTORNEY	118
	INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES	119
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	120
	Schedule I – Summary of Investments Other Than Investments in Related Parties	121
	Schedule II – Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2005 and 2004 (Parent Company Only)	122
	Schedule II – Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2005, 2004 and 2003 (Parent Company Only)	123
	Schedule II – Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2005, 2004 and 2003 (Parent Company Only)	124
	Schedule V – Valuation and Qualifying Accounts	125
	EXHIBITS

The following annual report on Form 10-K relates to the business operations and financial results of Crum & Forster Holdings Corp. and subsidiaries. References in this report to the “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including Crum & Forster Holding Inc., United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”) and Crum and Forster Insurance Company (“CF Insurance”). US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company (“CF Specialty”). North River owns 100% of the stock of Seneca Insurance Company Inc. (“Seneca”) and its subsidiaries. Fairfax Financial Holdings Limited (“Fairfax”) holds a 100% indirect interest in Fairfax Inc., Crum & Forster’s parent company.
The Company’s principal executive offices are located at 305 Madison Avenue, Morristown, NJ 07962 and its telephone number at that address is (973) 490-6600. The Company’s website is http://www.cfins.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission.
STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors, which are described elsewhere in this report, include, but are not limited to, the following:
•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Competitive conditions in the insurance market;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	Securities and Exchange Commission requests for information from the Company;

•	Inability to realize the Company’s investment objectives;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Exposure to credit risk, in the event reinsurers or policyholders that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.
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

PART I
ITEM 1. BUSINESS
Overview
Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes a broad range of commercial coverage including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through its home office and a regional branch network, allowing it to control centrally the underwriting process, respond to local market conditions and build close relationships with producers and policyholders. The Company has over 1,000 producers located throughout the United States. These producers include wholesale brokers, independent regional retail firms and national brokers.
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
In 2005, the Company generated $1,097.8 million of gross premiums written, $869 million of net premiums written and $1,109.5 million of total revenues. Approximately 67% of the Company’s 2005 gross premiums written related to casualty coverage and 33% to property coverage. For the year ended December 31, 2005, the Company’s combined ratio was 97.3%, including a 10.2 point impact from hurricanes Katrina, Rita and Wilma. At December 31, 2005, the Company had cash and invested assets of $3.2 billion, total assets of $6.5 billion, shareholder’s equity of $961.2 million and policyholders’ surplus of $1.3 billion.
Corporate Structure
Crum & Forster is a Delaware holding company that is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is ultimately owned by Fairfax, a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange and the New York Stock Exchange under the symbols “FFH.SV” and “FFH”, respectively.
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

Each of the Company’s major subsidiaries is depicted below:

Crum & Forster’s insurance subsidiaries, except CF Specialty and Seneca and its subsidiaries, participate in an intercompany pooling arrangement pursuant to which the premiums, losses and other underwriting expenses of each participant are pooled by means of mutual reinsurance on a fixed-percentage basis as follows: US Fire, 76%; North River, 22%; CF Insurance, 1%; and CF Indemnity, 1%. The intercompany agreement provides that US Fire, acting as the lead company, assumes from the other pool participants 100% of their premiums, losses and other underwriting expenses, and, in turn, cedes to each pool participant its participating percentage of premiums, losses and other underwriting expenses. The pooling arrangement permits each pool participant to rely on the capacity of the entire pool, rather than solely on its own capital and surplus. Further, it prevents any one pool participant from suffering undue losses, as all pool participants share underwriting profits and losses in proportion to their respective pool participation percentages. CF Specialty and Seneca and its subsidiaries operate independently from the pool.
Lines of Business
Crum & Forster offers a broad range of property and casualty insurance coverage to commercial accounts located throughout the United States. In 2005, 2004 and 2003, the Company reported $1,097.8 million, $1,139 million and $1,104.2 million, respectively, of gross premiums written in six major lines of business. Gross premiums written for each of these lines of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2005		2004		2003
	$	%	$	%	$	%
Workers’ compensation	$275.3	25.1%	$311.3	27.3%	$288.0	26.0%
General liability	262.8	24.1	252.8	22.2	254.9	23.1
Commercial automobile	192.6	17.5	190.1	16.7	168.6	15.3
Property	296.9	27.0	299.1	26.3	319.2	28.9
Commercial multi-peril	51.0	4.6	52.1	4.6	42.9	3.9
Surety	19.2	1.7	33.6	2.9	30.6	2.8

Total gross premiums written	$1,097.8	100.0%	$1,139.0	100.0%	$1,104.2	100.0%

Workers’ compensation provides coverage for the obligations of an employer under state law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. Typically, there are four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The Company offers three types of workers’ compensation products:
•	guaranteed cost products, in which policy premiums are fixed for the period of coverage and do not vary as a result of the policyholder’s loss experience;

•	large deductible policies; and

•	retrospectively rated policies.
Premiums are primarily a function of:
•	the applicable premium rate, which varies according to the employee’s duties and the business of the employer;

•	the policyholder’s experience modification factor (where applicable); and

•	the policyholder’s payroll.
Generally, a deposit premium is paid at the beginning of the policy period and periodic installments are paid during the policy period. The final premium is determined at the end of the policy period after the employer’s payroll records are audited. Premiums are continually reviewed for adequacy using an actuarial analysis of current and anticipated trends.

The Company applies a comprehensive approach to workers’ compensation business that benefits both Crum & Forster and its policyholders. Loss prevention services focused on workplace safety and the prevention of accidents are provided to the Company’s policyholders. The Company emphasizes loss cost containment methods, which involve employers, employees and care providers that focus on cost-effective quality care and early return to work for injured employees. The Company also strives to prevent costs associated with fraudulent claims by applying a proactive approach to investigation and litigation of claims, where appropriate.
The distribution of total workers’ compensation gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Guaranteed cost	84.7%	78.3%	80.6%
Large deductible	12.8	15.4	19.3
Retrospectively rated	2.5	6.3	0.1

Total workers’ compensation	100.0%	100.0%	100.0%

With respect to large deductible policies, the average policyholder retention is approximately $250,000 and the average premium discount from standard premium, recognizing the reduced net loss exposure, is approximately 74%. In 2005, the Company’s large deductible business was negatively affected by increased market competition. The 2004 increase in retrospectively rated premium as a percentage of the workers’ compensation total was primarily due to several larger policies which were written on a modified retrospectively rated plan, whereby all final premium is determined within approximately 18 months from the inception date of the policy.
General liability provides coverage for liability exposures, including bodily injury and third-party property damage arising from products sold and general business operations. General liability also includes coverage to protect policyholders against third-party personal injury. This coverage is generally written with a limit of $1 million. This line of business includes umbrella coverage, which provides additional insurance protection to businesses for amounts that exceed the limits of their primary liability policies with the Company or another insurance carrier. Approximately 80% of the Company’s umbrella premiums are for accounts for which the underlying liability coverage is provided by another insurance carrier. In 2005, approximately 78% of the Company’s umbrella gross premiums written were associated with policies having an attachment point of $1 million. The average umbrella policy limit written in 2005 was approximately $11 million. The Company also writes specialty classes, such as directors’ and officers’ liability, which involves coverage for liability arising from the actions of directors and officers in their official capacities, and employment practices liability, which protects the policyholder from liability arising from employment policies and plans, such as liability related to discrimination and harassment. The average directors’ and officers’ policy limit written in 2005 was approximately $4 million. The distribution of the Company’s total general liability gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Umbrella liability	33.7%	34.0%	30.8%
Products liability	8.6	10.5	7.9
Directors’ and officers’ liability	8.0	9.7	11.5
Employment practices liability	3.6	3.8	2.8
All other general liability	46.1	42.0	47.0

Total general liability	100.0%	100.0%	100.0%

Commercial automobile provides coverage for businesses against losses arising from bodily injury, bodily injury to third parties, property damage to a policyholder’s vehicle, property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business. The Company targets policyholders with fleets of 25 to 100 vehicles, particularly those with newer model year vehicles, low driver turnover and good driving records.
Property provides coverage for loss or damage to buildings, inventory and equipment and financial loss due to business interruption resulting from covered property damage. Policies written are typically “all risk” in nature, providing protection from natural disasters, including losses from hurricanes, windstorms, earthquakes, hail and severe winter weather, and other events, such as theft and vandalism, fires, explosions, storms and at the policyholder’s option, terrorism. Certain risks, such as war and nuclear risk, are generally excluded from all policies. Gross limits offered on property business averaged approximately $9 million in 2005 and generally did not exceed $25 million per policyholder. Property insurance is principally provided through fire and allied lines and inland marine coverage. Fire and allied lines insure business property for damage and protect businesses from financial loss due to business interruption. Inland marine provides coverage for goods in transit and builders’ risk for buildings in the course of construction and for tools and contractors’ equipment. Policies written on an excess basis comprised approximately 10%, 18% and 23% of property gross premiums written in 2005, 2004 and 2003, respectively.

The proportion of property writings comprised of policies written on an excess basis decreased in recent years principally due to the willingness of some competitors to offer large primary limits of coverage, thereby reducing the policyholder’s need to purchase excess property policies.
The distribution of total property gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Fire and allied lines	82.9%	80.9%	82.2%
Inland marine	11.3	12.4	12.7
Other	5.8	6.7	5.1

Total property	100.0%	100.0%	100.0%

Commercial multi-peril combines property and liability coverage under one insurance policy. The Company typically writes these package policies for smaller businesses where expense advantages can be gained by combining these coverages rather than purchasing two separate policies. For the years ended December 31, 2005, 2004 and 2003, approximately 55.5%, 55.5% and 53.9%, respectively, of commercial multi-peril gross premiums written were attributable to liability coverage.
Surety involves third-party agreements in which the issuer of the bond (the “surety”) joins with a second party (the “principal”) in guaranteeing to a third party (the “owner/obligee”) the fulfillment of some obligation on the part of the principal. The surety generally has a right to recover from the principal any losses or expenses paid to the owner/obligee. Surety is generally classified into two broad types: contract bonds and commercial bonds. Contract bonds secure a contractor’s performance and/or payment obligation, generally with respect to a construction project, and are typically required by federal, state and local governments for public works projects. The Company’s average contract bond amount was approximately $2.1 million in 2005, with an average job length of approximately 1.3 years. Commercial bonds cover obligations typically required by law or regulation such as bail bonds and license and permit bonds. Bail bonds provide for the issuance of financial security to a court to guarantee the return, at a specific date, of a person facing criminal charges. The Company began to significantly restrict the writing of contract surety business in the second quarter of 2005 in response to adverse surety claims emergence. New contract bonds for existing contractors are written only in very rare circumstances and new contractors are no longer accepted.
The distribution of the Company’s total surety gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Contract bonds	67.0%	77.8%	69.6%
Bail bonds	23.6	13.6	17.2
Other commercial bonds	9.4	8.6	13.2

Total surety	100.0%	100.0%	100.0%

Geographic Distribution
The Company is licensed and currently writes insurance in all 50 states. For the year ended December 31, 2005, the top ten states represented 73.2% of direct premiums written.

The distribution of direct premiums written by state, as a percentage of total direct premiums written, is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
California	20.1%	22.0%	22.6%
Florida	10.9	9.8	9.8
New York	10.0	11.0	10.5
New Jersey	8.6	7.1	7.2
Texas	7.5	6.3	7.0
Pennsylvania	5.4	6.1	6.2
Illinois	3.5	4.1	4.5
Massachusetts	3.4	3.8	3.4
Georgia	2.1	2.5	2.1
Kentucky	1.7	1.6	1.4
All other states[1]	26.8	25.7	25.3

Total direct premiums written	100.0%	100.0%	100.0%

[1]	No other state comprised more than 2.2% of total direct premiums written in 2004 or 2003.
The Company has significantly expanded its workers’ compensation writings in California since 2000. Despite the fact that California workers’ compensation results have historically been unprofitable for much of the industry, the Company determined in 2001 that an opportunity for profitable growth existed based on: (a) a displaced workers’ compensation market in California which enabled the Company to be very conservative in risk selection and in pricing; (b) the Company’s establishment of newly staffed underwriting centers in Los Angeles and San Francisco with technically strong and experienced local workers’ compensation underwriters; (c) freedom from loss experience legacy issues in the state; and (d) high workers’ compensation rates in California relative to other states and a promising environment for regulatory reform.
In 2003 and 2004, significant insurance regulatory reform took place in California. The combination of these reform efforts and strong rate increases from 2000 to 2003 has led to a dramatic improvement in the industry’s workers’ compensation accident year loss ratios. At September 30, 2005, the Workers’ Compensation Insurance Rating Bureau of California projects the workers’ compensation ultimate accident year loss ratio to fall from 123.6% in 2000 to 36.3% in 2004.
The California workers’ compensation marketplace has evolved over the past year to one where there are numerous carriers aggressively seeking growth. As a consequence of increased competition and reforms, workers’ compensation rates in the state have steadily declined over the past year. California workers’ compensation premiums in 2006 may decline as the Company continues to maintain its risk selection and pricing discipline.
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
Crum & Forster depends on producers to provide it with access to a wide range of business opportunities. The Company’s ability to develop strong and mutually beneficial relationships, and successfully market its products and services to producers, is paramount to its success. Generally, the Company’s business is distributed through more than 1,000 producers located throughout the United States. Crum & Forster intends to continue to expand its producer force. The Company offers its producers underwriting expertise and timely policy processing, which assists them in placing business in underserved markets. The Company’s service extends to loss control and claims services, particularly on large accounts where this expertise is highly valued by both the producer and the policyholder.
Producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. Additionally, the Company pays contingent commissions to certain producers based on achievement by the producer of agreed-upon targets in such areas as renewal retention and new business production.

Out of total producer compensation incurred in 2005, 2004 and 2003 of $120.6 million, $128.2 million and $125.2 million, respectively, contingent commissions paid to producers in those years totaled $8.7 million, $12 million and $8.9 million, respectively. Payments in 2005 declined due to the termination in 2004 of agreements with certain producers. The Company expects contingent commission payments to decline to approximately $3 million in 2006.
Crum & Forster’s producers generally fall into three categories: wholesale brokers, independent regional retail firms and national brokers. Each of these channels has its own distinct distribution characteristics and customers. Wholesale brokers primarily produce business that retail firms have difficulty placing due to its unique, unusual or hazardous nature. Independent regional retail firms generally operate in a limited geographic region. These producers often focus on mid-size accounts. National brokers generally have a significant number of locations throughout the United States and target larger risks requiring complex insurance analysis and placement. The Company’s policies with these producers tend to be larger, loss rated casualty products and excess property policies.
The percentage of business from these categories of producers, based on gross premiums written, is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Wholesale brokers	40.1%	33.5%	32.2%
Independent regional retail firms	31.0	31.6	33.4
National brokers	28.9	34.9	34.4

Total direct premiums written	100.0%	100.0%	100.0%

The increased percentage of gross premiums written attributable to wholesale brokers and the corresponding decrease in business from national brokers is largely due to a decrease in premiums produced by Marsh USA Inc., the Company’s largest producer in both 2005 and 2004, and an increase in excess and surplus casualty business written through wholesale brokers.
Gross premiums written from new business by producer category are as follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Wholesale brokers	$210.0	$163.9	$202.4
Independent regional retail firms	91.1	123.8	157.3
National brokers	84.3	134.0	178.8

Total gross premiums written from new business	$385.4	$421.7	$538.5

The Company’s new business production decreased by approximately 9% and 22% in 2005 and 2004, respectively, as the market has softened and competition for new business, particularly from higher rated companies, has intensified.
For discussions of recent investigations by governmental authorities into certain business practices within the insurance industry, see “Item 1A. Risk Factors—Certain business practices of the insurance industry have become the subject of investigation by government authorities and other parties and the subject of class action litigation” and “Item 1A. Risk Factors—Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company” and “Item 3. Legal Proceedings”.
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
The Company’s underwriting process is controlled centrally by profit center managers in the home office who have extensive experience in the insurance industry. Each executive is held accountable for the underwriting results of his or her line of business. Underwriting authority levels are established based on characteristics such as class of business, hazard grade and policy limits and are assigned based on the experience and expertise of the underwriter. Regional underwriting product line managers report to the home office executives on all underwriting matters. Field underwriters have limited authority to underwrite policies, with the result that a significant amount of business is underwritten directly by underwriters in the home office.

The Company’s casualty business is either manually rated or loss-rated, generally depending on the size of the risk to be priced. Manual rating begins with a classification rate provided by an industry-rating bureau. Deviations from this rate based on the individual characteristics and loss history of the risk, as well as the desirability of the class of business, are then determined. Loss rating is a methodology utilized for large casualty risks wherein an individual risk’s credible loss experience is the basis for rate and premium development for the risk. A significant portion of the Company’s business is large enough to be rated on its own loss history. This loss rated business is within the workers’ compensation, general liability and commercial automobile lines of business and includes guaranteed cost policies, where policy premiums are fixed, and loss sensitive rating programs, where the ultimate costs to the policyholder are dependent upon its loss experience. The underwriting of loss rated business requires approval by home office underwriting and actuarial personnel.
For workers’ compensation business, the Company considers aggregation of insured employees during the quotation process at an account and location level. On a monthly basis, management monitors insured employee aggregations, particularly in target cities, in proximity to target sites and in earthquake-prone zones, in order to manage the Company’s potential exposure to terrorism and/or earthquake losses.
Loss sensitive business includes large deductible policies, in which the policyholder must reimburse the Company for any losses within the deductible and retrospectively rated policies, in which premiums are adjusted based on the actual loss experience of the policyholder. Both of these loss sensitive products expose Crum & Forster to potential credit risk since the Company may be due payment from the policyholder after coverage has been provided. Loss sensitive policies are subject to extensive financial analysis prior to binding, and generally require that the policyholder provide collateral as a condition to writing the policy. For further discussion of such credit risk, see “Item 1A. Risk Factors—The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses which would reduce its net income”.
Property risks are underwritten on an individual risk basis. Underwriting considerations that factor into the pricing of individual property risks include, but are not limited to, building construction, occupancy classes and inherent internal exposures to loss, physical protection of the property and external exposures to loss, as well as past loss experience. Approximately 90% of the Company’s property business is written on a primary basis. The underwriting and pricing of such risks requires significant underwriting expertise due to the complexities of individual risk exposures. The remaining 10% of the Company’s property business is written in excess of one or more underlying insurance policies. Pricing of excess property business also requires significant underwriting expertise. Consideration is given to the excess premium as a percentage of total insured value as well as the attachment point and catastrophe exposure. Inland marine is typically rated individually by the underwriter based on the characteristics of the risk and the class of business, without the use of an industry manual rate. The Company’s underwriting of any property always considers the aggregate exposures to natural catastrophic losses and attempts to mitigate such exposure. The Company monitors exposures in areas most susceptible to a hurricane or earthquake event.
Surety underwriting requires significant financial analysis, as well as underwriting expertise. Collateral may be required as a condition to writing the bond. In the Company’s bail bond business, Crum & Forster deals with one agent, who, in turn, deals with a significant number of agents nationally. These obligations are secured by both Crum & Forster’s agent and the agent’s sub-agent. The Company must approve, prior to binding, all bail bonds with values in excess of $500,000.
The Company closely monitors its underwriting on an ongoing basis to enforce compliance with standards throughout the field organization. At the Company’s principal insurance subsidiaries, a premium register, which lists each policy processed on the prior day, is distributed daily to senior management and to the home office underwriting executives. On larger policies, a more detailed underwriting summary sheet is prepared and distributed to senior management and the home office underwriting executives on a timely basis. This report identifies the policyholder name, line of business, policy premium, commission, prior loss history and other relevant information relating to the risk. A detailed price monitoring process is conducted by actuarial personnel, with region and line of business pricing results released on a weekly and monthly basis. These pricing results include price changes on policies that are renewed and new business prices versus established targets that are intended to produce an underwriting profit. Large accounts, which are rated based on their own loss history, are monitored separately with an expected combined ratio quantified for each account. Underwriting audits of the major profit centers are conducted at least annually by independent home office personnel with the requisite line of business expertise.

Catastrophe Management
Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, tornados, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, and man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, tornados, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. For example, the terrorist attacks on September 11, 2001 caused losses in several of the Company’s coverages and lines of business, including business interruption, business personal property and workers’ compensation.
Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon the Company’s net income, financial position or liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have, from time to time, passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.
The Company closely monitors catastrophe exposure on an individual risk and book of business basis. Each property risk is written with an occurrence limit and every policy with catastrophe exposure has a significant minimum deductible for the catastrophe exposure. A catastrophe risk analysis is run on each account with catastrophe exposure prior to binding to assess the potential loss. Any risk in a critical catastrophe zone (as defined by the Company for hurricane and earthquake regions) must be referred to home office and is subject to restrictions on policy limits offered and other policy features. Further, the Company’s underwriting guidelines identify classes of risks that are prohibited or restricted based on the vulnerability to catastrophe loss.
Crum & Forster monitors its aggregate property exposure in catastrophe-prone areas based principally on total exposed policy limits. The Company has divided the major hurricane and earthquake exposed regions in the United States into zones and has established target maximums of total exposed policy limits (adjusted for attachment points and deductibles) in each zone and, in certain instances, across one or more zones. Reports of total exposed policy limits, number of locations, total insured values and other information by zone are reviewed monthly by management. In areas most susceptible to a hurricane or earthquake event, the Company also runs an extensive catastrophe model each quarter to assess its probable maximum loss on both a 250-year and 100-year event basis.
The Company also monitors its concentration of workers’ compensation exposures in target cities, in proximity to targets sites and in earthquake-prone areas. As a result of database enhancements and increased information gathered on the Company’s policyholders, a significant majority of employees are captured by location in the Company’s systems. Accumulations are managed by zip code, monitored during the quoting process and reviewed monthly by management.
The Company purchases property and workers’ compensation catastrophe reinsurance to mitigate its losses in the event of catastrophes.
Reinsurance
In order to control the exposure to losses and protect capital resources, the Company cedes a portion of its gross policy premiums to reinsurers in exchange for the reinsurer’s agreement to share a portion of the covered losses. Reinsurance is a practice whereby one insurer, called the “reinsurer”, agrees to indemnify another insurer, called the “ceding insurer”, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The Company’s purchase of reinsurance does not discharge the Company from primary liability to its policyholders. The net liability retained on individual risks varies by product and by the nature of the risk. Insured liabilities can be reinsured either by treaty, wherein reinsurers agree in advance to provide coverage above retained limits or for a specified percentage of losses attributable to specific policies, or by facultative arrangements, wherein reinsurance is provided for individual risks based on individual negotiations.

The Company’s maximum retention and reinsured limits for policies currently being written are summarized as follows:

		Maximum Reinsured
(dollars in millions)	Maximum Retention	Limits [1]
General liability per risk:
Umbrella	$3.0	$22.0
Directors’ and officers’ liability — primary policies	$2.0	$8.0
Directors’ and officers’ liability — excess policies	Variable Quota Share[2]	$8.0
Workers’ compensation per occurrence	$50.0	$200.0
Property per risk[3]	$2.0	$23.0
Surety per principal	$7.5	$7.5
Surety per bond — commercial	80% Quota Share[4]	$4.0
Surety per bond — contract	Variable Quota Share[5]	$27.1

[1]	Represents the amount of loss protection above the net retention on an excess of loss basis, unless otherwise noted. Certain layers within these reinsured limits are subject to aggregate limits and reinstatement provisions.

[2]	The Company retains 40% of policies with limits up to $5 million and 20% of policies with limits in excess of $5 million up to $10 million.

[3]	Effective March 1, 2006, the Company increased its property per risk net retention to $5 million from $2 million, reducing the maximum reinsured limits to $20 million. The $5 million excess of $5 million layer is 100% reinsured by nSpire Re Limited (“nSpire”, formerly ORC Re Limited), a Fairfax affiliate. In the prior treaty year, 7.5% of this layer was placed with nSpire and 5% was placed with Odyssey America Reinsurance Corporation (“Odyssey America”), another Fairfax affiliate.

[4]	The Company’s maximum retention is 80% of $20 million, or $16 million. The average retention at December 31, 2005 for bonds ceded to the current treaty year was approximately $88,000 per bond.

[5]	The Company’s percentage retention varies based on the bond limit, from 80% of bond limits up to $2 million to 22.5% of bond limits in excess of $15 million up to $35 million. The average retention at December 31, 2005 for bonds ceded to the current treaty year was approximately $1 million per bond.
In general, other general liability policies and commercial automobile policies are written with limits of $1 million per occurrence and are not reinsured. General liability policies typically contain a $2 million aggregate limit.
The Company manages its exposure to catastrophes by monitoring the accumulation of insured value in catastrophe-prone areas. The Company’s property catastrophe reinsurance treaty protects it in the event of property losses arising from one defined catastrophic occurrence or series of events. This treaty provides $295 million of aggregate coverage in excess of a $25 million net retention. There is a 10% co-participation by the Company on the reinsured layers, which amounts to an additional retained loss of $29.5 million in the event that the entire treaty limit is utilized. Under the terms of the treaty, the Company is obliged to reinstate the reinsured layers pro rata as to usage at 100% of the rate applicable to each layer. The total premium for the reinsured layers is $48.7 million before co-participations ($43.9 million after co-participations). Under certain conditions, the Company may recover $22.5 million of the $25 million net retention per occurrence.
In 2005, the Company had gross losses of $389.7 million associated with hurricanes Katrina, Rita and Wilma. Net losses incurred relating to these hurricanes amounted to $96.3 million, which included reinsurance reinstatement premiums of $39.3 million. The Company has exhausted the first layer of the catastrophe program and its reinstatement. There are limits available on the second and third layers of approximately $82 million and $186 million, respectively, net of co-participations.
Crum & Forster’s property catastrophe treaty is renewed each May 1st. As a result of significant catastrophe losses sustained by reinsurers in 2005 and 2004, increases in reinsurer capital requirements by rating agencies, expected changes in widely-used industry catastrophe modeling software that will result in higher projected event frequency and severity and other factors, available reinsurance capacity for property catastrophe coverage has contracted in 2006, notwithstanding the raising of significant additional capital in the sector in late 2005. As a result, the Company expects a material increase in its catastrophe reinsurance costs after May 1, 2006 in terms of both reinsurance premium cost and higher amounts retained by the Company per event. See “Item 1A. Risk Factors—The Company may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it”.
From March 19, 2003 to December 31, 2004, the Company purchased terrorism coverage from nSpire, a subsidiary of Fairfax, for acts certified in accordance with the Terrorism Risk Insurance Act of 2002 (“TRIA”) in an amount and on terms which reduced the Company’s exposure to such acts to the amount of the deductible based on Crum & Forster’s pro-forma stand-alone direct premiums earned. The contract was not renewed for 2005. As a result, in the event of a TRIA-certified terrorist act occurring in the future, the Company could incur a loss of up to the aggregate deductible of participating Fairfax insurers, which will be approximately $360 million in 2006 based on 17.5% of Fairfax’s 2005 estimated direct premiums earned of approximately $2.1 billion, subject to terrorism reinsurance coverage provided by the Company’s other reinsurance contracts. For further discussion of TRIA, see “—Catastrophe Management”, “—Insurance Regulatory Matters—Terrorism Risk Insurance Act of 2002” and “Item 1A. Risk Factors—Catastrophic events could reduce net income”.
For a detailed discussion of the Company’s reinsurance agreements, see Notes 6 and 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.

At December 31, 2005 and 2004, reinsurance recoverable was $2.1 billion and $1.8 billion, respectively, net of uncollectible reinsurance reserves. Included in net reinsurance recoverable at December 31, 2005 and 2004 are reserves for uncollectible paid and unpaid reinsurance totaling $34.4 million and $40.9 million, respectively.
Reinsurance recoverable at December 31, 2005 was due from approximately 300 reinsurers. Set forth below is a table showing the ten largest reinsurance recoverable balances by reinsurer. Amounts recoverable from pools and associations and contingent obligations associated with structured settlements with life insurance companies amounted to an additional $177.4 million, or 8.4% of the total reinsurance recoverable balance at December 31, 2005.

				At December 31, 2005
	A.M. Best	Security		Reinsurance		% of
(dollars in millions)	Rating [1]	Provided		Recoverable		Total
Inter-Ocean Reinsurance Company Limited	[2]	$455.6	[3]	$419.3		19.9%
North American Specialty Insurance Company	A+	193.9	[4]	377.0		17.9
TIG Insurance Company (“TIG”) [5]	B+	—		142.5		6.7
Swiss Reinsurance America Corporation	A+	—		121.1		5.7
nSpire	[2]	106.5	[6]	111.0		5.3
General Reinsurance Corporation	A++	—		63.5		3.0
Lloyds Syndicates	A	—		56.7		2.7
Federal Insurance Company	A++	34.3	[4]	40.3		1.9
Odyssey America	A	—		35.6		1.7
IPCRe Limited	A	26.9	[7]	33.8		1.6
Other		134.4	[8]	709.3	[9]	33.6

Total reinsurance recoverable		$951.6		$2,110.1	[10]	100.0%

[1]	The A.M. Best rating system includes ratings of “A++” and “A+” (which are “Superior” ratings), “A” and “A-” (which are “Excellent” ratings), “B++” and “B+” (which are “Very Good” ratings) and nine lower ratings categories. Ratings are as of March 9, 2006.

[2]	Not rated.

[3]	Includes the value of Delaware Reg. 1003 compliant trust accounts (“Trusts”) at December 31, 2005 in the amount of $360 million, $57.8 million in letters of credit and $37.8 million in funds held.

[4]	Funds held at December 31, 2005.

[5]	Effective December 16, 2002, International Insurance Company merged with TIG, a Fairfax subsidiary. TIG had statutory capital and surplus at December 31, 2005 of $597.3 million. These recoverable balances arise principally from a restructuring in 1993, prior to Fairfax’s acquisition of Crum & Forster. For further discussion, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

[6]	Includes $72.4 million in letters of credit and the value of Trusts amounting to $34.1 million, including $4.5 million received on January 26, 2006.

[7]	Includes $26.9 million in letters of credit.

[8]	Includes $122.7 million in letters of credit and $11.7 million in funds held.

[9]	92% of these recoverable balances, after applying the associated collateral, are from companies having an A.M. Best rating of “A-” or better.

[10]	Includes reserve for uncollectible reinsurance of $34.4 million.
Affiliated reinsurers
The Company has reinsurance agreements in effect with affiliates of Fairfax. As is the case with all reinsurance agreements, Crum & Forster bears credit risk regarding these agreements, both with respect to reinsurance recoverable reflected on the Company’s balance sheet as well as to contingent liabilities associated with reinsurance recoverable on future claims. For the years ended December 31, 2005, 2004 and 2003, the Company ceded premiums of $53.2 million, $51 million and $54.8 million, respectively, to affiliates under these reinsurance contracts.

Reinsurance recoverable balances from affiliated reinsurers reflected on the balance sheet are summarized as follows:

	At December 31, 2005
	Total
	Reinsurance	Paid	Outstanding
(dollars in millions)	Recoverable	Recoverable	Reserves[1]	Collateral
TIG	$142.5	$1.2	$141.3	$—
nSpire	111.0	7.8	103.2	106.5
Odyssey America	35.6	2.4	33.2	—
Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company)	14.9	—	14.9	—

Total affiliated reinsurance recoverable balances	$304.0	$11.4	$292.6	$106.5

[1]	Includes case and IBNR reserves.
For a detailed description of the Company’s reinsurance arrangements with affiliates, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions—Reinsurance Agreements”.
Corporate aggregate reinsurance
Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. Per risk or per occurrence reinsurance, designed to limit exposure to loss from any one claim or occurrence, generally responds at the individual claim or occurrence level and is priced based on underlying loss costs and exposures. As a result, loss experience, net of the effect of this reinsurance, is generally consistent with the underlying gross loss experience. Reinsurance designed to limit accident year losses in the aggregate or adverse development of prior years’ loss and LAE reserves may significantly affect the reported loss experience for a given period in amounts or directions that are not consistent with the loss experience of the underlying policies. The prices paid for corporate aggregate reinsurance may also affect the underwriting expense ratios by reducing the net premiums earned, upon which the ratio is calculated. Therefore, management believes that presenting the Company’s results net of per risk or per occurrence reinsurance but before benefit of corporate aggregate reinsurance generally provides a more accurate portrayal of the actual loss experience of the underlying policies.
The Company’s corporate aggregate reinsurance contracts provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development covers, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under retroactive reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over many years. These contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and generally provide that interest expense is charged to the Company, for the benefit of the reinsurers, on any premiums withheld. Interest rates specified in these contracts are 7% to 7.5%.
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

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Premiums earned	$—	$(7.6)	$(0.1)
Investment income	(19.9)	(30.5)	(18.5)
Losses and LAE	(8.1)	(28.3)	(14.2)

Income before income taxes	$(11.8)	$(9.8)	$(4.4)

At December 31, 2005, reinsurance recoverable includes $420.7 million and $428.8 million related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $491.9 million has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

(dollars in millions)
2000 accident year prospective aggregate stop loss contract	$53.2
1998 prospective aggregate stop loss contract	367.5	[1]
1998 aggregate stop loss contract amendment	19.3
2001 retroactive adverse development contract for $400 million	377.0
2001 retroactive adverse development contract for $100 million	32.5

Total	$849.5

[1]	Includes $389 million which has been recognized as a reduction of losses and LAE less $21.5 million for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer. Total amounts recognized as a reduction of losses and LAE include the $389 million above, $53.2 million on the 2000 accident year prospective aggregate stop loss contract and $49.7 million of amortization of deferred gains on the retroactive reinsurance contracts.
Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Ceded losses and LAE	$—	$10.0	$1.1
Less: ceded premiums written and earned	—	7.6	0.1
Less: funds held interest charged to investment income	4.5	9.2	7.5

Income before income taxes	$(4.5)	$(6.8)	$(6.5)

At December 31, 2005, one prospective contract, covering accident years 2000 through 2002, has an unused limit available of $96.3 million in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2005 is 64.2%. No additional premium or funds held interest will be due under this contract upon usage of the remaining limit. Coverage of accident years 2000 and 2001 has been exhausted and recovered. The reinsurer under this contract is nSpire, a Fairfax affiliate. For further discussion of reinsurance contracts with affiliates, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions—Reinsurance Agreements”.
The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118.5 million and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. Premiums for this contract aggregated $76.4 million. The contract is on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract in 2004 were $7.6 million and $10 million, respectively, and there were no cessions to the contract in 2003. Premium cessions prior to 2003 were $68.8 million. At December 31, 2005 and 2004, the Company had reinsurance recoverable balances of $53.2 million and $76.6 million, respectively, related to this agreement.
Loss cessions to prospective corporate aggregate reinsurance in 2003 of $1.1 million includes the benefit of cessions to the accident year 2001 portion of the aforementioned accident year 2000 through 2002 treaty with nSpire, a Fairfax affiliate, of $55.1 million, partially offset by charges of $54 million associated with the commutation of two prospective corporate aggregate reinsurance contracts. The commutation charge of $54 million included $27.2 million arising from the commutation of the accident year 2001 portion of the aforementioned accident year 2000 through 2002 treaty with nSpire and $26.8 million related to commutation of a contract with an unrelated party covering accident years 1992 and prior.
Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
(Decrease) increase in reinsurance recoverable due from reinsurers	$(26.7)	$117.7	$98.6
Less: related premiums paid	4.1	56.5	37.8

Income deferred during the year	(30.8)	61.2	60.8
Amortization of deferred income	(8.1)	(18.3)	(13.1)

(Decrease) increase in deferred income	(38.9)	42.9	47.7
Deferred income on retroactive reinsurance—beginning of year	223.4	180.5	132.8

Deferred income on retroactive reinsurance—end of year	$184.5	$223.4	$180.5

Funds held interest charged during the year	$15.4	$21.3	$11.0

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. One contract, covering substantially all lines of business, provides $400 million of limit in excess of a retention for accident years 2000 and prior, subject to a $200 million sub-limit on 1998 and prior accident years and an asbestos and environmental sub-limit of $100 million. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8 million. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2005, the Company had ceded cumulative losses of $377 million, which is comprised of $6 million in 2005, $140.6 million in 2004, $10.4 million in 2003 and $220 million prior to 2003 and paid premiums of $154.1 million, which is comprised of $4.1 million in 2005, $58.1 million in 2004, $3.6 million in 2003 and $88.3 million prior to 2003, related to this contract. Of the $23 million remaining coverage on this contract, $18.8 million is available for asbestos development.
The second contract, covering substantially all lines of business, provides $100 million of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contains sub-limits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32.6 million. The contract is on a funds held basis with interest credited at 7%. The Company may commute the contract any time the funds withheld balance is positive. At December 31, 2005, the Company had ceded cumulative losses of $32.5 million, which is comprised of ($32.7) million in 2005, ($22.9) million in 2004 and $88.1 million in 2003 and had a return of premium of ($1.5) million in 2004 and paid premiums of $33.6 million in 2003 and $.5 million prior to 2003 under this contract. None of the $67.5 million remaining coverage on this contract is available for asbestos development.

The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $8.1 million in 2005, $18.3 million in 2004, $13.1 million in 2003 and $10.2 million prior to 2003. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.
In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367.5 million in excess of a retention and has been fully utilized by the Company. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75 million was paid by the former parent of the Company. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2005, 2004 and 2003 and reinsurance recoverable on the contract was $367.5 million at both December 31, 2005 and 2004. The Company amended the contract in 2001 to provide an additional $19.3 million of coverage for a premium of $7.9 million, which was recorded in 2001. This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.
The Company estimates, assuming no additional premiums are credited to the funds held accounts, that the amount of interest to be charged against investment income on prospective and retroactive corporate aggregate reinsurance contracts will be approximately $19 million in 2006.
The reinsurance contracts discussed above were put in place to protect the Company’s surplus while the Company took the steps necessary to improve underwriting results following its acquisition by Fairfax in 1998. The Company has not purchased corporate aggregate reinsurance since 2002 and does not currently have plans to purchase corporate aggregate reinsurance in the future.
For additional information on reinsurance transactions with related parties, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.
Claims Management
Crum & Forster has developed claims cost management methodologies designed to monitor, control and measure all aspects of the claims resolution process. The Company’s claims management philosophy emphasizes:
•	maintenance of timely and adequate reserves for claims and the cost-effective delivery of claims services by controlling losses and LAE;

•	financial integrity through the employment of investigative specialists who attempt to limit fraudulent claims activity and a program to pursue appropriate subrogation and recovery opportunities; and

•	exceptional customer service whereby the Company applies its resources toward pursuing timely investigation and resolution of customer claims and reducing claims costs.
The Company restructured its claims operation in 2005, recognizing a changing book of business and substantial decrease in claims frequency over the last several years, particularly in the property, general liability and automobile lines of business. The new structure enables a more centralized approach to claims handling and allows the Company to achieve greater specialization and increased productivity. Substantially all claims are handled in the Company’s home office, with the exception of workers’ compensation claims, which are handled in the regional offices. The Company has also developed and implemented competitive medical management and managed care programs to control workers’ compensation claim costs. At December 31, 2005, the Company had approximately 300 employees dedicated to claims management and administration, 176 of whom were located at the Company’s home office. These employees include adjusters, litigation specialists, regional and corporate claims management, line specialists and support staff. The Company regularly conducts internal reviews and audits to monitor adherence to claims policies and procedures, the adequacy of case reserves, LAE, productivity and service standards.

Pending and new claim counts by line of business, excluding asbestos, environmental and other latent claims, are summarized as follows:

	At December 31,
Pending Claims	2005	2004	2003
Workers’ compensation[1]	11,265	11,293	10,475
General liability	4,603	4,687	6,219
Commercial automobile	5,590	4,141	3,920
All other[2]	3,278	1,916	1,690

Total pending claims	24,736	22,037	22,304

[1]	Excludes medical only claim counts.

[2]	Increase in the all other category is driven by property claims associated with the 2005 and 2004 hurricanes.

	Years Ended December 31,
New Claims	2005	2004	2003
Workers’ compensation[1]	7,803	8,053	7,261
General liability	4,656	3,647	4,799
Commercial automobile	12,264	11,845	9,981
All other	4,005	4,009	4,098

Total new claims	28,728	27,554	26,139

[1]	Excludes medical only claim counts of 15,093, 17,957 and 17,333 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
After a claim is reported, claims personnel set up a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established, on an aggregate basis, for losses incurred but not reported (“IBNR”) to the insurer and for potential further loss development on reported claims, including LAE. At December 31, 2005, total gross reserves for unpaid losses and LAE were $3.7 billion, of which $1.7 billion related to case reserves and $2 billion related to IBNR reserves.
The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid LAE principally from actuarial analyses of historical development patterns of the relationship of LAE to losses for each line of business and type of exposure. Management compares historical and current case settlement and payment patterns by business line to establish loss trends that recognize the new development patterns and retention levels.
The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the consolidated statements of income in the periods in which the estimates are changed.

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
The recorded estimate and the high and low ends of the Company’s internal actuaries’ range of reserves for each line of business are summarized as follows:

	At December 31, 2005
		Low End	High End
		of	of
		Actuarial	Actuarial
(dollars in millions)	Reserves	Range	Range
General liability	$680.9	$573.4	$864.1
Workers’ compensation	774.6	703.7	823.6
Asbestos, environmental and other latent	475.1	351.3	619.2
Commercial automobile	208.0	176.1	232.4
Property	117.9	102.7	120.9
Other	225.6	174.2	246.1

Net of per risk reinsurance, gross of corporate aggregate reinsurance	2,482.1	2,081.4	2,906.3
Corporate aggregate reinsurance	491.8	366.0	502.2

Total reserves, net of per risk reinsurance and corporate aggregate reinsurance	1,990.3	$1,715.4	$2,404.1

Ceded unpaid losses and LAE	1,682.7

Gross unpaid losses and LAE	$3,673.0

Loss development data
A reconciliation of the net liability for unpaid losses and LAE is provided in Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Reserves for losses and LAE were adjusted in each year based on the latest actuarial estimates. The components of development of prior years’ loss and LAE reserves are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Workers’ compensation	$(1.4)	$29.7	$(18.6)
General liability	(5.1)	75.0	132.1
Commercial automobile	(19.5)	(3.2)	1.1
Property	(40.7)	(27.2)	6.4
Commercial multi-peril	(18.5)	18.3	10.9
Other	24.7	5.0	0.3

Total (favorable) unfavorable development, net of per risk reinsurance	(60.5)	97.6	132.2
Amortization of deferred gain under retroactive corporate aggregate reinsurance	(8.1)	(18.3)	(13.1)
Cessions to prospective corporate aggregate reinsurance	—	(10.0)	(1.1)

Total (favorable) unfavorable development, net of per risk and corporate aggregate reinsurance	(68.6)	69.3	118.0
Add back: Per risk and corporate aggregate reinsurance	88.7	70.8	(22.9)

Total unfavorable development, gross of reinsurance	$20.1	$140.1	$95.1

For a discussion of adverse development, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and loss adjustment expenses”.

The following loss and LAE reserve development table illustrates the development of balance sheet liabilities from 1995 through 2005 and the subsequent changes in those reserves, presented on a historical basis. The first line of the table is the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each year. The lower section of the table shows the updated amount of the previously recorded liability based on experience, as of the close of each succeeding year.
Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather, a display of 1995 to 2005 calendar year-end reserves and the subsequent changes in those reserves.

Ten-year analysis of consolidated loss and LAE development presented net of reinsurance with supplemental gross data

	At December 31,
(dollars in millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Reserves for unpaid losses and LAE (net of reinsurance recoverable)	$2,212	$2,414	$2,420	$2,532	$2,225	$1,770	$1,577	$1,494	$1,873	$2,010	$1,990
Paid (cumulative) as of:
One year later	513	571	580	680	757	676	454	160	460	481
Two years later	896	971	1,076	1,246	1,300	1,026	533	521	809
Three years later	1,176	1,340	1,508	1,654	1,565	1,097	824	795
Four years later	1,457	1,674	1,797	1,922	1,626	1,328	1,049
Five years later	1,714	1,862	2,005	1,919	1,850	1,504
Six years later	1,853	2,020	1,953	2,084	2,023
Seven years later	1,984	1,943	2,087	2,237
Eight years later	1,887	2,068	2,223
Nine years later	2,001	2,196
Ten years later	2,122
Liability re-estimated as of:
One year later	2,386	2,419	2,588	2,546	2,258	1,953	1,596	1,611	1,942	1,941
Two years later	2,359	2,579	2,592	2,536	2,445	1,969	1,749	1,718	1,932
Three years later	2,490	2,574	2,583	2,600	2,460	2,093	1,857	1,702
Four years later	2,479	2,571	2,597	2,614	2,584	2,203	1,836
Five years later	2,478	2,581	2,613	2,735	2,680	2,180
Six years later	2,484	2,584	2,743	2,801	2,676
Seven years later	2,471	2,713	2,820	2,809
Eight years later	2,608	2,799	2,832
Nine years later	2,703	2,817
Ten years later	2,720
Cumulative (deficiency)/redundancy	(508)	(403)	(412)	(277)	(451)	(410)	(259)	(208)	(59)	69	-

End of year:
Gross liability	3,268	3,446	3,600	3,637	3,529	3,340	3,454	3,250	3,194	3,371	3,673
Reinsurance recoverable	1,056	1,032	1,180	1,105	1,304	1,570	1,877	1,756	1,321	1,361	1,683
Net liability	2,212	2,414	2,420	2,532	2,225	1,770	1,577	1,494	1,873	2,010	1,990
One year later:
Gross re-estimated liability	3,506	3,667	3,743	3,751	3,703	3,715	3,498	3,344	3,334	3,391
Re-estimated reinsurance recoverable	1,120	1,248	1,155	1,205	1,445	1,762	1,902	1,733	1,392	1,450
Net re-estimated liability	2,386	2,419	2,588	2,546	2,258	1,953	1,596	1,611	1,942	1,941
Two years later:
Gross re-estimated liability	3,690	3,796	3,820	3,873	4,037	3,709	3,631	3,502	3,350
Re-estimated reinsurance recoverable	1,331	1,217	1,228	1,337	1,592	1,740	1,882	1,784	1,418
Net re-estimated liability	2,359	2,579	2,592	2,536	2,445	1,969	1,749	1,718	1,932
Three years later:
Gross re-estimated liability	3,796	3,861	3,904	4,078	4,024	3,803	3,781	3,493
Re-estimated reinsurance recoverable	1,306	1,287	1,321	1,478	1,564	1,710	1,924	1,791
Net re-estimated liability	2,490	2,574	2,583	2,600	2,460	2,093	1,857	1,702
Four years later:
Gross re-estimated liability	3,854	3,936	4,002	4,052	4,112	3,962	3,771
Re-estimated reinsurance recoverable	1,375	1,365	1,405	1,438	1,528	1,759	1,935
Net re-estimated liability	2,479	2,571	2,597	2,614	2,584	2,203	1,836
Five years later:
Gross re-estimated liability	3,922	3,993	3,982	4,131	4,240	3,948
Re-estimated reinsurance recoverable	1,444	1,412	1,369	1,396	1,560	1,768
Net re-estimated liability	2,478	2,581	2,613	2,735	2,680	2,180
Six years later:
Gross re-estimated liability	3,960	3,966	4,074	4,215	4,248
Re-estimated reinsurance recoverable	1,476	1,382	1,331	1,414	1,572
Net re-estimated liability	2,484	2,584	2,743	2,801	2,676
Seven years later:
Gross re-estimated liability	3,919	4,064	4,171	4,239
Re-estimated reinsurance recoverable	1,448	1,351	1,351	1,430
Net re-estimated liability	2,471	2,713	2,820	2,809
Eight years later:
Gross re-estimated liability	4,042	4,173	4,203
Re-estimated reinsurance recoverable	1,434	1,374	1,371
Net re-estimated liability	2,608	2,799	2,832
Nine years later:
Gross re-estimated liability	4,161	4,211
Re-estimated reinsurance recoverable	1,458	1,394
Net re-estimated liability	2,703	2,817
Ten years later:
Gross re-estimated liability	4,197
Re-estimated reinsurance recoverable	1,477
Net re-estimated liability	2,720
Gross cumulative deficiency	(929)	(765)	(603)	(602)	(719)	(608)	(317)	(243)	(156)	(20)	-

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
An analysis of gross and net reserves (net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance) from asbestos, environmental and other latent exposures is presented below:

	Years Ended December 31,
	2005		2004		2003
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net
Unpaid latent losses and allocated LAE (“ALAE”), beginning of the year	$681.4	$516.0	$666.5	$491.9	$577.6	$398.9
Latent losses and ALAE incurred during the year	80.1	44.6	113.5	100.5	194.6	153.6
Latent losses and ALAE paid during the year	143.9	85.5	98.6	76.4	105.7	60.6

Unpaid latent losses and ALAE, end of the year	$617.6	$475.1	$681.4	$516.0	$666.5	$491.9

The increase in latent loss and ALAE payments in 2005 is principally attributable to a large policy buyback payment which was 100% reinsured and did not affect net payments and an unexpected adverse court decision related to the Company’s second largest policyholder in terms of asbestos liabilities which affected both gross and net payments.
An analysis of the number of policyholders with open asbestos, environmental and other latent claims is presented below:

	Asbestos	Environmental	Other Latent	Total Latent
Number of policyholders open at December 31, 2003	430	356	214	1,000
Opened during the year	154	107	84	345
Settled during the year	132	117	111	360

Number of policyholders open at December 31, 2004	452	346	187	985
Opened during the year	86	63	85	234
Settled during the year	110	141	71	322

Number of policyholders open at December 31, 2005	428	268	201	897

Asbestos claims exposure
Asbestos is the most significant and difficult mass tort for the insurance industry in terms of claim volume and dollar exposure. The litigation environment has become increasingly adverse. Plaintiffs, including individuals that do not appear to be impaired by asbestos exposure, often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. Many of the lawsuits are filed in a small number of plaintiff-oriented jurisdictions where significant verdicts have historically been rendered against commercial defendants. Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. In 2005 and 2004, insurers, including Crum & Forster, generally experienced either flat or slightly decreased frequency in numbers of newly reported asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. It is generally expected throughout the industry that this trend will continue. Management believes that the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries for asbestos claims, from both a coverage and liability perspective. Even when these claims are resolved without loss payment, as a large portion of them are, significant costs are incurred to defend the claims. Generally, only policies underwritten prior to 1986 have potential asbestos exposure since most policies underwritten after this date contain an absolute asbestos exclusion.
Bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. To date, this continued flow of claims has forced at least 72 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional policyholders may become targets in the future and in predicting the total number of asbestos claimants.
Early asbestos claims focused on manufacturers and distributors of asbestos-containing products. Thus, the claims at issue largely arose out of the products hazard and typically fell within the policies’ aggregate limits of liability. Increasingly, policyholders have been asserting that their asbestos claims are not subject to these aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, potentially creating even greater exposure for primary insurers. Generally, policyholders who assert these positions are installers of asbestos products or property owners who allegedly had asbestos on their property. In addition, in an effort to seek additional insurance coverage, some policyholders that have eroded their aggregate limits are submitting new asbestos claims as “non-product” claims or are attempting to reclassify previously resolved claims as non-product claims. Unlike product exposures, these non-product exposures are argued not to be subject to aggregate limits, creating potentially greater exposure. The extent to which policyholders will be successful in obtaining coverage on this basis is uncertain and court decisions have been inconsistent to date. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate policy limits.
Many coverage disputes with policyholders are resolved only through aggressive settlement efforts. Settlements involving bankrupt policyholders may include extensive releases, which are favorable to the Company but which could result in settlements earlier and for larger amounts than originally expected. As it has done in the past, RiverStone will continue to aggressively pursue settlement opportunities.
Additionally, in 1994, Congress enacted a new section of the bankruptcy code aimed at facilitating the reorganization of businesses with large asbestos liabilities. Under this law, an asbestos defendant can receive a discharge from present and future asbestos claims by following the provisions of the bankruptcy code. Insurers of the defendant have typically been excluded from the pre-petition negotiations between the asbestos defendant and the asbestos plaintiffs’ lawyers, although the typical plan presumes the insurers will pay for claims under negotiation. These “pre-packaged bankruptcies” can inflate claim costs and accelerate the timing of claims payments, and it is likely that additional defendants will seek protection under this provision in the future.
The Company’s asbestos exposure is related mostly to policyholders that are peripheral defendants, including a mix of manufacturers, distributors and installers of asbestos-containing products, as well as premises owners. For the most part, these policyholders are defendants on a regional rather than a nationwide basis. As the financial assets and insurance recoveries of traditional asbestos defendants have been depleted, plaintiffs are increasingly focusing on these peripheral defendants.
An analysis of gross and net reserves from asbestos exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The following table presents an analysis of the estimated distribution of all policies, listed by attachment point, against which asbestos claims have been presented:

	At December 31, 2005
Attachment Point	Estimated % of	Estimated % of
(dollars in millions)	Total Policies	Total Policy Limits
$0 to $1	79.0%	49.7%
$1 to $10	15.8	37.9
$10 to $20	1.5	4.1
$20 to $50	1.9	4.1
Above $50	1.8	4.2

Total policies with asbestos claims	100.0%	100.0%

Reserves for asbestos cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. Since each policyholder presents different liability and coverage issues, the Company evaluates its asbestos exposure on a policyholder-by-policyholder basis. Crum & Forster utilizes sophisticated methodologies, which draw upon Company experience and supplemental databases, to assess asbestos liabilities on reported claims. These methodologies utilize comprehensive ground-up, exposure-based analyses. In 2004, Crum & Forster also retained an outside actuarial consultant to perform an independent ground-up evaluation of its asbestos reserves. For further information on reserve actions undertaken in 2005, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and loss adjustment expenses”.
In the course of the policyholder-by-policyholder evaluation, the following factors are considered: available insurance coverage, including the role of any umbrella or excess insurance issued to the policyholder; limits, deductibles and self-insured retentions; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future asbestos claim filings against the policyholder; loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expenses; the potential role of other insurance; and applicable coverage defenses. The evaluations are based on current trends without any assumption of potentially favorable or unfavorable legislation in the future.
In addition to estimating liabilities for reported asbestos claims, reserves for IBNR claims are estimated using information as to the reporting patterns of known policyholders, historical settlement costs per policyholder and characteristics of policyholders such as the number of coverage years.
Once the gross ultimate exposure for indemnity and ALAE is determined for each policyholder and policy year, the amount ceded to reinsurers is estimated by reviewing the applicable reinsurance treaty and past ceded claim experience.

The carried gross reserves, by policyholder category, are summarized as follows:

	At December 31, 2005
						Average
					% of	Reserve
	Number of	% of Total	Total		Total	per
(dollars in millions)	Policyholders	2005 Paid	Reserves		Reserves	Insured
Policyholders with settlement agreements:
Structured settlements	1	0.0%	$2.0		0.4%	$2.0
Coverage in place	3	0.7	18.0		3.8	$6.0

Total policyholders with settlement agreements	4	0.7	20.0		4.2	$5.0

Other open policyholders:
Active[1]	189	98.2	283.3		60.4	$1.5
Not active	235	0.5	49.9		10.6	$0.2

Total other open policyholders	424	98.7	333.2		71.0	$0.8

Additional unallocated IBNR			98.8		21.1

Total direct unpaid losses and ALAE	428	99.4	452.0	[2]	96.3

Assumed reinsurance		0.6	17.2	[3]	3.7

Total gross unpaid losses and ALAE		100.0%	$469.2		100.0%

[1]	Policyholders with any past paid indemnity.

[2]	Includes $25.1 million that is reinsured with an affiliated company.

[3]	Represents amounts that are reinsured with an affiliated company.
Reflecting its historical underwriting profile, the Company has only a handful of settlement agreements in place as the vast majority of its asbestos claims arise from peripheral defendants who tend to be smaller policyholders with a lower amount of limits exposed, as evidenced by the low average gross reserve amount per policyholder. Crum & Forster is the lead insurer on approximately 21% of its reported asbestos claims. Reserves for each of the open policyholders are established based on an exposure analysis, as described above. Additional unallocated IBNR represents a loss reserve provision for additional claims to be reported in the future, as well as the re-opening of any claim closed in the past. The Company’s two largest policyholders with asbestos exposure, measured in terms of share of the Company’s total net asbestos liabilities at December 31, 2005, accounted for 30.5% and 7.5%, respectively, of total net unpaid losses and ALAE at December 31, 2005, and 23.3% and 25%, respectively, of total net paid losses and ALAE for the year ended December 31, 2005.
Recently, there have been numerous bankruptcies of asbestos defendants stemming from an increase in asbestos claimants, and the number of such bankruptcies now totals some 72 companies. These bankruptcies represent companies that were heavily exposed to asbestos liabilities. The Company’s future exposure to the asbestos liabilities resulting from the bankruptcies of those entities, however, is limited.
The Company’s exposure and potential future exposure to those entities is summarized as follows:

	At December 31, 2005
	Number of	Remaining
(dollars in millions)	Bankruptcies	Policy Limits
No insurance coverage issued to policyholder	52	$—
Resolved	17	—
Potential future exposure	3	26

Total	72	$26

The Company did not issue insurance to 52 of the 72 companies. It did issue insurance coverage to the remaining 20 companies; however, it has resolved the asbestos claims of 17 of these policyholders. With respect to the other three policyholders, Crum & Forster has $26 million of policy limits remaining.

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
The reported and adjusted asbestos survival ratios based on asbestos loss and ALAE reserves, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are presented below:

	At December 31, 2005
		Amounts	Amounts
		Subject to	Net of
		Settlement	Settlement
(dollars in millions)	Reported	Agreements	Agreements
Net unpaid losses and ALAE	$376.8	$10.1	$366.7
3-year average net paid losses and ALAE	$53.3	$0.6	$52.7
3-year survival ratios (before remaining corporate aggregate reinsurance protection)	7.1		7.0
Another industry benchmark that management reviews is the relationship of asbestos loss and ALAE reserves to the estimated ultimate asbestos loss, i.e., the sum of cumulative paid losses and the year-end outstanding loss reserves. These comparisons are summarized as follows:

	Net[1] % of Total
	$	% of Total
Crum & Forster (dollars in millions)
Paid losses and ALAE at December 31, 2005	$368.3	49.4%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2005	376.8	50.6

Ultimate losses and ALAE at December 31, 2005	$745.1	100.0%

Industry, as represented by A.M. Best Company (“A.M. Best”)[2] (dollars in billions)
Paid losses and ALAE at December 31, 2003	$28.6	44.0%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2003	36.4	56.0

Ultimate losses and ALAE at December 31, 2003	$65.0	100.0%

[1]	Net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance.

[2]	Extracted from an A.M. Best report dated December 6, 2004.
As a result of the processes, procedures and analyses described above, management believes that the reserves carried for asbestos claims at December 31, 2005 are appropriate based upon known facts, current law and management’s judgment. However, there are a number of uncertainties surrounding the ultimate value of these claims, which may result in changes in these estimates as new information emerges. Among these are the following: the unpredictability inherent in litigation; any impact from the bankruptcy protection sought by asbestos producers and defendants; an unanticipated increase in the number of asbestos claimants; the resolution of disputes pertaining to the amount of coverage for “non-product” claims asserted under premises/operations general liability policies; and future developments regarding the ability to recover reinsurance on asbestos claims. It is also not possible to predict, nor has management assumed, any changes in the legal, social or economic environments and their impact on future asbestos claim development. The carried asbestos reserves also do not reflect any effects of future legislation.

During 2005, the trends noted previously have continued, including stable numbers of claimants filing asbestos claims against the Company’s policyholders, increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection and an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. In 2005, primarily due to an unexpected adverse court decision related to the Company’s second largest policyholder in terms of asbestos liabilities, the Company increased asbestos reserves by $31.6 million. Although fewer claims against policyholders were filed in 2005 as compared to 2004, it is too early to draw conclusions from this modest decline. Claim values continue to escalate as more co-defendants seek bankruptcy protection. In 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of asbestos reserves, the Company strengthened its asbestos reserves by $90.5 million, driven mainly by an increase in the average severity of claims for known policyholders. In 2003, the Company increased its asbestos reserves by $149.8 million due to a significant increase in the number of new policyholders presenting claims. Management continues to study these trends and update its detailed exposure analyses as data becomes available. Due to the inherent uncertainties described above, the Company’s ultimate liability for asbestos claims may vary substantially from the amount currently recorded.
Environmental claims exposure
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
There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. Currently, approximately 1,240 cleanup sites are included by the Environmental Protection Agency (“EPA”) on its National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the policyholders themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.
Uncertainties also remain as to the Superfund law itself. The excise tax imposed to fund Superfund lapsed at the end of 1995 and has not been renewed. While a number of proposals to reform Superfund have been put forward by various parties, no reforms have been enacted by Congress since then. It is unclear what position the U.S. Government will take and what legislation, if any, will be enacted in the future. At this time, it is not possible to predict what form any reforms might take and their effect on the insurance industry. In the absence of federal movement on Superfund, though, the enforcement of Superfund liability is shifting to the states that are reconsidering state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicts among states becomes greater, increasing the uncertainty of the cost to remediate state sites.
New reports for environmental claims are trending downward while the cost of the remedy in certain jurisdictions has increased. Claims against Fortune 500 companies are declining, and, while policyholders with single-site exposures are still active, the Company has resolved the majority of disputes with respect to policyholders with a large number of sites. In many cases, claims are being settled more expeditiously due to improved site remediation technology and effective policy buybacks. One potentially negative trend is an apparent increase in the filing of natural resource damage (“NRD”) suits by a number of states and Native American tribes seeking to recover funds for damages to natural resources, such as fishing rights and wildlife depletion. This is a relatively new occurrence, so ultimate costs associated with this new latent litigation remain uncertain.
An analysis of gross and net reserves from environmental exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Many policyholders have presented claims against the Company for defense costs and for indemnification in connection with environmental pollution matters. As with asbestos reserves, exposure for environmental pollution cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. Since each policyholder presents different liability and coverage issues, the methodology used to establish environmental reserves is similar to that used for asbestos liabilities.
In the course of performing these individual policyholder assessments, the following factors are considered: the policyholder’s probable liability and available coverage; relevant judicial interpretations; the nature of the alleged pollution activities of the policyholder at each site; the number of sites; the total number of PRPs at each site; the nature of environmental harm and the corresponding remedy at each site; the ownership and general use of each site; the involvement of other insurers and the potential for other available coverage; and the applicable law in each jurisdiction. A provision for IBNR is developed, using methodology similar to that for asbestos liabilities, and an estimate of ceded reinsurance recoveries is calculated.

The Company’s environmental survival ratio calculation, based on environmental loss and ALAE reserves, net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance, is presented below:

December 31,
(dollars in millions)	2005
Net unpaid losses and ALAE	$74.3
3-year average net paid losses and ALAE	16.7
3-year environmental survival ratio	4.4
Other latent claims exposure
In addition to asbestos and environmental pollution, Crum & Forster faces exposure to other types of latent mass tort claims. These other latent claims include silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress, paint and mold.
An analysis of gross and net reserves from other latent exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Similar to asbestos and pollution, traditional actuarial techniques cannot be used to estimate ultimate liability for these exposures. Management sets reserves for other latent exposures at a selected gross survival ratio (currently 8.5 years) and selects a gross to net ratio based on the gross to net ratio of historical payments.
Summary
Management believes that the asbestos, environmental and other latent reserves reported at December 31, 2005 are reasonable estimates of the ultimate remaining liability for these claims based on facts currently known, the present state of the law and coverage litigation, current assumptions and the reserving methodologies employed. These latent reserves are continually monitored by management and reviewed by independent consulting actuaries. New developments will continue to be evaluated as they arise in order to supplement the ongoing analyses and reviews of the latent exposures. Due to the inherent uncertainties described above, the Company’s ultimate liability for asbestos, environmental and other latent claims may vary substantially from the amount currently recorded.
Investments
The Company’s investment strategy is to maximize the total return of the portfolio while preserving invested capital for the protection of policyholders and providing sufficient liquidity for the payment of claims and other obligations. Management believes that Crum & Forster’s investment policy provides the flexibility to implement this strategy.
The investments of Crum & Forster Holdings Corp. and its subsidiaries are managed by Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a subsidiary of Fairfax. For further information on the investment agreements with Hamblin Watsa, see “Item 13. Certain Relationships and Related Transactions—Investment Agreements”. The investment guidelines, as promulgated by each insurance subsidiary’s investment committee and as set forth in each insurance subsidiary’s respective investment agreement with Hamblin Watsa, stress preservation of capital, market liquidity, diversification of risk and long-term, value-oriented investments. The members of the investment committee of Fairfax, all of whom are officers of Hamblin Watsa, also constitute the investment committees of the Company and its insurance subsidiaries.
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
Fixed income securities are similarly selected on the basis of intrinsic value, keeping in mind yield spreads over U.S. Treasury securities and credit analysis. Despite a low-yield environment over the past several years, the Company has not attempted to reach for yield by investing in investment grade corporates, mortgage or asset-backed securities instead of U.S. Treasury securities. Securities meeting the Company’s selection criteria may not be readily available, in which case U.S. Treasury securities are generally emphasized. The Company’s investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. For further discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”.

The availability of equity securities meeting the Company’s value-based criteria will generally dictate the portfolio’s exposure to equities. Similarly, the value-based criteria, with a view to the availability of attractive yield spreads and strong credit, will generally determine the level of exposure to corporate bonds. As part of the Company’s review and monitoring process, the impact of a substantial reduction in equity prices on insurance regulatory capital is tested regularly to ensure that capital adequacy will be maintained at all times.
The Company’s insurance subsidiaries have invested in certain equity securities of affiliates of Fairfax. The historical cost of investments in the securities of entities which are affiliates of Fairfax and the carrying value of such investments as reflected in the Company’s balance sheets are summarized in Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
The composition of the fair value of the Company’s fixed income securities by rating, as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating, is summarized as follows:

	At December 31,
Rating	2005	2004
AAA/Aaa	93.2%	95.5%
AA/Aa2	—	0.1
A/A2	—	—
BBB/Baa2	—	—
BB/Ba2	1.0	0.7
B/B2	—	—
CCC/Caa or lower, or not rated	5.8	3.7

Total fixed income securities	100.0%	100.0%

At December 31, 2005, the Company’s fixed income securities had a dollar-weighted average rating of “AA”, an average duration of 12.5 years and an average yield to maturity of 5.8% before investment expenses.
For additional information about investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Investment results” and Note 3 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.
Competition
The property and casualty insurance industry is highly competitive. According to A.M. Best, there are approximately 1,000 property and casualty organizations in the United States, comprised of approximately 2,400 property and casualty companies, as reported in Best’s Aggregates & Averages, Property/Casualty, 2005 Edition. Of those organizations, the top 50 accounted for approximately 77% of the industry’s total net premiums written in 2004 and no one company, or company group, had a market share greater than 12%. Based on Best’s Aggregates & Averages, Property/Casualty, 2005 Edition, management believes that Crum & Forster ranked approximately 43rd by net premiums written in commercial lines in 2004 compared to 46th in 2003.
The Company competes with large, national insurers that often have greater financial strength and broader product offerings. In addition, the Company competes with regional companies that have an in-depth knowledge of the local insurance marketplace and are positioned to be responsive to local needs.
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
Market competition intensified throughout 2004 and accelerated in 2005. Though in the southeast United States, catastrophe-exposed properties are generally seeing significant price increases in the aftermath of severe 2005 hurricane activity, intense competition in other regions and lines of business continues. New business and the renewal retention ratios have declined as the market has softened and competition for new business, particularly from higher rated companies, has intensified. The Company faces competition from domestic and foreign insurers, many of which may be perceived to provide greater security to policyholders and many of which are larger and have greater financial, marketing and management resources than Crum & Forster.

No assurance can be made that the Company will not face increased competition in the future and that such increased competition will not have a material adverse effect on Crum & Forster. For further discussion, see “Item 1A. Risk Factors—The Company operates in a highly competitive environment, which makes it more difficult to attract and retain business”.
Ratings
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a stable outlook from A.M. Best, a rating agency and publisher for the insurance industry and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a positive outlook from Standard & Poor’s Insurance Rating Services, also a rating agency for the insurance industry.
Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. In May 2005, A.M. Best revised the Company’s outlook to stable from negative reflecting the significantly improved operating performance in the Company’s core operations, resulting from management’s efforts to improve underwriting performance through pricing, reserve adequacy and expense control. According to A.M. Best, a stable outlook indicates that A.M. Best believes that the rated insurer is experiencing stable financial/market trends, and there is a low likelihood that its rating will change in the near term. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and its other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster.
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
General
Crum & Forster’s insurance subsidiaries are subject to extensive regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain coverage, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, concentration by asset class and other quantitative criteria. Further, most states compel participation in, and regulate composition of, various shared market mechanisms. States have also enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, terms of affiliate transactions and other related matters.
Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and quantify the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in such areas as product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of business from adequately reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance.

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
Possible legislative and regulatory changes
Recently, the insurance industry has been subject to increased scrutiny by regulators and legislators. The National Association of Insurance Commissioners (“NAIC”) and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming a role in the regulation of the insurance industry. Although the federal government does not regulate the business of insurance directly, federal initiatives often affect the insurance business in a variety of ways.
The Fairness in Asbestos Injury Resolution Act of 2005 (“FAIR”) would have largely removed asbestos claims from the courts in favor of an administrative process that would pay awards out of a trust fund on a “no fault” basis to claimants meeting asbestos exposure and medical criteria. The proposed trust would have been funded by contributions from corporate defendants, insurers and existing bankruptcy trusts. In February 2006, the U.S. Senate effectively defeated passage of FAIR. At this time, management is unable to predict what asbestos-related legislation, if any, may be proposed in the future or the impact such legislation may have on the Company’s operations.
In the wake of the hurricanes of 2005, an increased interest in the concept of state, regional and national approaches to catastrophes has developed. Various plans have been proposed that would: allow insurers to set aside reserves that would accumulate on a tax-deferred basis to pay for catastrophic losses; provide for state or regional catastrophe pools that would reinsure insurers doing business in that state or region; and provide for a federal program to reinsure state natural disaster programs. Management is currently not able to predict whether any legislation will be enacted nor can it predict the final form any such legislation may take. In addition, management is unable to predict the impact that any such legislation may have on the Company’s operations.
The NAIC is considering amendments to its model regulations that incorporate the auditor independence and audit committee independence requirements of the Sarbanes-Oxley Act of 2002. An additional amendment would require an annual management report on internal controls for non-publicly–held insurers with over $500 million in annual premiums. Management is currently not able to predict the final form of these NAIC model regulations nor can it predict the final form any such legislation may take in the individual states. In addition, management is unable to predict the impact that any such legislation may have on the Company’s operations.
For a discussion of various investigations by governmental authorities regarding certain insurance industry business practices, see “Item 1A. Risk Factors—Certain business practices of the insurance industry have become the subject of investigation by government authorities and other parties and the subject of class action litigation” and “Item 3. Legal Proceedings—Insurance Industry Investigations”.
It is not possible to predict the outcome of any of the foregoing legislative, investigative or administrative activities or the potential effects thereof on the Company.
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
The Delaware Insurance Department has completed its fieldwork on financial examinations of US Fire and CF Indemnity for the three-year periods ending December 31, 2004. The New Jersey Department of Banking and Insurance (“NJDOBI”) also participated in the Delaware examination in connection with its oversight of North River and CF Insurance. The final examination reports for North River and CF Insurance were received on March 14, 2006 and contained no financial adjustments. Review of the draft reports for US Fire and CF Indemnity with the Delaware examination team confirmed that there were no financial adjustments. The final examination reports for US Fire and CF Indemnity are expected in the first or second quarter of 2006.

Final examination reports for US Fire and CF Indemnity for the three-year and one-year periods ending December 31, 2001, respectively, are still pending final review at the New York Insurance Department (“NYID”). The draft examination reports have been received and they included adjustments reducing policyholders’ surplus by approximately $108 million and $1 million, respectively. The adjustments reflect subsequent development on loss and LAE reserves for accident years 2001 and prior. In addition, the NYID draft examination reports disallowed credits for available reinsurance that would have covered most of the subsequent development since the reinsurance contract was with an “unauthorized reinsurer’, which requires 100% collateralization. These policyholders’ surplus adjustments have no impact on the Company’s surplus at December 31, 2005 since reserve strengthening actions subsequent to December 31, 2001, have covered the reserve deficiencies noted in the draft examination reports and actual cessions to “unauthorized reinsurers” are now fully collateralized.
A draft of the 1998 examination report of US Fire was released by the NYID for review and response, and contained no financial adjustments. The NYID has not finalized this examination report pending resolution of the Company’s objection to the NYID’s recommendation that it treat large deductible recoveries as taxable premiums. Premium tax amounts related to large deductible recoveries are immaterial to the Company.
The Delaware Department of Insurance conducted a baseline market conduct examination on the affairs and practices of US Fire and CF Indemnity. The examination consisted of two components: a review of the countrywide complaint patterns and an analysis of the management of various business areas through a review of the written procedures of the companies. To date, the companies have not received the draft report from the Delaware Department of Insurance.
The California Insurance Department (“CID”) has completed the field portion of a market conduct examination, which focused on the advertising, marketing, underwriting, premium development, risk selection and rejection practices of US Fire and North River. The examination covered policies in effect during 2003. To date, the Company has not received a draft report from the CID.
Regulation of dividends and other payments from the Company’s insurance subsidiaries
Crum & Forster Holdings Corp. is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, the Company’s primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are available dividends and other statutorily permitted payments, such as management and other fees, from the Company’s insurance subsidiaries. The Company’s insurance subsidiaries are subject to various state legal and regulatory restrictions, including regulatory restrictions imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, that limit the amount of dividends or distributions an insurance company may pay to its shareholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and net income, as determined in accordance with Statutory Accounting Procedures (“SAP”), which differ from generally accepted accounting principles (“GAAP”). Generally, dividends may be paid only out of earned surplus. In every case, the remaining surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
Delaware laws provide that before a Delaware domiciled insurer may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the state insurance commissioner. During this 10-day period, the commissioner may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. At any time, under Delaware Insurance Regulations, the state insurance commissioner may issue an order disallowing or limiting the payment of dividends by an insurer if the commissioner determines that the insurer is presently or potentially financially distressed or troubled. Without the prior approval of the state insurance commissioner, a Delaware domiciled insurer may only pay cash dividends from its earned surplus. Earned surplus is defined as that amount equal to the unassigned funds of an insurer, as set forth in the most recent annual statement of the insurer submitted to the state insurance commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Additionally, a Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s policyholders’ surplus at December 31, next preceding or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding.
New Jersey laws provide that an insurer domiciled in the state must obtain the approval of the state insurance commissioner for payment of any dividend which, together with dividends paid in the previous 12 months, exceeds the greater of 10% of policyholders’ surplus at December 31, next preceding, or net income for the 12-month period ending December 31, next preceding.

In New Jersey, dividends may not be paid unless prior notice has been given to the NJDOBI within five business days after the dividend is declared and 30 days prior to payment. In addition, except for extraordinary dividends or distributions paid with the approval of the NJDOBI, dividends may be paid by insurers domiciled in New Jersey only from earned surplus, which means “unassigned funds (surplus)” as reported on the insurer’s annual statement at December 31 next preceding, less unrealized capital gains and revaluation of assets.
At December 31, 2005, US Fire had the capacity to pay ordinary dividends in the amount of $94.5 million and North River had the capacity to pay ordinary dividends in the amount of $32.5 million. At December 31, 2005, US Fire reported earned surplus of $261 million. At December 31, 2005, North River had earned surplus of $32.5 million. No assurance can be given that some or all the domiciliary states of the Company’s insurance subsidiaries will not adopt statutory provisions more restrictive than those currently in effect.
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
Capital adequacy
In connection with the licensing of insurance companies, an insurance regulator may limit or prohibit the writing of new business by an insurance company within its jurisdiction when, in the regulator’s judgment, the insurance company is not maintaining adequate statutory surplus. Crum & Forster does not currently anticipate that any regulator would limit the amount of new business that its insurance subsidiaries may write given their current levels of statutory surplus.
In order to enhance the regulation of insurer solvency, the NAIC has risk-based capital (“RBC”) requirements for property and casualty insurance companies. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula measures four major areas of risk facing property and casualty insurers: (i) underwriting risk, which is the risk of errors in pricing and reserve setting; (ii) asset risk, which is the risk of asset default for fixed-income assets and loss in market value for equity assets; (iii) credit risk, which is the risk of losses from unrecoverable reinsurance and the inability of insurers to collect agents’ receivable balances; and (iv) off-balance sheet risk, which is primarily the risk created by excessive growth. The RBC formula provides a mechanism for the calculation of an insurance company’s Authorized Control Level (“ACL”) RBC amount.
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
Based on the ACL RBC formula, at December 31, 2005, the capital of each of Crum & Forster’s insurance subsidiaries exceeded the Company Action Level, and, as a result, no regulatory or company action is required.
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

The 2005 IRIS ratios show that the majority of the Company’s insurance subsidiaries were within the established ranges for all IRIS ratios, which represents a significant improvement over 2004 and 2003. US Fire, North River, CF Insurance and CF Specialty each passed all IRIS ratios in 2005. CF Indemnity, Seneca and Seneca Specialty were outside of the target range for one ratio each. CF Indemnity’s two year operating ratio was slightly less than the minimum acceptable limit for this ratio, while Seneca and Seneca Specialty fell outside the range for increases in policyholders’ surplus and net premium growth, respectively. In 2004, US Fire, CF Insurance, and CF Indemnity each had four of the IRIS ratios outside of the target ranges, one as a result of the increase in the current year loss and LAE ratio from the 2004 hurricanes (the ratio was just slightly outside the norm) and two as a result of reserve strengthening actions in 2004 and 2003. The last ratio, the investment yield ratio, was outside the normal range due, in part, to historically low yields available in the market. The 2004 IRIS ratios were slightly improved from the IRIS ratios in 2003. The Company received regulatory inquiries in 2004 and 2003 and responded to such inquiries with the result that no further action was required.
Investment regulation
Crum & Forster’s insurance subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. At December 31, 2005, management believes the Company’s investments complied with such laws and regulations in all material respects.
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
Property and casualty guaranty fund assessments incurred by Crum & Forster totaled $4.6 million, $8.4 million and $5.2 million for 2005, 2004 and 2003, respectively. The Company’s policy is to accrue for insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the Company’s ability to reasonably estimate the insolvent insurer’s liabilities or develop a meaningful range of the insolvent’s liabilities is significantly impaired by inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds. Although the amount of any assessments applicable to guaranty funds cannot be predicted with certainty, management believes that future guaranty association assessments for known insurer insolvencies will not have a material adverse effect on the Company’s, financial position or liquidity.
Shared markets
As a condition of their licenses to do business, Crum & Forster’s insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. These arrangements are in addition to the pooling arrangement among the Company’s subsidiaries discussed in “Corporate Structure”. The Company’s insurance subsidiaries’ participation in such shared markets or pooling mechanisms is generally proportionate to the amount of each of the insurance subsidiaries’ direct premiums written for the type of coverage written by the specific pooling mechanism in the applicable state.
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

Additionally, another pooling mechanism, a Commercial Automobile Insurance Procedure (“CAIP”), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee for the responsibility of handling the commercial automobile policies and paying claims. For workers’ compensation, the pooling in each state is generally in the form of a reinsurance-type arrangement with servicing carriers providing the policy services and claims handling services. The National Council of Compensation Insurance provides services for calculating member pooling of losses and expenses in 32 states, with the remainder of the states having their own independent servicing plans. Certain of Crum & Forster’s insurance subsidiaries participate in the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe reinsurance fund. Business insurance is also subject to pooled insurance on a small scale for commercial properties insured through the various Fair Access to Insurance Requirements Plans that exist in most states. The Company reported underwriting losses from participation in such mandatory pools and underwriting associations of $7.3 million, $4 million and $5.6 million in 2005, 2004 and 2003, respectively.
The amount of future losses or assessments from the shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. The underwriting results of these pools traditionally have been unprofitable. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, management does not expect future losses or assessments to have a material adverse effect on the Company’s net income, financial position or liquidity.
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
Terrorism Risk Insurance Act of 2002
The Terrorism Risk Insurance Act of 2002 (“TRIA”) provides that the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program is applicable to substantially all commercial property and casualty lines of business and participation by insurers writing such lines is mandatory. Under TRIA, all terrorism exclusions contained in policies in force on November 26, 2002 were voided. For policies in force on or after November 26, 2002, insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts that may not differ materially from other policies. To be covered under TRIA, aggregate losses from the act must exceed $5 million, the act must be perpetrated within the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program. The Terrorism Risk Insurance Extension Act of 2005 (“Act”) extended TRIA from December 31, 2005 to December 31, 2007. The Act also included modifications to the applicable lines of business and amounts of coverage provided by TRIA.
Under TRIA, the federal government will reimburse insurers through 2006 for 90% of losses above a defined insurer deductible and in 2007 for 85% of losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct premiums earned in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. The percentage is 20% for 2007, 17.5% for 2006 and was 15% for 2005. Based on the 2004 direct premiums earned for participating Fairfax insurers of approximately $2 billion, the aggregate deductible of the Fairfax group for 2005 was approximately $300 million, all of which would be borne by a single subsidiary were that subsidiary alone to sustain a loss of $300 million or more. In 2006, the aggregate deductible of the Fairfax group will be approximately $360 million based on 17.5% of Fairfax’s 2005 estimated direct premiums earned of approximately $2.1 billion. Federal reimbursement of the insurance industry is limited to $100 billion in 2006 and 2007. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup its reimbursements paid.

After November 26, 2002, the Company commenced a process of offering and quoting terrorism coverage on approximately 16,000 policies and bonds in force as of the enactment date of TRIA. Additionally, the Company developed specific underwriting and pricing guidelines for terrorism coverage for subsequent new and renewal business. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes where coverage is not mandatory, policyholders may choose not to accept terrorism coverage. Based on experience through December 31, 2005, approximately 20% of policyholders in the Company’s property lines of business accepted terrorism coverage. Direct premiums written from terrorism coverage in 2005 were approximately $13 million.
In general, the Company’s 2005 reinsurance contracts provide coverage for domestic acts of terrorism. Certain casualty contracts have additional terrorism coverage for acts of terrorism certified under TRIA. In particular, the workers’ compensation contract has coverage up to $100 million and the umbrella contract has coverage equal to two times the coverage limit, up to a maximum of $50 million. None of the contracts covers acts of terrorism involving use of nuclear, biological or chemical agents.
In the event TRIA is not extended following 2007, or is extended with more significant modifications, terrorism coverage provided under the Company’s policies may change. Where permitted under state insurance regulations, the Company may utilize conditional terrorism exclusions, which will allow the cancellation or alteration of terrorism coverage and related premium rates should TRIA lapse or be modified. Where state insurance regulators disallow the exclusion of terrorism, such as in the case of workers’ compensation policies or in certain states where the use of conditional terrorism exclusions is not permitted, the Company’s exposure to losses from non-domestic terrorist acts may be increased.
While the provisions of TRIA and the purchase of terrorism coverage described above currently mitigate exposure in the event of a large-scale terrorist attack, the Company’s effective deductible is significant and the Company’s reinsurance coverage on terrorist acts has been reduced. In addition, if TRIA is not extended following 2007, the Company could be exposed to losses from terrorist acts for policies in which terrorism exclusions are not allowed by regulatory authorities. Further, exposure to losses from terrorist acts is not limited to TRIA events since domestic terrorism is generally not excluded from Crum & Forster’s policies and, regardless of the status of TRIA, some state insurance regulators do not permit terrorism exclusions for various coverage or causes of loss. Accordingly, management continues to monitor carefully the Company’s concentrations of risk. For additional discussion on TRIA, see “— Catastrophe Management” and “Item 1A. Risk Factors — Catastrophic events could reduce net income”.
Employees
At December 31, 2005, Crum & Forster had 1,015 employees. None of these employees is represented by a labor union and management considers employee relations to be satisfactory.
ITEM 1A. RISK FACTORS
The risks described below are those identified by management which could cause the Company’s net income, financial position or liquidity, as well as other information and data in this Form 10-K, including the financial statements and accompanying notes thereto, to be materially adversely affected. This section does not, however, describe all risks applicable to the Company, its industry or its business and is intended only as a summary of certain material factors affecting the Company’s business.
If there are any negative changes in the financial strength ratings of the Company’s insurance subsidiaries, especially in the ratings issued by A.M. Best, it could be very difficult for the Company to write quality new or renewal business, secure adequate reinsurance on acceptable terms and retain its key management and employees.
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a stable outlook in the ratings issued by A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a positive outlook in the ratings issued by Standard & Poor’s Insurance Rating Services, also a rating agency for the insurance industry.
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

The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and its other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster.
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
Crum & Forster maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each year. Its gross loss and LAE reserves were $3.7 billion and $3.4 billion at December 31, 2005 and 2004, respectively. These reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including: (i) actuarial projections of what management, at a given time, expects to be the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known; (ii) estimates of future trends in claims severity and frequency; (iii) assessment of asserted theories of liability; and (iv) analysis of other factors, such as variables in claims handling procedures, economic factors and judicial and legislative trends and actions. Most, or all, of these factors are not directly or precisely quantifiable, particularly on a prospective basis. In many cases, estimates of liability for losses and LAE are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer, and additional lags between the time of reporting and final settlement of claims.
The Company recorded ($60.5) million, $97.6 million and $132.2 million of prior period loss development before corporate aggregate reinsurance for the years 2005, 2004 and 2003, respectively. Prior period loss development after corporate aggregate reinsurance was ($68.6), $69.3 and $118 for the years ended 2005, 2004 and 2003, respectively. For further discussion of the Company’s reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and loss adjustment expenses”.
Under GAAP, the Company is only permitted to establish loss and LAE reserves for losses that have occurred on or before the financial statement date. Case reserves and reserves for IBNR contemplate these obligations. No contingency reserves are established to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial. To the extent reserves prove to be deficient in the future, management will have to increase the Company’s reserves by the amount of such deficiency and incur a charge to earnings in the period such reserves are increased. The uncertainties regarding the reserves (including reserves for asbestos, environmental and other latent claims) could result in a liability exceeding the reserves by an amount that would be material to the Company’s net income, financial position or liquidity in a future period, and such a liability would reduce future net income and cash flows and the ability of its insurance subsidiaries to pay dividends or make other distributions to the Company.
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
There are significant additional uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. The possibility that these claims would emerge was often not anticipated at the time the policies were written, and traditional actuarial reserving methodologies have not been generally useful in accurately estimating ultimate losses and LAE for these types of claims. In addition, the loss settlement period of certain of these claims may extend for decades after the expiration of the policy period, and during such time it often becomes necessary to adjust, sometimes to a significant degree, the estimates of liability on a claim either upward or downward. Gross asbestos reserves were $469.2 million, $522.7 million and $495.2 million at December 31, 2005, 2004 and 2003, respectively; gross environmental reserves were $111.6 million, $123.4 million and $130.5 million, respectively; and gross reserves for other latent claims were $36.8 million, $35.4 million and $40.8 million, respectively. Asbestos reserves, net of reinsurance, were $376.8 million, $408.8 million and $366.4 million, at December 31, 2005, 2004 and 2003, respectively; environmental reserves, net of reinsurance, were $74.3 million, $85.2 million and $98.8 million, respectively; and reserves for other latent claims, net of reinsurance, were $24 million, $22 million and $26.7 million, respectively. Reserves ceded to corporate aggregate reinsurance contracts are not reflected in the foregoing amounts.

Among the uncertainties relating to such reserves are a lack of historical data, long reporting delays and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted. Plaintiffs often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. Because of these uncertainties, the Company’s exposure to asbestos, environmental and other latent claims is more difficult to estimate and is subject to a higher degree of variability than is its exposure to non-latent claims. In addition, insurers, including Crum & Forster, are generally experiencing either flat or decreased frequency in numbers of asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. Bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. In addition to increasing the claim severity, bankruptcy proceedings may significantly accelerate the timing and amount of loss payments by insurers, including Crum & Forster.
Increasingly, policyholders have asserted that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects that this trend will continue. Although it is difficult to predict whether these policyholders will be successful on the issue, to the extent the issue is resolved in their favor, Crum & Forster’s coverage obligations under the policies at issue could be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims of the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.
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
In 2005, the Company’s total latent reserves were increased by $44.6 million based on the Company’s internal actuarial review, primarily due to an unexpected adverse court decision related to one asbestos policyholder. The Company has continued to see the emergence of an increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection, and an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. Due to the inherent uncertainties described above, the Company’s ultimate liability for its asbestos, environmental and other latent claims may vary substantially from the amounts currently recorded.
Catastrophic events could reduce net income.
Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. For example, the terrorist attacks on September 11, 2001 caused losses in several of the Company’s coverages and lines of business, including business interruption, business personal property and workers’ compensation. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income, financial position and liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.
In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. At the end of 2005, TRIA was extended for two years. It is possible that TRIA will not be renewed following 2007, or could be amended in a manner adversely affecting the insurance industry if a material subsequent event occurs. Given these uncertainties, the Company is currently unable to determine with certainty the impact that TRIA’s non-renewal or an amendment of TRIA could have on it.

During 2005, the Company’s underwriting results were adversely affected by total net catastrophe losses of approximately $104 million, including reinsurance reinstatement premiums of $39.3 million associated with hurricane Katrina. During 2004, the Company’s underwriting results were adversely affected by total net catastrophe losses of approximately $120.7 million, including reinsurance reinstatement premiums of $13 million principally associated with four hurricanes in Florida during the third quarter. Ultimate exposure to losses from these events may change.
The Company’s estimates of catastrophe losses are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to flood as opposed to other perils such as wind, fire or riot and civil commotion. Causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.
The Company’s actual losses from hurricanes Katrina, Rita and Wilma may vary materially from estimates as a result of, among other things, an increase in industry insured loss estimates, the receipt of additional information from policyholders, increases in ground up loss estimates causing the losses to reach the Company’s attachment point in the case of excess policies, the attribution of losses to coverages that for the purpose of estimates the Company assumed would not be exposed, the contingent nature of business interruption exposures, and inflation in repair costs due to the limited availability of labor and materials, in which case the Company’s financial results could be further materially adversely affected. In addition, actual losses may increase if the Company’s reinsurers fail to meet their obligations.
The Company may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it.
The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect business volume and profitability. Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the policies that Crum & Forster purchases from them. Some exclusions are with respect to risks that cannot be excluded in policies the Company writes due to business or regulatory constraints, such as coverage with respect to acts of terrorism, mold and cyber risk. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits and limited reinstatements, on primary insurers that are inconsistent with corresponding terms in the policies written by these primary insurers. As a result, Crum & Forster, like other primary insurance companies, is increasingly writing insurance policies that, to some extent, do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose the Company to greater risk and greater potential losses.
Crum & Forster’s property catastrophe treaty is renewed each May 1st. Primary insurance companies, such as the Company, are faced with potential rate on line increases ranging from 20% to 150% and greater over last year’s price, largely as a result of losses sustained by reinsurers in 2005 and 2004, rating agency capital requirements for reinsurers and forecasted increases in frequency and severity of catastrophes. The Company anticipates significant price increases for property reinsurance and most likely will be forced to accept reduced reinsurance coverage from reinsurers. Management has considered, and will continue to consider, these changes in prices and terms from the third party reinsurance market in determining how much reinsurance to purchase and whether to obtain reinsurance from its affiliates. In response to such changes, the Company expects to reduce the amount of property reinsurance coverage purchased in 2006 and increase the amount of reinsurance obtained from its affiliates.
Acquiring increased reinsurance from Fairfax affiliates could increase the possibility that adverse development in the financial condition of Fairfax or one of its subsidiaries could weaken the financial condition of the Company’s affiliated reinsurers. Any weakening of the financial condition of an affiliate from which the Company has assumed, or to which the Company has ceded, insurance obligations could adversely affect the Company’s ability to meet its financial obligations and could otherwise weaken its financial condition. For further discussion of reinsurance transactions with affiliates, see “Item 1. Business —Reinsurance”, Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions—Reinsurance Agreements”. For further discussion of TRIA, see “Item 1. Business —Catastrophe Management” and “—Catastrophic events could reduce net income”.
The Company operates in a highly competitive environment, which makes it more difficult to attract and retain business.
The commercial property and casualty insurance industry is highly competitive and management believes that it will remain so for the foreseeable future. Prevailing conditions relating to price, coverage and capacity can change very rapidly in this industry sector. The Company faces competition from domestic and foreign insurers, many of which may be perceived to provide greater security to policyholders and many of which are larger and have greater financial, marketing and management resources than Crum & Forster. Competition in the commercial property and casualty insurance industry is based on many factors, including overall financial strength of the insurer, ratings by rating agencies, price, policy terms and conditions, services offered, reputation and experience.

The Company faces increased competition across virtually all lines of business, and such increased competition could make it difficult for Crum & Forster to underwrite new business, retain in-force business, or may put downward pressure on the pricing of new business underwritten by the Company. For additional discussion, see “ Item 1. Business —Competition ”.
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
The results of companies in the property and casualty insurance industry historically have been subject to broad fluctuations. These results can be affected significantly by price competition, volatile and unpredictable developments (including catastrophes), changes in loss reserves resulting from changing legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop, fluctuations in interest rates and other changes in the investment environment which affect returns on invested assets and inflationary pressures that affect the size of losses. The property and casualty insurance industry historically has experienced pricing and profitability cycles related to levels of industry underwriting capacity. As a result of fluctuations in pricing, the Company may be unable to obtain business that meets its underwriting standards and pricing expectations. For additional information, see “ Item 1. Business —Competition” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Certain business practices of the insurance industry have become the subject of investigation by government authorities and other parties and the subject of class action litigation.
Recently, the insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the alleged illegal tying of the placement of insurance business to the purchase of reinsurance, and the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. The Company has received inquiries and informational requests from insurance departments in several states in which its insurance subsidiaries operate, as discussed below. The Company cannot predict at this time the effect that current investigations, litigation and regulatory activity will have on the insurance industry or its business. Given its position in the insurance industry, it is possible that the Company will become involved in these investigations and have lawsuits filed against it, in addition to the lawsuit described below. The Company’s involvement in any investigations and lawsuits would cause it to incur legal costs and, if the Company were found to have violated any laws, it could be required to pay fines and damages, perhaps in material amounts. In addition, the Company could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result form these proceedings. The Company paid contingent commissions of $8.7 million in 2005.
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company intends to vigorously defend the action.
Certain of the Company’s subsidiaries have received formal letters of inquiry and/or requests for information from the departments of insurance of the States of Arizona, Delaware, New Jersey, North Carolina and Ohio. These states, which sent requests to multiple insurance companies and other industry members, are requesting documents and seeking information relating to the conduct of business between insurance brokers and certain Company subsidiaries. It is reported that other governmental and regulatory authorities are conducting similar inquiries, and the Company or its subsidiaries may receive additional request for information from these authorities. The Company and its subsidiaries intend to cooperate fully with these requests for information; however, there can be no assurances as to the ultimate outcome of these inquiries.

Also, New York State’s Attorney General, the SEC and certain state insurance departments have indicated that they are investigating the alleged use of finite and financial reinsurance products to “smooth” earnings or to otherwise bolster reported financial results. The NAIC and the insurance departments of Delaware and New Jersey requested that the Company provide information regarding the use of finite reinsurance agreements and side agreements. In addition, the insurance department of Delaware is reviewing the underwriting files and the funds withheld accounts relating to such finite reinsurance agreements. The Company’s corporate aggregate reinsurance is comprised of prospective and retroactive reinsurance contracts that would commonly be classified as finite reinsurance. The investigations concerning the use of finite and financial reinsurance products continue to progress and management cannot give assurance regarding its ultimate affect on the industry or the Company. For further information on these investigations, see “Item 3. Legal Proceedings—Insurance Industry Investigations”. In addition, see “—Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company”.
Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company.
On September 7, 2005, Fairfax announced that it received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents produced by Fairfax and entities in its consolidated group to the SEC and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax has prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and its employees, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
Fairfax and its Chief Executive Officer, V. Prem Watsa, who is also the chairman of the board of directors of the Company, received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of finite insurance contracts of Fairfax and entities in its consolidated group. In the fall of 2005, Fairfax and entities in its consolidated group, including the Company, prepared and provided to the SEC a list intended to identify certain finite contracts and contracts with other non-traditional features of all Fairfax consolidated group companies. As part of the 2005 reporting and closing process, Fairfax and entities in its consolidated group, including the Company, internally reviewed all of the contracts on the list provided to the SEC and some additional contracts as deemed appropriate. For those reinsurance contracts that the Company identified as finite or non-traditional reinsurance contracts, the Company consolidated relevant contract documentation into a single compendium, prepared memoranda regarding the rationale and economic intent of each contract and prepared analyses of reinsurer experience where contemporaneous documentation of risk transfer was not available. Fairfax and entities in its consolidated group, including the Company, continue to respond to requests for information from the SEC and there can be no assurance that the SEC’s review of documents provided will not give rise to adjustments to amounts recorded in the Company’s financial statements.
The Company understands that the SEC has issued subpoenas to various third parties involved in the matters which are the subject of the SEC subpoenas issued to Fairfax and entities in its consolidated group, including Fairfax’s and the Company’s independent auditors (that in Canada received a letter requesting cooperation and in the U.S. received a subpoena) and a Fairfax shareholder (that has previously disclosed receipt of a subpoena). In addition, it is possible that other governmental and enforcement agencies will seek to review information related to these matters, or that Fairfax and entities in its consolidated group, including the Company, or other parties with whom they interact, such as customers or shareholders, may become subject to direct requests for information or other inquiries by such agencies.
These inquiries are ongoing and Fairfax and entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its business, which effect could be material and adverse. The financial cost to the Company to address these matters has been and is likely to continue to be significant. The Company expects that these matters will continue to require significant management attention, which could divert management’s attention away from the Company’s business. In addition, the Company could be materially adversely affected by negative publicity related to these inquiries or any similar proceedings. Any of the possible consequences noted above, or the perception that any of them could occur, could have an adverse effect upon the Company’s business, the impact of which is uncertain.
If the Company is unable to realize its investment objectives, its net income and financial condition may be adversely affected.
The Company’s operating results depend in part on the performance of the Company’s investment portfolio. The ability to achieve its investment objectives is affected by general economic conditions that are beyond management’s control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities the Company owns. In 2005, 2004 and 2003, the Company reported investment income, including realized investment gains and pre-tax equity in earnings of investees, of $241.8 million, $183.8 million and $340.5 million, respectively. The Company may not be able to realize its investment objectives, which could reduce net income significantly.
The loss of any of the Company’s key producers could have an adverse effect on the Company’s ability to generate business.
In 2005, the Company’s two largest producers accounted for 9% and 6% of gross premiums written. The top five producers accounted for approximately 27% of gross premiums written. There are no long-term commitments from any of the Company’s producers, any of which could cease doing business with Crum & Forster at any time. The Company may not be successful in maintaining its current relationships with its significant producers, and the loss or deterioration of one or more of these relationships could adversely affect the Company’s ability to generate business.
The effects of emerging claim and coverage issues on the Company’s business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm the Company’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. Examples of contemporary claims and coverage issues that have affected the Company are claims relating to construction defects, welding fumes, natural resource damages, mold, lead and diet drugs. These claim types present complex coverage and damage valuation questions, making it difficult for management to estimate the Company’s ultimate liability. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could affect Crum & Forster’s business.

The Company is a holding company and is dependent on dividends from its insurance subsidiaries to pay its obligations, including interest and principal on its debt securities.
The Company is a holding company with no direct operations, and its principal asset is the capital stock of several insurance subsidiaries. The Company relies, and expects to rely in the future, on dividends from these insurance subsidiaries to meet its obligations, including payment of interest on its debt securities, and, together with refinancing opportunities then available in capital markets, if any, to repay its debt securities at maturity. The Company’s principal insurance subsidiaries, US Fire and North River, account for 98.4% of combined statutory surplus at December 31, 2005. US Fire and North River may pay dividends of $94.5 million and $32.5 million in 2006, respectively, without prior regulatory approval. The ability of the Company’s insurance subsidiaries to pay dividends depends on their statutory earned surplus (which is increased by underwriting profit and investment income and decreased by underwriting losses, including losses as a result of adverse development of prior periods), net income, investment income and other regulatory restrictions, as well as any effects such dividends may have on the Company’s ratings. State insurance commissioners have broad regulatory authority and may issue an order disallowing or limiting the payment of dividends by an insurer if the commissioner determines that the insurer is presently or potentially financially distressed or troubled. For further information on the regulation of dividends, see “Item 1. Business —Insurance Regulatory Matters”. Because payment of dividends by the Company’s insurance subsidiaries would decrease their statutory surplus, doing so would also adversely affect their ability to meet financial ratios and other tests critical to maintaining their ratings and otherwise providing acceptable security to brokers and to policyholders. Their ability to pay dividends and, therefore, the Company’s ability to meet its obligations, is limited by these and other factors.
The Company’s debt securities are effectively subordinate to all of the obligations of the Company’s insurance subsidiaries, including all of the Company’s liabilities with respect to insurance policies that the Company has written or will write in the future, and any other subsidiary that does not guarantee the Company’s debt securities.
None of the Company’s subsidiaries is a guarantor of the Company’s debt securities. Additionally, the indenture governing the Company’s debt securities does not require subsidiaries the Company acquires in the future to guarantee the Company’s debt securities under certain circumstances, including if any such subsidiary is regulated as an insurance company under relevant state law. These non-guarantor subsidiaries have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Company’s debt securities or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that the Company has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of the Company’s debt securities to realize proceeds from the sale of such assets, will be effectively subordinated to the claims of these subsidiaries’ creditors and to coverage claims under insurance policies written by these subsidiaries.
The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses which would reduce its net income.
Although reinsurance obligates the assuming reinsurer to the extent of the risk ceded, the Company is not relieved of its primary liability to its policyholders as the direct insurer. As a result, it bears credit risk with regard to its reinsurers with respect to both receivable balances reflected on the balance sheet and contingent liabilities arising from reinsurance protection on future claims. The Company cannot be assured that its reinsurers will pay all reinsurance claims on a timely basis or at all. At December 31, 2005, the Company had reinsurance recoverable of $2.1 billion due from approximately 300 reinsurers; however, the preponderance of this reinsurance recoverable was with relatively few reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1.2 billion, or 55.5% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $451.2 million. Periodically, the Company has contractual disputes with reinsurers regarding coverage under reinsurance policies. Historically, this has principally occurred in the interpretation of coverage relating to asbestos and environmental claims. Each reinsurance claim is evaluated based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law, and any disputed amounts are considered in the reserve for uncollectible reinsurance. If reinsurers are unwilling or unable to pay amounts due under reinsurance contracts, the Company will incur unexpected losses and cash flow will be adversely affected. For the years ended December 31, 2005, 2004 and 2003, the Company incurred charges for uncollectible reinsurance of $7.2 million, $5 million and $5.3 million, respectively. For additional discussion of credit risk with regard to the Company’s reinsurers, see “Item 1. Business—Reinsurance”.
The Company writes certain retrospectively rated policies (policies in which premiums are adjusted based on the actual loss experience of the policyholder during the policy period) and large deductible policies (policies where the policyholder retains a specific amount of any potential loss) in which the policyholder must reimburse the Company for certain losses. The Company had aggregate recoverables on retrospectively rated polices of $68.4 million and $65.9 million at December 31, 2005 and 2004, respectively, and recoverables on large deductible policies of $93.1 million and $93.2 million, respectively, at December 31, 2005 and 2004. Accordingly, the Company bears credit risk on these policies and cannot be assured that its policyholders will pay on a timely basis or at all.

In the ordinary course of business, the Company is sometimes unable to collect all amounts billed to policyholders, generally due to disputes on audit and retrospectively rated policies and, in some cases, due to policyholders having filed for bankruptcy protection. In addition, if a policyholder files for bankruptcy, the Company may be unable to recover on assets such policyholder may have pledged as collateral. The Company reserves for uncollectible premiums in the period in which the collection issues become known. The inability to collect amounts due reduces net income and cash flows. During 2005, 2004 and 2003, the Company incurred, or expected to incur, credit losses relating to policyholder insolvencies, disputed premium audits and for policyholders experiencing financial difficulties. For the years ended December 31, 2005, 2004 and 2003, charges incurred for uncollectible premiums and large deductible recoveries were $4.5 million, ($2.8) million and $5.6 million, respectively.
Control of the Company’s corporate actions is retained by Fairfax, which may have interests that are different from the interests of holders of the Company’s debt securities.
Because of its beneficial ownership of Crum & Forster, Fairfax is in a position to determine the outcome of corporate actions requiring stockholder approval, including:
•	Electing members of the Company’s board of directors and appointment of members of the audit committee;

•	Adopting amendments to the Company’s charter documents;

•	Approving a merger or consolidation, liquidation or sale, of all, or substantially all, of the Company’s assets, subject to insurance and other regulatory approvals;

•	Transactions that would result in a change of control;

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
Because Fairfax’s interests as a stockholder may conflict with the interests of the holders of Crum & Forster’s debt securities, Fairfax may cause the Company to take actions that favor its stockholder at the expense of the holders of the Company’s debt securities. In addition, Fairfax has in the past provided the Company, and continues to provide the Company, with certain services. All of the Company’s directors are also directors or officers of Fairfax and certain of its affiliates. Conflicts of interest could arise between the Company and Fairfax or one of its affiliates or subsidiaries, and any conflict of interest may be resolved in a manner that does not favor the Company.
The Company’s business could be adversely affected by the loss of one or more key employees.
The Company is substantially dependent on a small number of key employees, in particular Nikolas Antonopoulos, President and Chief Executive Officer, Mary Jane Robertson, Executive Vice President, Chief Financial Officer and Treasurer, and Joseph Braunstein, President of Crum & Forster’s insurance subsidiaries. The experiences and reputations in the insurance industry of these executives are important factors in Crum & Forster’s ability to attract new business. The Company’s success has been, and will continue to be, dependent on its ability to retain the services of its existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Mr. Antonopoulos, Ms. Robertson, Mr. Braunstein, or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of the Company’s business operations. Each of Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein is currently bound by an employment contract for a term of two years with automatic daily one-day extensions, such that the term of employment at any time is two years, unless notice is given by either party. See “Item 11. Executive Compensation— Employment Agreements; Change of Control Arrangements”. The Company currently does not maintain key employee insurance with respect to any of its employees.
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
The Company’s insurance subsidiaries typically are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide various insurance coverage to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. The amount of future losses or assessments from such shared market mechanisms and pooling arrangements cannot be predicted with certainty. The underwriting results of these pools historically have been unprofitable. Future losses or assessments from such mechanisms and pooling arrangements could adversely affect the Company’s net income, financial position or liquidity.
In recent years, the insurance regulatory framework has come under increased federal scrutiny and certain federal and state legislatures have considered or enacted laws that altered and, in many cases, increased the regulation of insurance companies and insurance holding companies, such as TRIA and state guaranty funds. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on investment practices, RBC guidelines, interpretations of existing laws and the development of new laws. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies. Although the federal government currently does not regulate the business of insurance directly, federal initiatives often affect the insurance industry in a variety of ways. Future legislation, or NAIC initiatives, may have a detrimental effect on the conduct of the Company’s business. For further discussion, see “Item 1. Business —Insurance Regulatory Matters”.
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
Novation of an insurance policy attempts to effect the legal substitution of one insurance company for the original policy-issuing company and generally requires either the express or implied consent of the policyholder. If the novation process is challenged and not upheld (especially as to novation achieved by “implied” consent), Crum & Forster’s insurance subsidiaries could be responsible for such novated business if the other party were to become insolvent. These liabilities are not reflected on the consolidated balance sheets. The Company’s reserves could be understated and the credit risk associated with policies considered novated could also be materially understated. The Company may be unable to recover its losses from the reinsurers that have reinsured these policies. To date, the Company has not experienced any challenges of novations of these policies, which occurred principally in 1993.
Fairfax’s bank credit facility and the indenture governing the Company’s debt securities contain restrictions applicable to the Company, which could have an adverse effect on its financial condition.
The agreements governing the bank credit facility of Fairfax contain restrictive covenants that prohibit Fairfax, with certain exceptions, from allowing Crum & Forster to borrow money or take certain other actions. In addition, the indenture governing the Company’s debt securities contains various restrictive covenants that limit the Company’s ability to, among other things, borrow money and limit management’s discretion in operating the Company’s business. The Company’s financial flexibility in the future may be limited by the terms of these agreements.
ITEM 2. PROPERTIES
Crum & Forster’s principal offices are located in space leased by the Company in Morristown, New Jersey. The lease covers approximately 201,887 square feet of office space at 305 Madison Avenue. The term of the lease ends December 31, 2022, and provides for up to four consecutive additional terms totaling twenty-five years.
The principal offices of Seneca are located in space leased by Seneca in New York, New York. The lease covers approximately 21,500 square feet at 160 Water Street. The term of the lease ends June 30, 2007.
The Company also leases office space for its branch offices. Crum & Forster does not own any of the real estate used for its operations.

ITEM 3. LEGAL PROCEEDINGS
Litigation
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company intends to vigorously defend the action.
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
The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated net income, financial position or liquidity. However, it should be noted that the frequency of large damage awards, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.
Insurance Industry Investigations
On September 7, 2005, Fairfax announced that it received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents produced by Fairfax and the entities in its consolidated group to the SEC and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax has prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and its employees, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
Fairfax and its Chief Executive Officer, V. Prem Watsa, who is also the chairman of the board of directors of the Company, received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of finite insurance contracts of Fairfax and entities in its consolidated group. In the fall of 2005, Fairfax and entities in its consolidated group, including the Company, prepared and provided to the SEC a list intended to identify certain finite contracts and contracts with other non-traditional features of all Fairfax consolidated group companies. As part of the 2005 reporting and closing process, Fairfax and entities in its consolidated group, including the Company, internally reviewed all of the contracts on the list provided to the SEC and some additional contracts as deemed appropriate. For those reinsurance contracts that the Company identified as finite or non-traditional reinsurance contracts, the Company consolidated relevant contract documentation into a single compendium, prepared memoranda regarding the rationale and economic intent of each contract and prepared analyses of reinsurer experience where contemporaneous documentation of risk transfer was not available.
It is possible that other governmental and enforcement agencies will seek to review information related to these matters, or that Fairfax and entities in its consolidated group, including the Company, or other parties with whom they interact, such as customers or shareholders, may become subject to direct requests for information or other inquiries by such agencies. These inquiries are ongoing and Fairfax and entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its financial statements, which effect could be material and adverse.
Certain of the Company’s subsidiaries have received formal letters of inquiry and/or requests for information from the departments of insurance of the States of Arizona, Delaware, New Jersey, North Carolina and Ohio. These states, which sent requests to multiple insurance companies and other industry members, are requesting documents and seeking information relating to the conduct of business between insurance brokers and certain Company subsidiaries. It is reported that other governmental and regulatory authorities are conducting similar inquiries, and the Company or its subsidiaries may receive additional requests for information from these authorities. The Company and its subsidiaries intend to cooperate fully with these requests for information.
Also, New York State’s Attorney General, the SEC and certain state insurance departments have indicated that they are investigating the alleged use of finite and financial reinsurance products to “smooth” earnings or to otherwise bolster reported financial results. The NAIC and the insurance departments of Delaware and New Jersey requested that the Company provide information regarding the use of finite reinsurance agreements and side agreements. In addition, the insurance department of Delaware is reviewing the underwriting files and the funds withheld accounts relating to such finite reinsurance agreements. The Company’s corporate aggregate reinsurance includes both prospective and retroactive reinsurance contracts that would commonly be classified as finite reinsurance. The investigations concerning the use of finite and financial reinsurance products continue to progress and management cannot give assurance regarding its ultimate impact on the industry or the Company. For further information on these insurance industry investigations, see “Item 1A. Risk Factors—Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company” and “Item 1A. Risk Factors—Certain business practices of the insurance industry have become the subject of investigation by government authorities and other parties and the subject of class action litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 6. SELECTED FINANCIAL DATA
The table shown below presents selected financial data for each of the five years ended December 31, 2005. This financial information was prepared in accordance with GAAP. The GAAP statement of income data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and the GAAP balance sheet data at December 31, 2005, 2004, 2003, 2002 and 2001 were derived from Crum & Forster Holdings Corp.’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated balance sheets at December 31, 2005 and 2004, and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows for each of the three years ended December 31, 2005, and accompanying notes, appear in “Item 8. Financial Statements and Supplementary Data”. The combined statutory data has been derived from annual statutory financial statements, which have been filed with the domiciliary states of the Company’s insurance subsidiaries, and prepared in accordance with SAP, which differs from GAAP.
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

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003	2002		2001
GAAP STATEMENT OF INCOME DATA:
Gross premiums written	$1,097,756	$1,138,961	$1,104,211	$898,368		$777,536
Net premiums written	$868,966	$918,300	$890,823	$669,473		$541,473
Premiums earned	$894,173	$907,709	$768,872	$609,512		$500,175
Investment income and realized investment gains and losses[1]	$215,310	$164,638	$338,062	$155,325		$113,813
Losses and LAE	$615,505	$761,512	$652,334	$460,458		$601,674
Policy acquisition costs and other underwriting expenses	$254,452	$252,987	$225,261	$194,482		$86,685
Income (loss) before cumulative effect of a change in accounting principle	$155,936	$24,195	$135,745	$82,911		$(106,509)
Equity in earnings of investees, net of tax	$17,193	$12,478	$1,567	$—		$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$64,809	[2]	$—
Net income (loss)	$155,936	$24,195	$135,745	$147,720		$(106,509)

	At December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
GAAP BALANCE SHEET DATA:
Total investments (including cash and cash equivalents)	$3,223,635	$3,217,610	$3,168,389	$2,422,590	$2,280,092
Total assets	$6,482,879	$6,031,641	$5,587,398	$5,138,787	$5,147,959
Unpaid losses and LAE	$3,673,034	$3,370,936	$3,193,920	$3,249,558	$3,453,797
Long term debt[3]	$292,470	$291,841	$291,257	$—	$—
Shareholder’s equity	$961,193	$881,189	$906,115	$979,164	$719,605

	Years Ended December 31,
	2005		2004		2003		2002		2001
SELECTED FINANCIAL RATIOS BASED ON GAAP DATA:
Loss and LAE ratio	68.8%		83.9%		84.8%		75.5%		120.3%
Underwriting expense ratio	28.5		27.9		29.3		31.9		37.3

Combined ratio	97.3%		111.8%		114.1%		107.4%		157.6%

Ratio of earnings to fixed charges[4]	4.4	x	1.3	x	6.2	x	6.6	x	—	[5]

	Years Ended December 31,
(dollars in thousands)	2005		2004		2003		2002		2001
SELECTED COMBINED STATUTORY DATA:
Loss and LAE ratio	69.4%		86.1%		84.5%		77.6%		143.1%
Underwriting expense ratio	28.4		27.7		27.3		31.2		36.9

Combined ratio	97.8%		113.8%		111.8%		108.8%		180.0%

Policyholders’ surplus	$1,313,988		$1,206,547		$1,107,435		$856,393		$708,388

Ratio of net premiums written to policyholders’ surplus	0.66	x	0.76	x	0.80	x	0.78	x	0.77	x

[1]	Includes $40,725 of gains in 2003 from the sale of Hub International Limited securities to an affiliate.

[2]	Represents remaining unamortized negative goodwill resulting from the acquisition of Crum & Forster by Fairfax in 1998.

[3]	Aggregate principal amount of $300 million of the Company’s 10-3/8% senior notes due 2013, less unamortized original issue discount. There have been no borrowings under the Fairfax note. For further information on the Fairfax note, see “Item 13. Certain Relationships and Related Transactions — Borrowing from Fairfax.”

[4]	For purposes of determining the ratio of earnings to fixed charges, earnings includes income before income taxes, adjusted for undistributed income or loss from equity method investees and fixed charges. Fixed charges consist of interest expense, amortization of capitalized expenses related to indebtedness and an estimate of implicit interest included in rent expense. The calculation of the ratio of earnings to fixed charges is filed as an exhibit to this Form 10-K.

[5]	Due to the loss in the year ended December 31, 2001, the ratio coverage was less than 1:1. Additional earnings of $170.1 million would have achieved a coverage ratio of 1:1.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Crum & Forster’s consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. Certain information constitutes forward-looking statements that involve risks and uncertainties. For further discussion of forward-looking statements, see “Statements Regarding Forward – Looking Information”. Actual results may differ materially from the results discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors”.
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

Unpaid losses and loss adjustment expenses
The most significant accounting estimates relate to the Company’s reserves for unpaid losses and LAE. Unpaid losses and LAE include reserves for both reported (case reserves) and unreported losses and LAE. When the Company is notified of insured losses, claims personnel set up case reserves for the estimated amount of settlement, if any, which excludes estimates of expenses to settle claims, such as legal and other fees and the general expenses of administering the claims adjustment process. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available. The facts of the specific claim are investigated and case reserves are established as soon as reasonably possible as follows:
General Liability. An individual investigation of each loss reported is undertaken and the claims personnel, using their experience and judgment, establish a case reserve in an amount estimated to be the most likely ultimate loss amount to be paid considering the assumed jurisdiction where the claim is pending and the applicable law of allowable direct and consequential damages and defenses; the effect, if any, of the particular venue, including settlement and verdict values; and, where applicable, the advice of counsel retained to represent the defendant in the individual case.
Commercial Automobile. For third party claims, the methodology for establishing case reserves is virtually identical to that of general liability. First party automobile reserves are established based upon the cost of repair or actual cash value as appropriate under the circumstances, generally confirmed by an appraisal, and consistent with applicable state claims handling regulations.
Workers’ Compensation. An individual investigation of each reported accident is undertaken and the claims personnel, using their experience and judgment, establish a case reserve in an amount estimated to be the most likely ultimate loss amount to be paid considering the unique statutory scheme of the applicable jurisdiction. Claims personnel make assumptions as to the likely cost of necessary medical treatment, including prescription medications, estimated time of disability, degree of permanency, and, depending on the severity of the individual case, the necessity and cost of vocational, rehabilitative, or long term care as well as other amounts provided for under the applicable statutory scheme such as funeral and dependant benefits, transportation costs, and employee attorney fees.
Property. An individual investigation of each loss reported is undertaken by claims personnel, including conducting on site physical inspections of the covered property in determining the scope of damage. Case reserves are established consistent with the coverages provided under the specific policy applicable to the loss. Depending upon the severity of the loss and coverage part or parts implicated in the specific claim reported, claims personnel may retain the services of experts such as certified building consultants, salvors, forensic accountants, or construction engineers to assist in projecting the ultimate loss to be reserved and paid on an individual claim basis. In the event of a catastrophe loss, assumptions are made based upon the number of risks in the affected area and the severity of the catastrophic events.
In all lines of business, throughout the life of the loss, claims personnel evaluate any new information that is received, analyze the impact of new information on the existing reserve, and, if warranted, increase or decrease the case reserve as appropriate.
The Company’s actuaries conduct a full actuarial reserve study of each line of business every six months. For all lines of business other than asbestos, environmental and other latent, ultimate losses and LAE are projected by line of business by accident year using several standard actuarial methodologies, including paid and incurred loss development, the Bornheutter-Ferguson incurred and paid loss methods, the Berquist-Sherman loss methods and frequency and severity approaches. The Company’s actuaries utilize assumptions in determining their estimates, including loss development factors, expected loss ratios, frequency and severity trends, year-on-year price changes and inflation. These assumptions are affected by items such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverage, and changes in claims handling practices. In addition, prevailing economic, social and legal factors, such as inflation in medical services, costs to repair damaged property or changes in statutory benefits, influence these assumptions. After projecting ultimate losses for each of the various actuarial methodologies, the actuaries select a point estimate ultimate for each accident year within a line of business based on many factors, such as the age of the accident year and the risk characteristics of the individual line of business. For example, for older years where more credibility can be placed upon actual observed loss emergence, paid or incurred loss development methods are generally the basis of the ultimate loss selection. For more recent years where the actual emergence of losses is less credible, methods that place more emphasis on expected loss development (e.g., the Bornheutter-Ferguson method) may be selected as the loss ultimate. A point estimate unpaid loss and LAE reserve is determined by subtracting actual paid losses and LAE from the projected ultimate losses and LAE for each line of business by accident year. These reserves are aggregated by line of business and the IBNR component is derived therefrom by deducting the recorded case reserves. The IBNR reserve includes anticipated additional development of case reserves (either positive or negative), provision for claims that have not been reported and estimated settlement expenses.

The majority of IBNR loss reserves relate to the Company’s casualty business, which generally has a longer tail (meaning a longer period of time between the occurrence of the covered event and the ultimate settlement of the claim) than the Company’s other lines of business. Line of business specific factors that are considered in the aforementioned actuarial methodologies that affect the IBNR reserves are as follows:
General Liability — delay of reporting the claim to the Company, court award inflation and the expected loss ratio for the more recent accident years.
Workers’ Compensation — medical inflation, willingness of insured to settle claims, case reserve for known claims, long payment period for the medical portion of claims, expected loss ratios for more recent accident years and legal jurisdiction of the claim.
Commercial Automobile — cost to repair damaged property, medical and court award inflation and expected loss ratios for more recent accident years.
The shorter tailed lines, such as property, in which claims are paid shortly after the loss occurrence, have less variability in IBNR reserve estimates and are less dependent on the above assumptions. The key assumptions for the property line of business are catastrophe reserve estimates and cost to repair damaged property.
The Company’s actuaries also conduct an internal ground-up study of asbestos and environmental reserves at least annually. Such ground-up studies involve a policyholder-by-policyholder evaluation considering the following factors: available insurance coverage based upon the type of loss being presented (premises/operations or products), including the role of any umbrella or excess insurance purchased by the policyholder and court decisions concerning specific coverage provisions; other policy specific provisions, including whether defense is included in or in addition to loss; limits, deductibles and self-insured retentions; an analysis of each policyholder’s ultimate potential liability; the jurisdictions involved; past and anticipated future asbestos claim filings against the policyholder; past settlement values of similar claims against the policyholder and their associated defense costs; dismissal rates of claims by jurisdiction; distribution of claims by disease type (cancers, asbestosis and no impairment) where known; the potential role of other insurance (estimating the Company’s ultimate participation of loss settlements percentage); and applicable coverage defenses. The evaluations are based on current trends without any assumption of potentially favorable or unfavorable legislation in the future. In 2004, the Company engaged an independent actuarial firm to perform a ground-up study in addition to the Company’s own internal review.
For asbestos, a range is developed for each policyholder based on variations in the estimates of the future number of claimants and number of years in the available coverage period (if unknown). For environmental exposures, a range is developed based on variations in alleged site costs and variations in the number of years over which such costs may be allocated. The actuarial point estimate is principally the average of the low estimate and the high estimate for each policyholder.
For liabilities other than asbestos, environmental and other latent, a range is developed around the point estimate loss and LAE reserves using statistical techniques to create an aggregate loss distribution. The methodology attempts to quantify the variability in the historical loss development data for each line of business separately. The variability depends on the line of business specific factors described above. From the aggregate loss distribution, an 80% confidence interval is constructed which represents a reasonable range of possible outcomes.
The following table presents the impact of a 2% change in ultimate loss and ALAE ratio for each line of business for the accident years shown. The years were selected to include those years where we consider a 2% change in ultimates to be a reasonably likely outcome. The 2% change was selected to represent a reasonably likely change in one of the factors described above. For example, for workers’ compensation, this could be due to changes in medical inflation or claim settlement rates. For general liability, this could be due to court award inflation.

		Change in Ultimate Loss
Line of business	Accident Years	and ALAE (millions)
Workers’ Compensation	1998-2005	$29.1
General Liability [1]	1998-2005	$34.8
Commercial Automobile	2004-2005	$6.9

[1]	Excludes asbestos, environmental and other latent.
If the Company experienced a change in its ultimate loss and ALAE reserves in the amount depicted in the chart above, its income before income taxes and unpaid loss and loss adjustment reserves would be affected by the same amount.

At each balance sheet date, Company management establishes its “best estimate” based on the actuarial point estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. Consideration may also be given to the results of actuarial reserve reviews conducted by the Company’s independent actuaries. Management considers a “best estimate” to be one where the total reserves have an equal likelihood of developing a redundancy or deficiency as the loss experience matures. Following the completion of each semi-annual internal actuarial reserve review, management reviews the actuarial reserve valuation with the Company’s actuaries and compares the indicated reserve levels by line of business to the corresponding recorded reserves. In general, management’s best estimate will approximate the internal actuaries’ point estimates and recorded reserves will be adjusted to reflect approximately the actuarial indications by line of business and in the aggregate. While it has not been the case in recent years, there may, however, be circumstances in which management chooses not to adjust its best estimate for assumptions made by its actuaries regarding emerging trends — positive or negative — until the passage of further time or additional information has confirmed the credibility of the trend. At December 31, 2005 and 2004, management’s best estimate exceeded the actuaries’ point estimate in the aggregate by approximately $41 million and $18 million, respectively, before corporate aggregate reinsurance. In light of the inherent uncertainty associated with loss and LAE reserve estimates and the imprecise nature of the estimates, the Company considered such differences to be immaterial.
Losses and LAE are charged to income as they are incurred. During the loss settlement period, reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the Company’s financial results in the periods in which they are made, and are referred to as prior period development. Due to the high level of uncertainty, revisions to these estimated reserves could have a material impact on the Company’s results of operations in the period recognized, and actual payments for claims and LAE could ultimately be significantly different from estimates.
The Company recorded ($60.5) million, $97.6 million and $132.2 million of prior period loss development before corporate aggregate reinsurance for 2005, 2004 and 2003, respectively. After corporate aggregate reinsurance, the prior period loss development was ($68.6) million, $69.3 million and $118 million for 2005, 2004 and 2003, respectively. The net favorable development in 2005 before corporate aggregate reinsurance was comprised of three principal components: (1) adverse development of asbestos, environmental and other latent liabilities of $44.6 million, primarily due to an unexpected adverse court decision related to one asbestos policyholder and largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (2) $24.7 million of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (3) net favorable development of the Company’s remaining property and casualty reserves of $97.5 million, arising from accident years 1999 through 2004. Of the $97.5 million cited in (3) above, approximately 60% emanated from property and commercial multi-peril business and the balance from casualty business. Most of the property and commercial multi-peril development related to accident year 2004. The casualty lines generally developed favorably across all accident years in the 1999 through 2004 period with the exception of accident years 2001 and 2003 for general liability and accident year 2002 for worker’s compensation. Of the $97.6 million development for calendar year 2004, $90.5 million was due to an increase in asbestos reserves, driven mainly by an increase in the average severity of claims for known policyholders. Of the $132.2 million for calendar year 2003, $149.8 million was due to development of asbestos reserves reflecting a significant increase in the number of new policyholders presenting claims, offset in part by reserve releases in non-latent general liability. For a more detailed description of the asbestos strengthening, see “Asbestos reserves” below.
Asbestos reserves
The Company has written general liability, commercial multi-peril and umbrella policies under which its policyholders continue to present asbestos, environmental and other latent claims. The vast majority of these claims are presented under policies written many years ago. There are significant uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. Reserves for these exposures cannot be estimated solely with the traditional loss reserving techniques described above, which rely on historical accident year development factors and take into consideration the previously mentioned variables. Among the uncertainties relating to asbestos, environmental and other latent reserves are a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.
Asbestos is the most significant and difficult mass tort for the insurance industry in terms of claim volume and dollar exposure. The litigation environment has become increasingly adverse. Plaintiffs, including individuals that do not appear to be impaired by asbestos exposure, often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. Many of the lawsuits are filed in a small number of plaintiff-oriented jurisdictions, where significant verdicts historically have been rendered against commercial defendants. Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. In 2005 and 2004, insurers, including Crum & Forster, generally experienced either flat or slightly decreased frequency in numbers of newly reported asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. It is generally expected throughout the industry that this trend will continue. Management believes that the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries for asbestos claims, from both a coverage and liability perspective. Even when these claims are resolved without loss payment, as a large portion of them are, significant costs are incurred to defend the claims. Generally, only policies underwritten prior to 1986 have potential asbestos exposure since most policies underwritten after that date contain an absolute asbestos exclusion.

Bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. To date, this continued flow of claims has forced at least 72 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional policyholders may become targets in the future and in predicting the total number of asbestos claimants.
Early asbestos claims focused on manufacturers and distributors of asbestos-containing products. Thus, the claims at issue largely arose out of the products hazard and typically fell within the policies’ aggregate limits of liability. Increasingly, policyholders have been asserting that their asbestos claims are not subject to these aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, potentially creating even greater exposure for primary insurers. Generally, policyholders who assert these positions are installers of asbestos products or property owners who allegedly had asbestos on their property. In addition, in an effort to seek additional insurance coverage, some policyholders that have eroded their aggregate limits are submitting new asbestos claims as “non-product” claims or attempting to reclassify previously resolved claims as non-product claims. Unlike product exposures, these non-product exposures are argued not to be subject to aggregate limits, creating potentially greater exposure. The extent to which policyholders will be successful in obtaining coverage on this basis is uncertain and court decisions have been inconsistent to date. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate policy limits.
The Company’s asbestos exposure is related mostly to policyholders that are peripheral defendants, including a mix of manufacturers, distributors and installers of asbestos-containing products, as well as premises owners. For the most part, these policyholders are defendants on a regional, rather than a nationwide, basis. As the financial assets and insurance recoveries of traditional asbestos defendants have been depleted, plaintiffs are increasingly focusing on these peripheral defendants.
As discussed in more detail in the following paragraphs, the Company increased its reserves for asbestos liabilities significantly in each of 2005, 2004 and 2003. Asbestos liabilities are uniquely difficult to estimate due to both industry-wide issues and Company-specific factors. Industry-wide trends and factors have generally been adverse to insurance companies and include complex coverage issues, expansive judicial interpretation, lack of historical data, long reporting delays, substantial defense costs, increases in claims by unimpaired plaintiffs, venue shopping, bankruptcies of traditional defendants and targeting of peripheral defendants whose exposures may not be subject to aggregate policy limits. In developing its asbestos reserve estimates, the Company gives consideration to the current state of industry trends and factors, particularly those that most directly affect its policyholder universe such as the targeting of smaller, peripheral defendants. However, changes in these trends or the emergence of new trends or factors may not be reasonably foreseeable or their effects may not be reliably quantifiable as of the date of the Company’s estimate. Further, while industry trends have an effect on the Company, increases in the Company’s asbestos reserve estimates are most directly and significantly affected by changes in the state of asbestos claims against Crum & Forster’s specific policyholders. A comparatively small number of policyholders account for a substantial share of the Company’s asbestos claim payout activity in any given period and of the asbestos net unpaid losses and ALAE reserves at each balance sheet date. Changes in the conditions of specific policyholders, such as being targeted by plaintiffs in a state or states from which claims had not been previously filed or expected, adverse court decisions regarding coverage or defense obligations, the discovery (or allegation) of the existence of additional policies issued by the Company, the inability of another of the policyholder’s insurers to discharge its policy obligations, thereby increasing the obligations of the remaining insurers, can have a material impact on the previous estimate of the potential liability associated with that policyholder. These changes may not have been foreseeable or lacked sufficient credibility, even if foreseeable, as of the date of the Company’s previous estimate.
In 2005, the Company increased asbestos reserves by $31.6 million, or approximately 8% of net unpaid asbestos losses and ALAE at December 31, 2004. A change in the reserve estimate for one policyholder represented over 90% of such increase. The increase for this policyholder is attributable to an unexpected adverse court decision. The asbestos, environmental and other latent reserve range comprises approximately 33% of the Company’s total range of reserves before corporate aggregate reinsurance at December 31, 2005, while comprising only approximately 19% of the Company’s total carried reserves of $2.5 billion before corporate aggregate reinsurance at such date. The aforementioned policyholder comprises approximately 4% of the asbestos, environmental and other latent reserve range and 1% of the total reserve range at December 31, 2005. For additional information on the Company’s range of reserves for each line of business, see “Item 1. Business—Reserves.”
In 2004, the Company increased asbestos reserves by $90.5 million, or approximately 25% of net unpaid asbestos losses and ALAE at December 31, 2003. Changes in the reserve estimates for eight policyholders represented over 80% of such increase. While the Company experienced some increase in the number of claims for known policyholders, an increase in average severity of claim payments and a corresponding increase in defense costs was the principal reason for the asbestos reserve strengthening. Some of the increase was attributable to rising asbestos-related bankruptcies in 2000 through 2002. Solvent defendants in many jurisdictions were left to pay some or all of the portion of the judgments or settlements that should have been paid by the bankrupt defendants. The large unexpected number of bankruptcies filed from 2000 to 2002 resulted in the claim severity increasing beginning in 2003 and continuing through 2004, outside of any known historical trend. In addition, the Company also received multiple allegations of reclassification of products claims (that are subject to an aggregate limit) as premises/operations claims (that are not subject to an aggregate limit).
During 2003, the Company increased asbestos reserves by $149.8 million, or approximately 57% of net unpaid asbestos losses and ALAE at December 31, 2002. Changes in the reserve estimates for 19 policyholders represented approximately 80% of such increase. This increase was largely due to a significant increase in the number of new policyholders presenting claims for asbestos exposures. The policyholders presenting claims for the first time were largely the peripheral defendants described above. In addition, the Company’s policyholder with the largest estimated liabilities had begun to be targeted by plaintiffs in three states where the policyholder had not previously had a material number of claims. Other policyholders also saw an increase in the number of claimants in part in response to legislative reform described above.

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
There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. Currently, approximately 1,240 cleanup sites are included in the EPA’s National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the policyholders themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.
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
Other latent reserves
In addition to asbestos and environmental pollution, the Company faces exposure to other types of latent mass tort claims. These other latent claims include those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress, paint and mold.
Summary
Due to the inherent uncertainties in estimating reserves for unpaid losses and LAE described above, and to the potential impact of recent trends, the ultimate liability for the Company’s loss and LAE reserves, and, in particular, its asbestos, environmental and other latent claims reserves, may vary substantially from the amounts currently reserved.
For additional discussion on the Company’s reserves, see “Item 1. Business—Reserves” and Notes 4 and 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Other than temporary declines in value of investments
Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time, which in the case of fixed income securities, may mean until maturity, is outweighed by evidence to the contrary. Management also considers its ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if it is probable that the Company will be unable to collect all amounts due under the terms of the securities. Recognition of impairment losses for declines in the value of fixed income and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, the impact of issuer-specific events, current and expected future market and economic conditions, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessment of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment regarding these risks and uncertainties are involved in determining if a decline is other than temporary.
At December 31, 2005, the Company had unrealized losses of $108.9 million in investments in available-for-sale fixed income and equity securities of which $61.6 million was associated with fixed income securities issued by the U.S. government and its agencies and authorities. Of the remaining unrealized losses, $24.5 million was attributable to corporate fixed income securities and $22.8 million related to equity securities. The corporate fixed income securities unrealized loss related to nine securities of four issuers, of which $10.3 million was in an unrealized loss position for greater than 12 consecutive months, and the equity securities unrealized loss related to eight securities, almost all of which were in an unrealized loss position for less than 12 consecutive months. One of the aforementioned equity securities had a cost of $133.2 million and accounted for $13.9 million of the unrealized losses on equity securities. The factors that management considered for this security, issued by a pharmaceutical company, included the Company’s ability and intent to hold the security until a recovery in value, the duration and severity of the impairment, the issuer’s financial strength, other issuer-specific matters including product pipeline, patent expirations, litigation exposure and business conditions affecting the issuer.
For the years ended December 31, 2005 and 2003, charges for other than temporary impairments amounted to $3.9 million and $13.8 million, respectively, relating to one security for each year. There were no other than temporary impairments recorded for the year ended December 31, 2004. There have been no revisions to the amount of impairments recorded on these securities and the securities are carried at amounts that approximate post-impairment cost.
Management’s evaluation of other than temporary losses is particularly sensitive to assumptions it makes relative to forecasts of an issuer’s financial performance and near term prospects such as earnings trends, dividends, analysts forecasts and collateral supporting fixed income securities. Although management is unable to quantify the likelihood of changes to these assumptions that may occur in the future, any change in assumptions could result in recognition of impairments in the future in an amount potentially greater than the unrealized losses on the securities at December 31, 2005.
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
At December 31, 2005 and 2004, reinsurance recoverable was $2,110.1 million and $1,804.8 million, net of reserves for uncollectible reinsurance of $34.4 million and $40.9 million, respectively. Bad debt expense for the years ended December 31, 2005, 2004 and 2003 related to uncollectible reinsurance was $7.2 million, $5 million and $5.3 million, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations. At December 31, 2005, the five largest gross reinsurance recoverable balances aggregated $1,170.9 million, or 55.5% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $451.2 million. The largest unsecured balance at December 31, 2005 was $183.1 million, due from an unaffiliated company rated A+ by A.M. Best.

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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including deferred gain on retroactive reinsurance, loss reserve discounting, net operating losses and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income. The Company’s current projections of future taxable income are based on assumptions of modest business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Since 2002, the Company’s operating subsidiaries have recorded positive taxable income of $736.2 million that included capital gains and other investment income during that period of approximately $1 billion. This taxable income was sufficient to absorb the Company’s operating company net operating loss carryovers of $228.9 million arising prior to 2002. The current net operating losses of $128.4 million relate primarily to the Company’s debt. Under tax planning strategies allowed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 the Company may elect to file a consolidated tax return for tax sharing purposes. Should such an election be made, the Company projects that these net operating losses can be fully utilized against the operating companies’ income, based on the assumptions discussed above.
At December 31, 2005, there are no valuation allowances against the Company’s deferred tax assets of $235.3 million. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change. Realization of the deferred tax asset under SFAS No. 109 ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, persistent underwriting losses resulting from significant events such as severe natural disasters, large settlements for asbestos or environmental claims or materially lower investment results. While underwriting losses reduced taxable income in years 2002 through 2005, sufficient taxable income was generated during this period through capital gains and other investment income to enable the Company to realize deferred tax benefits of $118.7 million, thereby reducing net deferred tax assets from $293.9 million at December 31, 2001 to $175.2 million at December 31, 2005.
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
Based on the experience and underwriting expertise of management, the Company seeks to write new lines of business and expand existing classes of business based on market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted policyholder groups and underwrites specific types of coverage for markets that are generally underserved by the industry.
The profitability of property and casualty insurance companies is primarily determined by their underwriting results and investment performance. Underwriting results are the net result of a company’s premiums earned and amounts paid, or expected to be paid, to settle insured claims and policy acquisition costs and other underwriting expenses. The insurance business is unique in that premiums charged for insurance coverage are set without certainty of the ultimate claim costs to be incurred on a given policy. This requires that liabilities be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, there can be no assurance that actual liabilities will not exceed recorded amounts or premiums received. The ultimate adequacy of premium rates is affected mainly by the severity and frequency of claims, which are influenced by many factors, including natural and man-made disasters, regulatory measures and court decisions that define and expand the extent of coverage. Insurance premium rates are also influenced by available insurance capacity or the industry’s willingness to deploy capital to cover each insurable risk.

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
Management monitors the contribution to earnings of underwriting operations and investment results separately. The ability to achieve underwriting profitability on a consistent basis is the core competency of a property and casualty insurance company, demonstrating discipline, individual risk selection and pricing skills, and effective risk management on a portfolio basis. The underwriting functions of the Company are managed separately from the investment operations. Accordingly, in assessing the Company’s results of operations, management evaluates underwriting results separately from investment performance.
With respect to the Company’s underwriting operations, management monitors key indicators of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further monitors growth in its gross premiums written in terms of its rate of retention of existing policyholders, increases or decreases in the pricing of renewed policies and the growth in new business premiums. Underwriting profitability is measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned less losses and LAE, policy acquisition costs and other underwriting expenses. The combined ratio expresses underwriting results as a percentage of premiums earned and generally comprises two components: the loss ratio, which is the percentage of losses and LAE to premiums earned, and the expense ratio, which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.
Underwriting profit or loss expressed in dollars is considered a non-GAAP financial measure. The table at the beginning of the Results of Operations section that follows presents the separate contribution of underwriting and investment operations to income before income taxes on a GAAP basis. An understanding of a property and casualty insurance company’s financial condition, results of operations and profit and growth prospects begins with an assessment of the entity’s ability to underwrite effectively. Underwriting is the core business of such companies; investment operations are a separate function. Management monitors the Company’s consolidated results on this basis and likewise reports such results to its board of directors. Rating agencies and securities analysts also focus separately on underwriting and investment results. In annual and quarterly statements to state insurance regulators prepared in accordance with SAP, underwriting profit or loss is presented separately from investment results. Underwriting profit or loss, together with the related combined ratio, are widely followed measures in the property and casualty insurance industry.
Investment results are generally measured in terms of total return on assets under management. Growth in the Company’s cash and invested assets is also a key measure of investment performance.
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. Commencing in mid-2000 through mid-2003, insurers generally achieved significant rate increases and improved terms and conditions. In 2003, however, market capacity expanded, particularly for property risks. In the fourth quarter of 2003 and through 2004 and 2005, property risks were generally written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005.
Market competition intensified throughout 2004, particularly in the third and fourth quarters, and this trend has continued through 2005. Renewal pricing in the Company’s casualty lines decreased by approximately 4% in 2005 and renewal pricing in the Company’s property lines declined by approximately 7% in 2005. The Company’s overall renewal retention rate has declined from approximately 65% in 2004 to 61% in 2005. The casualty renewal retention rate declined by approximately two percentage points and the property renewal retention rate declined by approximately six percentage points in 2005. New business in 2005 declined by approximately 9%, with a more significant decrease in the casualty lines of business and a more modest decrease for property lines. In the southeast United States, catastrophe-exposed property risks are generally seeing significant price increases in the aftermath of severe 2005 hurricane activities; however, intense competition continues in other regions and lines of business.

Results of Operations
The Company’s results of operations are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Gross premiums written	$1,097.8	$1,139.0	$1,104.2

Net premiums written	$869.0	$918.3	$890.8

Premiums earned	$894.2	$907.7	$768.9
Losses and LAE	615.5	761.5	652.3
Underwriting expenses	254.5	253.0	225.3

Underwriting profit (loss)	24.2	(106.8)	(108.7)
Investment income and realized investment gains and losses[1]	215.3	164.6	338.1
Interest and other expense	35.5	41.6	24.6

Income before income taxes and equity in earnings of investees	204.0	16.2	204.8
Income tax expense	65.3	4.5	70.6

Income before equity in earnings of investees	138.7	11.7	134.2
Equity in earnings of investees, net of tax	17.2	12.5	1.5

Net income	$155.9	$24.2	$135.7

Combined ratio	97.3%	111.8%	114.1%

[1]	Includes $40.7 million of gains in 2003 from the sale of Hub International Limited securities to an affiliate.
Net income was $155.9 million in 2005 as compared to $24.2 million in 2004. The increase in net income in 2005 is primarily due to better underwriting results and higher investment income. Favorable development of prior years’ losses and LAE in 2005 amounted to $68.6 million compared to adverse development of $69.3 million in 2004 and included adverse development of latent reserves of $44.6 million and $100.5 million in 2005 and 2004, respectively.
Net income declined to $24.2 million in 2004 from $135.7 million in 2003, primarily due to lower investment results. Underwriting results for 2004, compared to 2003, were marked by higher catastrophe losses offset by decreased adverse development of prior years’ losses and LAE. Catastrophe losses were higher in 2004 than in 2003, principally due to approximately $96 million of losses, including reinstatement premiums of $13 million, associated with four hurricanes in Florida in the third quarter. Adverse development of prior years’ losses and LAE in 2004 amounted to $69.3 million as compared to $118 million in 2003 and included adverse development of latent reserves of $100.5 million and $153.6 million in 2004 and 2003, respectively.
For further discussion of loss development in each year, see “Results of Operations—Losses and loss adjustment expenses”. For further discussion of investment results, see “—Results of Operations —Investment results”, “—Liquidity and Capital Resources” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Underwriting results
Gross premiums written
Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
			2005		2004
			Increase/		Increase/
(dollars in millions)	2005	2004	(Decrease)	2003	(Decrease)
Workers’ compensation	$275.3	$311.3	$(36.0)	$288.0	$23.3
General liability	262.8	252.8	10.0	254.9	(2.1)
Commercial automobile	192.6	190.1	2.5	168.6	21.5
Property	296.9	299.1	(2.2)	319.2	(20.1)
Commercial multi-peril	51.0	52.1	(1.1)	42.9	9.2
Surety	19.2	33.6	(14.4)	30.6	3.0

Total gross premiums written	$1,097.8	$1,139.0	$(41.2)	$1,104.2	$34.8

For the year ended December 31, 2005, the Company reported gross premiums written of $1,097.8 million, representing a decrease of $41.2 million, or 3.6%, over the year ended December 31, 2004. This decline was primarily due to a reduction in renewal retention rates from approximately 65% in 2004 to 61% in 2005, modest price decreases on renewal policies of approximately 5% and a reduction in new business of approximately 9%. The reduction in new business is largely attributable to a significant decrease in the casualty lines of business, with a more modest decrease for property lines. As the market continues to soften and competitors are focused on production growth, new business growth and the retention of existing accounts has become very challenging.
For the year ended December 31, 2004, the Company reported gross premiums written of $1,139 million, representing an increase of $34.8 million, or 3.2%, over the year ended December 31, 2003. The growth in gross premiums written was primarily due to an increase in the renewal retention rate from approximately 60% in 2003 to approximately 65% in 2004, partially offset by a decrease in new business of approximately 22%. Renewal retention rates increased despite the softening market, particularly in the property lines, as a result of the maturing of the Company’s book of business. New business declined as the market softened and competition for new business, particularly from higher rated companies, intensified. Overall, pricing remained relatively stable in 2004.
Casualty gross premiums written
For the year ended December 31, 2005, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, decreased by $23.5 million, or 3.1%, as compared to the year ended December 31, 2004. The decrease was due to a reduction in renewal retention rates, price decreases on renewal polices and a reduction in new business. The casualty market has seen a noticeable acceleration of softening market conditions in 2005 which adversely affected both renewal retention rates and new business production in the year.
For the year ended December 31, 2004, gross premiums written in casualty lines increased by $42.7 million, or 6%, as compared to the year ended December 31, 2003. This increase was primarily due to modest increases in pricing on renewal policies and in the renewal retention rate, partially offset by a reduction in new business. The renewal retention rate was negatively affected by increased competition and the discontinuance of certain business programs accounting for approximately $17.7 million of gross premiums written in 2003.
California workers’ compensation gross premiums written totaled $136.6 million, $156.1 million and $147 million in 2005, 2004 and 2003, respectively.
Property gross premiums written
For the year ended December 31, 2005, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, decreased by $17.7 million, or 4.6%, as compared to the year ended December 31, 2004. This decrease was primarily due to a reduction in renewal retention rates and price decreases on renewal policies, and a reduction in new business. During 2005, property premiums were adversely affected by a reduction in the surety line of business as a result of a decision by management to restrict writings of contract surety business in response to a greater than expected emergence of surety claims.

Property production has also been affected in 2005 by softening market conditions, characterized by increased capacity in the marketplace and decreasing rates. Following hurricanes Katrina, Rita and Wilma, property premium rates increased, often substantially, in hurricane prone regions and stabilized or declined at a lower rate elsewhere in the country.
For the year ended December 31, 2004, gross premiums written in property lines decreased by $7.9 million, or 2%, as compared to the year ended December 31, 2003. This decrease was primarily due to reductions in new business and price decreases on renewal policies, partially offset by an increase in the renewal retention rate.
Net premiums written
Net premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2005		2004		2003
(dollars in millions)	$	%[1]	$	%[1]	$	%[1]
Workers’ compensation	$266.7	96.9%	$288.7	92.7%	$267.6	92.9%
General liability	208.6	79.4%	198.6	78.6%	191.6	75.2%
Commercial automobile	189.0	98.1%	182.7	96.1%	155.1	92.0%
Property	145.8	49.1%	184.3	61.6%	223.0	69.9%
Commercial multi-peril	45.7	89.6%	47.1	90.4%	33.5	78.1%
Surety	13.2	68.6%	24.5	72.9%	20.1	65.7%

Total before corporate aggregate reinsurance premiums	869.0	79.2%	925.9	81.3%	890.9	80.7%
Corporate aggregate reinsurance premiums	—		(7.6)		(0.1)

Total net premiums written	$869.0	79.2%	$918.3	80.6%	$890.8	80.7%

[1]	Percentage represents the percentage of net premiums written to gross premiums written.
For the year ended December 31, 2005, net premiums written decreased by $49.3 million, or 5.4%, as compared to the year ended December 31, 2004. The decrease was generally in line with gross premiums written after giving effect to reinsurance reinstatement premiums associated with catastrophe losses in both years and aggregate reinsurance premiums in 2004.
For the year ended December 31, 2004, net premiums written increased by $27.5 million, or 3.1%, as compared to the year ended December 31, 2003, which was in line with the growth in gross premiums written.
Premiums earned
Premiums earned by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Workers’ compensation	$285.8	$285.6	$211.0
General liability	203.7	202.2	165.2
Commercial automobile	186.6	175.6	132.3
Property	151.6	187.2	209.1
Commercial multi-peril	45.6	42.8	33.1
Surety	20.9	21.9	18.3

Total before corporate aggregate reinsurance premiums	894.2	915.3	769.0
Corporate aggregate reinsurance premiums	—	(7.6)	(0.1)

Total premiums earned	$894.2	$907.7	$768.9

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the year ended December 31, 2005, premiums earned decreased by $13.5 million, or 1.5%, as compared to the year ended December 31, 2004.

The lower decrease in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the decrease in premiums written in the latter part of 2005.
For the year ended December 31, 2004, premiums earned increased by $138.8 million, or 18.1%, as compared to the year ended December 31, 2003. The larger increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increased premiums written in the latter part of 2003.
Losses and loss adjustment expenses
The Company’s incurred losses and LAE are summarized as follows:

	Years Ended December 31,
	2005		2004		2003
(dollars in millions)	Losses	Ratio	Losses	Ratio	Losses	Ratio
Accident year, as reported	$684.1	76.5%	$692.2	75.7%	$534.3	69.5%

(Favorable) adverse development of prior years’ losses and LAE before impact of corporate aggregate reinsurance:
Accident year 2004	(59.2)		—		—
Accident year 2003	5.6		(37.5)		—
Accident year 2002	4.5		(1.7)		(34.9)
Accident year 2001	2.4		(1.8)		56.8
Accident year 2000	(16.1)		32.4		2.4
Accident year 1999 and prior	2.3		106.2		107.9

Total (favorable) adverse development	(60.5)	(6.8)	97.6	10.7	132.2	17.2

Impact of corporate aggregate reinsurance:
Amortization of deferred gain	(8.1)		(18.3)		(13.1)
Cessions to prospective reinsurance contracts	—		(10.0)		(1.1)

Total impact of corporate aggregate reinsurance	(8.1)	(0.9)	(28.3)	(2.5)	(14.2)	(1.9)

Incurred losses and LAE	$615.5	68.8%	$761.5	83.9%	$652.3	84.8%

The Company’s losses and LAE reflect the effect of corporate aggregate reinsurance, including the amortization of deferred gain on retroactive reinsurance and cessions to prospective reinsurance contracts. For further discussion of the accounting for reinsurance coverage and the amortization of deferred income on retroactive reinsurance, see “Item 1. Business—Reinsurance” and Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
In 2005, the Company recognized net favorable prior year loss development of $60.5 million (6.8 loss ratio points) prior to amortization of deferred gains on retroactive reinsurance. The net favorable development was comprised of three principal components: (1) adverse development of asbestos, environmental and other latent liabilities of $44.6 million, primarily due to an unexpected adverse court decision related to one asbestos policyholder and largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (2) $24.7 million of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (3) net favorable development of the Company’s remaining property and casualty reserves of $97.5 million, arising from accident years 1999 through 2004. Of the $97.5 million cited in (3) above, approximately 60% emanated from property and commercial multi-peril business and the balance from casualty business. Most of the property and commercial multi-peril development related to accident year 2004. The casualty lines generally developed favorably across all accident years in the 1999 through 2004 period with the exception of accident years 2001 and 2003 for general liability and accident year 2002 for worker’s compensation.

The adverse development before corporate aggregate reinsurance in calendar year 2004 of $97.6 million (10.7 loss ratio points) was primarily due to deficiencies in asbestos reserves of $90.5 million, principally recorded in the fourth quarter following the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of such reserves. The asbestos reserve increase was driven mainly by an increase in the average severity of claims for known policyholders and allegations of reclassification of products claims (that are subject to an aggregate limit) as premises/operations claims (that are not subject to an aggregate limit). Additionally, environmental reserves were strengthened by $10 million in the fourth quarter of 2004. The Company also recognized favorable development of $37.5 million for accident years 2003, primarily in property and workers’ compensation and $30.7 million in 1998 and prior, principally in non-latent general liability. This was largely offset by unfavorable non-latent development of $68.8 million for accident years 1999 and 2000, principally in the workers’ compensation and general liability lines.
The adverse development before corporate aggregate reinsurance in calendar year 2003 of $132.2 million (17.2 loss ratio points) was primarily due to strengthening of asbestos reserves. Based on its internal actuarial reserve review, the Company strengthened its asbestos, environmental and other latent reserves by $153.6 million, of which asbestos liabilities accounted for $149.8 million, largely due to a significant increase in the number of new policyholders presenting claims for asbestos exposures. These reserve increases were partially offset by favorable non-latent development of $53.1 million in accident years 1998 and prior and $34.9 million in accident year 2002, primarily in the workers’ compensation and commercial automobile lines. Adverse development of $56.8 million was also recognized for accident year 2001 in all liability lines.
Loss cessions to prospective corporate aggregate reinsurance in 2003 of $1.1 million includes the benefit of cessions to the accident year 2001 portion of the accident year 2000 through 2002 treaty with nSpire, a Fairfax affiliate, of $55.1 million, partially offset by charges of $54 million associated with the commutation of two prospective corporate aggregate reinsurance contracts. The commutation charge of $54 million included $27.2 million arising from the commutation of the accident year 2001 portion of the accident year 2000 through 2002 treaty with nSpire and $26.8 million related to commutation of a contract with an unrelated party covering accident years 1992 and prior.
Accident year loss and LAE ratios, as estimated at December 31, 2005 by line of business, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are summarized as follows:

	Accident Years Ended December 31,
	2005	2004	2003
Workers’ compensation	73.8%	67.2%	70.3%
General liability	69.0%	68.5%	80.9%
Commercial automobile	63.6%	61.7%	65.1%
Property	112.7%	79.5%	46.1%
Commercial multi-peril	59.2%	50.7%	68.3%
Surety	76.2%	112.3%	84.5%
Accident year loss and LAE ratio	76.5%	69.3%	65.3%
The accident year loss and LAE ratio increased from 65.3% for accident year 2003 to 76.5% for accident year 2005. This increase primarily reflects the effects of the 2005 hurricanes, including reinsurance reinstatement premiums of $39.3 million. Catastrophes added 10.2, 9.8 and 4.3 points to the Company’s accident year loss and LAE ratio in 2005, 2004 and 2003, respectively, and added approximately 57.1, 44.7 and 15.9 points to the property accident year loss and LAE ratios, respectively. The accident year loss and LAE ratios represent management’s estimate, at December 31, 2005, of the ultimate cost, expressed as a percentage of net premiums earned for each respective year, of covered claims or events, including settlement costs. For casualty lines of business in particular, where the “tail”, or period from the occurrence of the claim to final settlement, may span several years, the estimates are based on a number of assumptions and, accordingly, are subject to significant variability. See “Results of Operations—Losses and loss adjustment expenses”.
The workers’ compensation loss ratio decrease from accident year 2003 to 2004 and subsequent increase to accident year 2005 included the favorable impact of substantial price increases in 2003 and reflect the effects of price softening in 2005. The Company has expanded its workers’ compensation writings in California since 2000 and monitors the price adequacy of the business. Management believes that this business is currently still profitable.
The property loss ratio increase of approximately 66.6 percentage points from accident year 2003 to 2005 reflects higher catastrophe losses in 2004 and 2005, higher reinstatement premium costs for catastrophe reinsurance, and reductions in pricing through 2004 and most of 2005. The 2003 accident year general liability loss ratio of 80.9% is a result of large loss activity; accident years 2004 and 2005 are emerging as expected. The Company’s estimate of surety accident year loss ratios has deteriorated significantly as a result of adverse surety claims emergence, particularly for accident year 2004.

In 2005, the Company began to significantly restrict the writing of contract surety business. New contract bonds for existing contractors are written only in very rare circumstances and new contractors are no longer accepted.
Underwriting expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. The Company’s underwriting expense ratio was 28.5%, 27.9% and 29.3% for the years ended December 31, 2005, 2004 and 2003, respectively. The policy acquisition ratio and the other underwriting expense ratio components of the underwriting expense ratio follow:

	Years Ended December 31,
	2005	2004	2003
Policy acquisition ratio	14.1%	13.6%	12.8%
Other underwriting expense ratio	14.4	14.3	16.5

Underwriting expense ratio	28.5%	27.9%	29.3%

The Company’s policy acquisition expense ratio increased to 14.1% in 2005 from 13.6% in 2004, primarily due to higher reinsurance reinstatement premiums associated with catastrophe losses. The policy acquisition expense ratio increased to 13.6% in 2004 from 12.8% in 2003, primarily due to reinstatement premiums associated with catastrophe losses and lower amounts of ceding commissions paid by reinsurers in 2004.
The Company’s other underwriting expense ratio increased slightly in 2005, to 14.4% in 2005 from 14.3% in 2004. In 2005, excluding reinsurance reinstatement premiums associated with catastrophe losses, the other underwriting expense ratio would have decreased to 13.8%. The other underwriting expense ratio decreased to 14.3% in 2004 from 16.5% in 2003, primarily reflecting premium growth rates in excess of expense growth rates.
Investment results
Information on the Company’s investment results is summarized as follows:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Average investments, including cash and cash equivalents, at book value	$3,135.0	$3,101.1	$2,667.1

Investment income	$131.1	$85.1	$69.9
Realized investment gains	84.2	79.5	268.2
Pre-tax equity in earnings of investees	26.5	19.2	2.4
Change in unrealized investment gains and losses and foreign currency translation	(3.7)	19.0	25.7

Total return on investments	$238.1	$202.8	$366.2

Gross investment yield[1]	6.3%	4.7%	3.7%
Net investment yield[1]	5.0%	3.4%	2.7%
Total return on investments	7.6%	6.5%	13.7%

[1]	Including pre-tax equity in earnings of investees.
The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. Total rate of return on investments was 7.6%, 6.5% and 13.7% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the Company’s total return on investments in 2005 as compared to 2004 was primarily due to higher investment income as discussed below. The decrease in the Company’s total return on investments in 2004 as compared to 2003 was the result of the significant rally in U.S. Treasury bonds in 2003, compared to a moderate weakening of the bond market in 2004. The following paragraphs discuss each component of the total return on investments.

Investment income was $131.1 million, $85.1 million and $69.9 million in 2005, 2004 and 2003, respectively. In 2005, the increase in investment income of $46 million, or 54.1%, was the result of higher earnings from HWIC Asia Fund, an affiliated investment, of $9.8 million, an increase in interest income from fixed income securities of $9.6 million due primarily to higher amounts of fixed income securities, an increase in dividend income of $9.1 million, including a special dividend on one of the Company’s equity securities and an increase in interest income on cash collateral pledged for short-sale obligations of $8.6 million. In 2004, the increase in investment income of $15.2 million, or 21.7%, was primarily due to the reinvestment of cash balances into longer-duration fixed income securities in mid-first quarter 2004 as well as higher earnings from equity method investees, partially offset by interest charges relating to higher funds held under reinsurance contracts. The proceeds from realized investment gains of $268.2 million in 2003 were held in low-yielding short-term investments, pending long-term reinvestment, which occurred in 2004. The net investment yield over the three-year period was also affected by interest charged on funds held from reinsurers under reinsurance contracts. Funds held from reinsurers on reinsurance contracts increased as the result of additional losses ceded under such contracts during 2004. For further discussion of investment income, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Realized investment gains were $84.2 million in 2005, $79.5 million in 2004 and $268.2 million in 2003. The increase in realized investment gains of $4.7 million in 2005 is principally the result of gains in U.S. Treasury securities, as well as a gain arising on the sale of one million shares of Zenith National Insurance Corp. common stock, partially offset by net realized investment losses arising from changes in the fair value of the Company’s derivatives and equity securities. Favorable conditions in the U.S. bond markets resulted in significant realized investment gains in 2003. Investment results in 2003 also benefited from $40.7 million of realized investment gains generated from the sale of Hub International Limited securities to an affiliate. For further information on this transaction, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Included in realized investment gains in 2005 and 2003 were $3.9 million and $13.8 million, respectively, of losses related to other than temporary impairments. No other than temporary impairments were recorded in 2004. Also included in realized investment gains are certain gains on sales of investments in Fairfax affiliates. For further information on realized investment gains on sales of investments in affiliates, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Pre-tax equity in earnings of investees was $26.5 million, $19.2 million and $2.4 million in 2005, 2004 and 2003, respectively. The increase in pre-tax equity in earnings of investees in 2005 as compared to 2004 and 2003 was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”), a Fairfax affiliate, which was purchased in the second quarter of 2003. Northbridge contributed $26.3 million, $18.1 million and $3.2 million to the Company’s pre-tax equity in earnings of investees in 2005, 2004 and 2003, respectively.
In 2005, the net decrease in unrealized investment gains and losses and foreign currency translation of $3.7 million was due to unrealized losses from fixed income securities offset by unrealized gains from equity securities and other invested assets. The net increase in unrealized investment gains and losses and foreign currency translation of $19.0 million in 2004 was due to unrealized gains from equity securities and other invested assets, partially offset by unrealized losses from fixed income securities.
In July 2004 and January 2005, as an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales totaling approximately $300 million of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60 million. The cost of the Options was $8.2 million. Both the obligations to purchase the SPDRs and the Options are carried at fair value in the consolidated financial statements. Changes in the fair value of the SPDRs and the Options are recorded in realized investment gains and losses and amounted to realized losses of $16.6 million and $15.2 million in 2005 and 2004, respectively. The Company also incurs investment expense in an amount equal to the dividend earnings on the SPDRs sold. Investment expense of $5.7 million and $2.5 million relating to this transaction was recorded for the years ended December 31, 2005 and 2004, respectively.
Interest and other expense
Interest and other expense was $35.5 million, $41.6 million and $24.6 million in 2005, 2004 and 2003, respectively. The decrease in interest and other expenses in 2005 compared to 2004 was primarily due to a 2004 corporate expense of approximately $3.5 million related to a retirement and consulting agreement with the former chairman of the Company’s insurance subsidiaries and general fluctuations in corporate expenses. The increase in interest and other expense in 2004 as compared to 2003 was primarily due to increased interest expense of $33.2 million in 2004 as compared $18.7 million in 2003 on the Company’s 10-3/8% senior notes, which were issued in June 2003.

Income tax expense
The effective income tax rate (including income taxes on equity in earnings of investees) was 32.4%, 31.7% and 34.5% for the years ended December 31, 2005, 2004 and 2003, respectively. The difference between the Company’s effective income tax rate and the statutory rate of 35% was primarily due to the benefit of dividends received deductions in both 2005 and 2004 and, in 2005, to the benefit of additional tax credits allocated to the Company as a result of a federal tax audit of the Company’s former parent company, Xerox Corporation. For further discussion of income taxes, see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Liquidity and Capital Resources
Holding company
As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations (approximately $31.1 million per year), to pay corporate expenses and, ultimately, to repay the $300 million aggregate principal amount of senior notes due 2013. Crum & Forster’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. For a detailed discussion of shareholder dividend regulations, see “Item 1. Business—Insurance Regulatory Matters”.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At December 31, 2005, US Fire reported statutory earned surplus of $261 million and North River reported statutory earned surplus of $32.5 million. On March 29, 2005, US Fire paid to the Company a cash shareholder dividend of $88.5 million. On April 14, 2005, North River paid to the Company a cash shareholder dividend of $4.9 million. On April 20, 2005, June 13, 2005, September 29, 2005 and December 12, 2005, the Company paid cash shareholder dividends of $22.5 million, $5 million, $40 million and $6 million, respectively, to Fairfax.
On June 5, 2003, Crum & Forster Funding Corp. issued $300 million aggregate principal amount of 10-3/8% senior notes due 2013. Crum & Forster Funding Corp. was a Delaware corporation formed by Policy Inc., an unaffiliated third party, as a special purpose entity, solely for the purpose of issuing 10-3/8% senior notes due 2013. On June 30, 2003, Crum & Forster assumed all of Crum & Forster Funding Corp.’s outstanding obligations under such notes and the indenture governing such notes. These notes, which bear interest payable semi-annually at 10-3/8%, mature on June 15, 2013. The net proceeds from the offering of approximately $291 million were used to fund an interest escrow account of approximately $63.1 million to make the first four semi-annual interest payments on the notes and to pay a dividend to Fairfax in the amount of $217.9 million, with the remainder used to pay certain financing costs. Under the terms of the Company’s senior notes, the Company has significant restrictions on the amount of new debt that may be issued.
Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40 million from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through December 31, 2005, there have been no borrowings under this agreement.
The agreements governing the bank credit facility of Fairfax contain restrictive covenants prohibiting Fairfax, with certain exceptions, from allowing Crum & Forster to borrow money, encumber its property or assets, acquire or attempt to acquire direct or indirect control of another person or asset where the acquisition is being contested or resisted, effect a reorganization, consolidation, merger, amalgamation or other business combination with any person other than a wholly-owned subsidiary of either Crum & Forster or Fairfax, dispose of property or assets other than in a bona fide disposition for fair value to an arm’s length third party or to Fairfax or one of its wholly-owned subsidiaries or enter into any agreements that limit the amount of dividends or management fees payable by the Company to Fairfax. Although Crum & Forster is not a party to the Fairfax credit facility, it is expected, and should be assumed, that Fairfax will not permit Crum & Forster to borrow additional funds unless it is permitted to do so pursuant to the Fairfax credit facility. This affects the Company’s ability to incur debt pursuant to bank loans or raise funds in the capital markets.
Cash used in financing activities, which relates principally to holding company activities, was $73.5 million and $62.5 million in 2005 and 2004, respectively. Cash used in financing activities in both years was principally dividends paid to Fairfax. Cash provided by financing activities was $0.4 million for 2003. Financing cash flows in 2003 were the result of offering costs from the issuance of the senior notes, which were not paid until 2004.

Shareholder’s equity was $961.2 million at December 31, 2005, as compared to $881.2 million at December 31, 2004. The increase was primarily the result of current year earnings, partially offset by dividends paid to Fairfax during 2005 and a decrease in net unrealized investment gains.
Insurance subsidiaries
At Crum & Forster’s insurance subsidiaries, cash provided by operating activities primarily consists of premium collections, reinsurance recoveries and investment income. Cash provided from these sources is generally used for payment of losses and LAE, policy acquisition costs, operating expenses, ceded reinsurance premiums, income taxes and shareholder dividends, when permitted. Variability in cash provided by and used in operations can occur for many reasons, including changes in gross premiums written, changes in the Company’s underwriting results, natural or man-made catastrophes, settlements of large claims including asbestos and environmental claims, commutation of reinsurance contracts and the timing of recoveries from reinsurers, particularly as related to claim payments for natural or man-made catastrophes and asbestos and environmental claims.
Gross premiums written declined by 3.6% in 2005 from 2004 following an increase of 3.2% from 2003. As the market continues to soften and competitors are focused on production, new business growth and the retention of existing accounts has become very challenging. These factors, coupled with any deterioration in the pricing environment, will affect cash flows from operations. While the Company’s accident year combined ratio (excluding hurricanes) has improved considerably in the last three years, there is no assurance that the Company will have the same experience in the future. Should the Company’s combined ratio deteriorate, cash flow from operations will be directly affected.
The particularly harsh hurricane seasons of 2005 and 2004 and latent claim payments also directly affected cash flows. In 2005, the Company reported gross and net incurred hurricane losses of $389.7 million and $96.3 million, respectively, associated with hurricanes Katrina, Rita, and Wilma. Gross and net incurred hurricane losses associated with the 2004 third quarter hurricanes were $182.5 million and $72.7 million, respectively. When these hurricanes occur, the Company is required to pay the direct losses and recover from its reinsurers any amounts covered by reinsurance contracts. The lapse of time between payments to claimants and recovery from reinsurers directly affects reported cash flows. In 2005, the Company paid $133.5 million related to the 2005 and 2004 hurricanes and recovered $40.5 million from reinsurers, while in 2004 the Company paid $40.7 million related to hurricanes and recovered $1.4 million from reinsurers. Ultimate payments and recoveries from reinsurers associated with the 2005 and 2004 hurricanes will take place over several years. There were no significant hurricane payments made in 2003. It is difficult to predict the impact of future catastrophes on the Company’s cash flows, but it is expected that they will occur in the future with similar effects on cash flows. Other claims settlements with significant reinsurance also have similar effects on the Company’s cash flows as payment of the direct loss to the claimant is generally made before any recovery from reinsurers can be made. In 2005 and 2004, the Company paid latent claims of $143.9 million and $98.6 million, respectively. Reinsurance recoverables for 2005 of $26.2 million, net of a $32.2 million claim payment which was recovered in 2005, and recoverables for 2004 of $22.2 million associated with these payments are expected to be collected over an extended period due to the complexity of the underlying claims. The Company also may periodically commute certain of its reinsurance treaties as it did in 2003. Upon commutation, the reinsurer makes a payment to the Company for the agreed upon settlement of all future contractual amounts. While these commutations improve cash flow in the year of commutation, the Company will have cash payments on the related claims as they come due in the future.
The Company’s insurance subsidiaries also maintain a substantial position in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, cash flows from operations at its insurance subsidiaries will be sufficient to meet their operating liquidity needs.
Cash provided by operating activities amounted to $25.5 million in 2005, $125.3 million in 2004 and $387.5 million in 2003. The decline in cash flows from operations in 2005 was the result of several factors including higher net paid hurricane and latent payments as discussed above, lower proceeds from reinsurance commutations of $49.6 million and lower premium collections of $35 million, partially offset by lower non-latent claim payments. The primary reasons for the decline in cash flows from operations in 2004 as compared to 2003 were $234.5 million in proceeds received in 2003 as a result of the commutation of two reinsurance treaties (an additional $39.5 million in proceeds from one such commutation was received in 2004) and, in 2004, higher net paid losses (attributable to higher net paid losses of $39.3 million on hurricanes and $15.8 million on latent claims in 2004), partially offset by growth in premium collections.
Cash used in investing activities was $135.7 million in 2005 and $1,715.5 million in 2004. The reason for the significant amount of cash used in investing activities in 2004 as compared to 2005 was primarily the result of the reinvestment of over $1 billion of cash and cash equivalents into higher yielding, longer-term investments in the first quarter of 2004.

In 2003, cash provided by investing activities was $1,484.9 million. Sales of fixed income securities generated proceeds, net of purchases, of $1,501.8 million. The proceeds from such sales were invested in low-yielding short-term investments until reinvested in the first quarter of 2004.
In 2005 and 2004, the Company pledged cash and U.S. Treasury securities as collateral for the Company’s obligation to purchase SPDRs (see “—Results of Operations —Investment results”). The fair value of such collateral was $496.9 million and $277.9 million at December 31, 2005 and 2004, respectively.
The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, was approximately $3.2 billion at December 31, 2005, 2004 and 2003. For detailed information on the Company’s investment portfolio, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At December 31, 2005 and 2004, 93.2% and 95.6% of the Company’s fixed income securities were rated investment grade, respectively. Fixed income securities and cash and cash equivalents of $323.7 million and $292.4 million were on deposit with various state regulatory authorities at December 31, 2005 and 2004, respectively, as required by insurance laws.
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
The Company’s combined policyholders’ surplus and statutory operating leverage (the ratio of statutory net premiums written to end of year surplus) are summarized below:

	Years Ended December 31,
(dollars in millions)	2005	2004	2003
Combined policyholders’ surplus	$1,314.0	$1,206.5	$1,107.4
Statutory operating leverage	0.66x	0.76x	0.80x
The Company’s combined statutory policyholders’ surplus was $1,314 million at December 31, 2005, as compared to $1,206.5 million at December 31, 2004. Statutory surplus is an important measure utilized by management, regulators and rating agencies to assess the Company’s ability to support its business operations. The increase in the Company’s combined statutory surplus in 2005 as compared to 2004 was primarily attributable to statutory net income of $151.9 million and unrealized capital gains on equity securities of $58.8 million, offset by dividends of $93.4 million paid in 2005 to the Company’s parent. Effective March 30, 2004, the State of Delaware enacted legislation to adopt certain insurance accounting standards promulgated by the NAIC. The adoption of such standards resulted in an increase in the Company’s combined statutory policyholders’ surplus of $28.1 million, principally relating to the recognition of goodwill. The Company’s ratio of statutory net premiums written to surplus, a measure of operating leverage, remained relatively stable in 2005, 2004 and 2003 and, according to data from A.M. Best, was below the property and casualty commercial lines sector ratios of 1.0x, 1.1x and 1.2x, respectively.
Contractual Obligations
Estimates of future payments pursuant to the Company’s contractual obligations at December 31, 2005 are summarized as follows:

			2007 to	2009 to	2011 and
(dollars in millions)	Total	2006	2008	2010	beyond
Unpaid losses and LAE	$3,673.0	$784.1	$950.5	$538.6	$1,399.8
Long-term debt, including interest payments	533.4	31.1	62.3	62.3	377.7
Operating leases	79.8	12.2	15.7	11.0	40.9
Short-sale obligations	329.7	329.7	0.0	0.0	0.0
Other long-term liabilities	24.0	3.7	2.1	13.3	4.9

Total contractual obligations	$4,639.9	$1,160.8	$1,030.6	$625.2	$1,823.3

Unpaid losses and loss adjustment expenses
The liability for unpaid losses and LAE includes reserves for unpaid reported losses and LAE and for IBNR losses. The amounts shown above represent management’s best estimate of the expected timing of payments for losses and LAE given information currently available. Actual results may differ significantly from these estimates. For additional information on the Company’s unpaid losses and LAE, see “Item 1. Business—Reserves”, “Item 1A. Risk Factors —The Company may incur a reduction in its net income if its reserves are insufficient” and “—Critical Accounting Policies and Estimates—Unpaid losses and loss adjustment expenses”.
Long-term debt, including interest payments
The Company has outstanding $300 million aggregate principal amount of 10-3/8% senior notes due 2013. Interest payments on such notes are approximately $31.1 million per year. For additional information on the Company’s senior notes, see Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “ –Liquidity and Capital Resources—Holding company”.
Operating leases
The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2022. The amounts above represent the minimum contractual rentals for such operating leases at December 31, 2005. For more information on the Company’s operating leases, see Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Short-sale obligations
In July 2004 and January 2005, the Company executed short-sales of SPDRs totaling approximately $300 million. The Company has no contractual timeframe within which it must purchase the SPDRs previously sold and any decision to purchase the SPDRs will be based upon economic and market conditions. For purposes of the above chart, the Company has reflected the purchase obligation in 2006. The actual purchase date may differ from this estimate. For additional information on the SPDRs transaction, see “ —Results of Operations —Investment results” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Other long-term liabilities
Included in other long-term liabilities are expected contributions to postretirement health care and life insurance benefit plans sponsored by the Company and payments under certain incentive and bonus plans.
The postretirement health care and life insurance benefit obligations represent management’s best estimate of the ultimate payments required to provide such benefits, and such payments differ from the obligation recognized on the balance sheet by approximately $.6 million. The amounts included above for such obligations represents management’s best estimate of the timing of future payments. Actual payments may differ significantly from these estimates. Although the Company provides various benefit plans, programs and arrangements to its employees, the Company has reserved the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. For more information on the Company’s post-retirement benefit plans, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
The incentive and bonus plans included herein are compensation arrangements for certain of the Company’s executives. These agreements are discussed further in “Item 11. Executive Compensation”. The amounts shown above represent management’s best estimate of the liabilities under these plans, including an estimated payment of $11.3 million in 2009, based upon the December 31, 2005 valuation of the Long Term Incentive Plan. Actual payments could be materially different from those estimates.
Regulatory Issues
For discussion of regulatory issues, see “Item 1. Business—Insurance Regulatory Matters”.
Off-Balance Sheet Arrangements
At December 31, 2005 and 2004, the Company did not have any transactions, agreements or other contractual arrangements with an unconsolidated entity that would be considered an off-balance sheet arrangement required to be disclosed pursuant to Item 303(a)(4)of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is principally exposed to three types of market risk related to investment operations. These risks are interest rate risk, equity price risk and foreign currency exchange rate risk. The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. All market sensitive instruments discussed here relate to the Company’s investment portfolio.
Computations of the prospective effects of hypothetical interest rate, equity price and foreign currency exchange rate changes shown below are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income, equity and foreign securities, and should not be relied on as indicative of future results. Certain shortcomings are inherent in the methods of analyses presented in the computations of the fair value of fixed rate instruments and in the computations of the impact of potential market movements on equity securities and foreign securities. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including, but not limited to, non-parallel shifts in the term structure of interest rates, changing individual issuer credit spreads and non-parallel movements of foreign exchange rates or equity prices.
Interest Rate Risk
At December 31, 2005, Crum & Forster’s investment portfolio included approximately $2 billion of fixed income securities that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At December 31, 2005
	Fair Value
	of Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Portfolio	$ Change	% Change
200 basis point decline	$2,593.1	$602.0	30.2%
100 basis point decline	$2,263.7	$272.6	13.7%
Base scenario	$1,991.1	$—	—%
100 basis point increase	$1,764.4	$(226.7)	(11.4)%
200 basis point increase	$1,575.1	$(416.0)	(20.9)%
At December 31, 2005 and December 31, 2004, a hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $226.7 and $211.7 million, respectively, in the value of the fixed income securities and a hypothetical 100 basis point decline in interest rates would have resulted in an increase of $272.6 million and $254.2 million respectively. The increase in the Company’s exposure to interest rates was due to an increase in the average duration of the portfolio from 10.9 years at December 31, 2004 to 12.5 years at December 31, 2005 and a slight increase in the book value of the fixed income portfolio during 2005.
Equity Price Risk
At December 31, 2005, the Company’s investment portfolio included $595.9 million of equity securities which represented approximately 18.5% of the Company’s investment portfolio, including cash and cash equivalents. Marketable equity securities are exposed to equity price risk, defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $59.6 million in the fair value of the equity portfolio at December 31, 2005. At December 31, 2004, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $44.1 million in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is primarily the result of the increase in the value of the equity portfolio from $455.2 million at December 31, 2004 to $595.9 million at December 31, 2005.
In July 2004 and January 2005, as an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales totaling approximately $300 million of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchase of the SPDRs to $60 million. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30 million decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk
Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At December 31, 2005, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $397.4 million, or 12.3%, of the Company’s total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Canadian dollar denominated and Indian Rupee denominated securities, which represented 4.2% and 4.2% of the Company’s investment portfolio, including cash and cash equivalents, respectively. The potential impact of a hypothetical 10% decline in each of the foreign currency exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $39.7 million at December 31, 2005. At December 31, 2004, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $34.9 million in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Crum & Forster Holdings Corp. and Subsidiaries:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Crum & Forster Holdings Corp., an indirect wholly-owned subsidiary of Fairfax Financial Holdings Limited, and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
March 21, 2006

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	At December 31,
	2005	2004
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,073,443 and $2,062,246 in 2005 and 2004, respectively)	$1,991,118	$2,039,846
Equity securities, at fair value (cost of $503,942 and $378,598 in 2005 and 2004, respectively)	595,944	455,153
Other invested assets	391,132	293,406

Total investments	2,978,194	2,788,405
Cash and cash equivalents	245,441	429,205
Assets pledged for short-sale obligations	496,903	277,899
Premiums receivable	245,795	263,420
Reinsurance recoverable	1,806,082	1,609,013
Reinsurance recoverable from affiliates	304,033	195,799
Prepaid reinsurance premiums	31,308	35,142
Deferred income taxes	175,207	173,957
Deferred policy acquisition costs	70,807	75,006
Other assets	129,109	183,795

Total assets	$6,482,879	$6,031,641

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,673,034	$3,370,936
Unearned premiums	499,551	528,592
Funds held under reinsurance contracts	277,868	277,296
Accounts payable and other liabilities	264,525	241,049
Deferred income on retroactive reinsurance	184,498	223,360
Short-sale obligations	329,740	217,378
Long-term debt	292,470	291,841

Total liabilities	5,521,686	5,150,452

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	53,443	55,875
Retained earnings	166,757	84,321

Total shareholder’s equity	961,193	881,189

Total liabilities and shareholder’s equity	$6,482,879	$6,031,641

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
REVENUES
Premiums earned	$894,173	$907,709	$768,872
Investment income	131,123	85,101	69,902
Realized investment gains, including $40,725 of gains in 2003 from the sale of Hub International Limited securities to an affiliate	84,187	79,537	268,160

Total revenues	1,109,483	1,072,347	1,106,934

EXPENSES
Losses and loss adjustment expenses	615,505	761,512	652,334
Policy acquisition costs	125,804	123,174	98,683
Other underwriting expenses	128,648	129,813	126,578
Interest expense	32,915	33,159	18,677
Other expense	2,548	8,456	5,870

Total expenses	905,420	1,056,114	902,142

Income before income taxes and equity in earnings of investees	204,063	16,233	204,792
Income tax expense	65,320	4,516	70,614

Income before equity in earnings of investees	138,743	11,717	134,178
Equity in earnings of investees, net of tax	17,193	12,478	1,567

NET INCOME	$155,936	$24,195	$135,745

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
COMMON STOCK
Balance, beginning and end of year	$—	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	740,993	740,993	748,735
Capital contribution	—	—	1,076
Adjustment for acquisition of affiliate’s net assets	—	—	(8,818)

Balance, end of year	740,993	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance, beginning of year	55,875	43,496	26,663
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	(3,326)	7,344	11,608
Foreign currency translation	894	5,035	5,225

Balance, end of year	53,443	55,875	43,496

RETAINED EARNINGS
Balance, beginning of year	84,321	121,626	203,766
Net income	155,936	24,195	135,745
Dividends to shareholder	(73,500)	(61,500)	(217,885)

Balance, end of year	166,757	84,321	121,626

TOTAL SHAREHOLDER’S EQUITY	$961,193	$881,189	$906,115

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
NET INCOME	$155,936	$24,195	$135,745

Change in components of other comprehensive income for the year, before tax:
Unrealized investment gains and losses	(5,116)	11,297	17,630
Foreign currency translation	1,375	7,746	8,039

Other comprehensive income for the year, before tax	(3,741)	19,043	25,669

Deferred income tax benefit (expense) for the year:
Deferred income tax benefit (expense) from unrealized investment gains and losses	1,790	(3,953)	(6,022)
Deferred income tax expense from foreign currency translation	(481)	(2,711)	(2,814)

Total deferred income tax benefit (expense) for the year	1,309	(6,664)	(8,836)

Other comprehensive income for the year, net of tax	(2,432)	12,379	16,833

COMPREHENSIVE INCOME	$153,504	$36,574	$152,578

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$155,936	$24,195	$135,745
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(4,554)	(5,143)	(21,189)
Realized investment gains	(84,187)	(79,537)	(268,160)
Earnings of equity method investees	(40,702)	(20,229)	(11,796)
Depreciation and amortization	3,460	4,649	6,412
Deferred income tax expense (benefit)	60	(17,244)	24,888
Other non-cash net income adjustments	20,161	26,274	6,541
Changes in:
Premiums receivable	16,525	11,698	(58,448)
Reinsurance recoverable	(362,654)	(53,618)	446,164
Prepaid reinsurance premiums	3,834	4,209	19,237
Deferred policy acquisition costs	4,199	(3,362)	(17,613)
Other assets	10,339	42,074	7,049
Unpaid losses and loss adjustment expenses	302,097	177,016	(55,638)
Unearned premiums	(29,041)	6,382	102,715
Accounts payable and other liabilities	29,992	7,956	71,562

Net cash from operating activities	25,465	125,320	387,469

INVESTING ACTIVITIES
Purchases of fixed income securities	(1,556,386)	(3,084,984)	(3,742,272)
Proceeds from sales of fixed income securities	1,515,176	1,412,630	5,244,052
Proceeds from maturities of fixed income securities	—	190,209	38,800
Purchases of equity securities	(240,099)	(266,904)	(192,814)
Proceeds from sales of equity securities	211,902	166,298	101,428
Purchases of other invested assets	(87,017)	(141,410)	(27,615)
Proceeds from sales of other invested assets	34,890	12,232	64,528
Proceeds from short-sale obligations	100,013	199,746	—
Cash pledged for short-sale obligations	(113,604)	(200,748)	—
Purchases of fixed assets	(604)	(2,588)	(1,240)

Net cash from investing activities	(135,729)	(1,715,519)	1,484,867

FINANCING ACTIVITIES
Dividends to shareholder	(73,500)	(61,500)	(217,885)
Deferred financing costs	—	(974)	(10,635)
Issuance of long-term debt	—	—	290,955
Interest escrow deposit	—	—	(63,115)
Capital contributions	—	—	1,076

Net cash from financing activities	(73,500)	(62,474)	396

Net change in cash and cash equivalents	(183,764)	(1,652,673)	1,872,732
Cash and cash equivalents, beginning of year	429,205	2,081,878	209,146

Cash and cash equivalents, end of year	$245,441	$429,205	$2,081,878

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,125	$31,404	$16,427

Cash paid to parent for income taxes	$77,808	$47,970	$27,506

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
1.	Organization and Basis of Presentation
Crum & Forster Holdings Corp. (the “Company” or “Crum & Forster”) is a Delaware holding company, which is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is ultimately owned by Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange and the New York Stock Exchange under the symbols “FFH.SV” and “FFH”, respectively. The Company, through its subsidiaries, offers a full range of commercial property and casualty insurance distributed through an independent producer force located across the United States.
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
Unrealized losses that are deemed other than temporary are charged to operations. The Company considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time, which in the case of fixed income securities, may mean until maturity, is outweighed by evidence to the contrary. The Company also considers its ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if it is probable that the Company will be unable to collect all amounts due under the terms of the securities. Recognition of impairment losses for declines in the value of fixed income investments and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, the impact of issuer-specific events, current and expected future market and economic conditions, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price.
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

Deferred policy acquisition costs

Certain costs that vary with and are primarily related to the acquisition of new and renewal policies, consisting of commissions and premium taxes incurred, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses on the related policies and estimated remaining costs of servicing the contracts. Realizability is determined without considering investment income.

Goodwill

Goodwill is subject to an assessment of impairment on an annual basis or more frequently under certain circumstances. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed followed by a measurement of the impairment, if any. Impairments are charged to operations in the period in which the impairment occurs. The Company’s annual impairment test in 2005 and 2004 resulted in a conclusion that no goodwill impairment has occurred. Goodwill in the amount of $7,311 is included in other assets on the consolidated balance sheets at December 31, 2005 and 2004.

Unpaid losses and loss adjustment expenses

The estimated liability for unpaid losses and loss adjustment expenses (“LAE”) includes estimates of the ultimate settlement value of reported claims, incurred but not reported claims, future expenses to be incurred in the settlement of claims and claim recoveries. These estimates are determined based on the Company’s loss experience, as well as consideration of industry experience and current trends and conditions. The estimated liability for unpaid losses and LAE is an estimate and future loss payments could differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the estimated liability for unpaid losses and LAE are reflected in income in the period in which such changes are required.

The Company maintains a reserve for uncollectible loss deductibles. This reserve includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2005 and 2004, the amount of the reserve was $8,680 and $5,738, respectively.

Reinsurance

The Company reinsures, in the ordinary course of business, certain risks with other insurance and reinsurance companies (“reinsurers”). These arrangements provide the means for greater diversification of business and serve to limit the net loss potential of unusually severe or frequent losses. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder; however, the reinsurer that accepts the risk assumes an obligation to the original insurer (“ceding insurer”). The ceding insurer retains a contingent liability with respect to reinsurance ceded to the extent that any reinsuring company might not be able, or willing, to meet its obligations. Reinsurance recoverable includes the balances due from reinsurers for paid and unpaid losses and LAE that are expected to be recovered from reinsurers. Reserves for uncollectible reinsurance are determined based upon regular reviews of the financial condition of reinsurers and assessments of other available information. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the ceded contracts.

For retroactive reinsurance contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contracts over premiums paid for such reinsurance coverage is deferred and amortized as a reduction of losses and LAE over the expected period of recovery using the interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Funds held under reinsurance contracts

Premiums withheld from reinsurers pursuant to the related reinsurance contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. Interest accrues on these funds in accordance with the contract terms and is included as a reduction of investment income on the consolidated statements of income. Interest on funds held under reinsurance contracts is charged at rates between 7% and 7.5% per annum as specified in the related reinsurance contract.

Income taxes

The Company participates in tax sharing agreements that provide for the inclusion of the Company in the consolidated federal income tax returns of Fairfax Inc. (the “Fairfax Group”), as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Subject to the tax sharing agreements discussed in this paragraph, every member of the Fairfax Group is severally liable for the federal income tax liabilities of the Fairfax Group and may be liable under similar rules for state income or franchise taxes of the entire group. Under the tax sharing agreements, Crum & Forster and its insurance subsidiaries make payments to Fairfax Inc. equal to the amounts of federal income taxes that each company would pay, subject to some adjustments, if they each had filed their own separate federal income tax returns, and their shares of any state income or franchise taxes. Although the Company does not currently offset its losses (including amounts arising from interest expense on its senior notes) or losses of one of its subsidiaries against income of another in computing the federal income tax payments to Fairfax Inc. under the tax sharing agreements, during 2005, Fairfax Inc. and the Company reaffirmed, in writing, the Company’s interpretation of the agreements that all tax elections, including the election to file a consolidated tax return, are available to the Company. Furthermore, Fairfax Inc. confirmed its commitment to stand in the place of the tax authority for purposes of determining federal income tax payments, including the requirement to honor all valid tax elections.

Deferred income taxes are provided for temporary differences between the financial statement and tax basis of assets and liabilities. Such differences relate principally to deferred income on retroactive reinsurance, unpaid losses and LAE, net operating loss carryforwards, unearned premiums, employee benefit plans, unrealized net appreciation of investments and deferred policy acquisition costs. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion of, the benefits related to deferred tax assets will not be realized.

Premiums

Insurance premiums are earned ratably over the terms of the related policies after deductions for premiums ceded to reinsurers. Unearned premium reserves are established for the unexpired portion of policy premiums. Premiums are accrued for retrospectively rated policies and on policies subject to audit based on estimates throughout the contract or policy term. The reserve for uncollectible premiums includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2005 and 2004, the reserve for uncollectible premiums was $24,437 and $23,859, respectively.

Foreign currency

Financial statements of foreign investees accounted for using the equity method are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. Under SFAS No. 52, investments in entities accounted for under the equity method are translated into U.S. dollars at the rate of exchange in effect at the date of the transaction and related equity earnings are translated at the average rate in effect during the period. At each balance sheet date, the carrying amounts are translated into U.S. dollars at the rate in effect at the balance sheet date and any translation gains or losses are recorded in other comprehensive income.

Derivatives

The Company periodically purchases certain derivative contracts for its investment portfolio consistent with its overall investment strategy. Such derivative contracts are accounted for in accordance with SFAS No. 133, “Derivatives and Hedging”, as amended, which requires derivatives to be recorded at fair value on the balance sheet. Changes in fair value are recognized in the statement of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Accumulated other comprehensive income, net of tax
Accumulated other comprehensive income includes unrealized investment gains and losses on the Company’s available-for-sale securities and foreign currency translation gains and losses arising from the translation of financial statements of equity investees denominated in foreign currencies. At December 31, 2005 and 2004, unrealized investment gains included in accumulated other comprehensive income were $42,153 and $45,479, net of tax, respectively. At December 31, 2005 and 2004, foreign currency translation gains were $11,290 and $10,396, net of tax, respectively.
3.	Investments
The aggregate carrying value of the Company’s investment portfolio was $3,223,635 and $3,217,610 at December 31, 2005 and 2004, respectively, and is comprised of available-for-sale securities, other invested assets and cash and cash equivalents.
Available-for-sale securities
Investments in available-for-sale fixed income and equity securities are summarized as follows:

	At December 31, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,757,178	$494	$61,610	$1,696,062
States, municipalities and political subdivisions	7,144	8	9	7,143
Public utilities	5,080	733	—	5,813
Other corporate fixed income securities	304,041	2,560	24,501	282,100

Total fixed income securities	2,073,443	3,795	86,120	1,991,118

Equity securities:
Common stocks	493,942	114,821	22,754	586,009
Preferred stocks	10,000	11	76	9,935

Total equity securities	503,942	114,832	22,830	595,944

Total available-for-sale securities	$2,577,385	$118,627	$108,950	$2,587,062

	At December 31, 2004
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,754,181	$7,128	$43,712	$1,717,597
States, municipalities and political subdivisions	6,448	187	—	6,635
Public utilities	5,072	749	—	5,821
Other corporate fixed income securities	296,545	17,596	4,348	309,793

Total fixed income securities	2,062,246	25,660	48,060	2,039,846

Equity securities:
Common stocks	378,598	96,013	19,458	455,153
Preferred stocks	—	—	—	—

Total equity securities	378,598	96,013	19,458	455,153

Total available-for-sale securities	$2,440,844	$121,673	$67,518	$2,494,999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The amortized cost and fair value of fixed income securities by contractual maturity are shown below. Actual maturities may differ from maturities shown below due to the existence of call features. At December 31, 2005, securities containing call features represented 3% of the total fair value of the fixed income portfolio.

	At December 31, 2005
	Amortized
	Cost	Fair Value
Due in one year or less	$63,183	$62,869
Due after one year through five years	72,821	70,480
Due after five years through ten years	65,525	50,935
Due after ten years through twenty years	383,285	380,353
Due after twenty years	1,488,629	1,426,481

Total fixed income securities	$2,073,443	$1,991,118

Certain individual available-for-sale securities had gross unrealized losses at December 31, 2005 totaling $108,950, which represented 5.3% of the cost or amortized cost of such securities in the aggregate, of which $86,120 was attributed to fixed income securities and $22,830 was attributed to equity securities. U.S. Treasury securities, the majority of which mature in 2020 or beyond, accounted for $61,610 of the gross unrealized losses in the fixed income portfolio.
The number of continuous months in which securities in an unrealized loss position had been in such position is summarized as follows:

	At December 31, 2005
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
United States government and government agencies and authorities	$1,499,226	$61,217	$11,261	$393	$1,510,487	$61,610
States, municipalities and political subdivisions	1,337	9	—	—	1,337	9
Other corporate fixed income securities	47,492	14,218	207,462	10,283	254,954	24,501

Total fixed income securities	1,548,055	75,444	218,723	10,676	1,766,778	86,120

Equity securities:
Common stocks	189,543	22,719	115	35	189,658	22,754
Preferred stocks	8,174	76	—	—	8,174	76

Total equity securities	197,717	22,795	115	35	197,832	22,830

Total	$1,745,772	$98,239	$218,838	$10,711	$1,964,610	$108,950

At December 31, 2005, the unrealized losses of corporate fixed income securities in the amount of $24,501 relate to nine securities of four issuers. One issuer operates in the telecommunications industry and its securities had gross unrealized losses totaling $17,976, representing five securities and approximately 73% of the gross unrealized losses on corporate fixed income securities. Of this amount, $15,888 related to three securities for which such loss exceeded 10% of their amortized cost at December 31, 2005. Of these three securities, unrealized losses of $2,111 were in respect of two securities that have been in an unrealized loss position for greater than twelve consecutive months. The remaining unrealized loss of $2,088 of this issuer is related to two securities that have been in an unrealized loss position for greater than twelve consecutive months at December 31, 2005, but such loss was less than 10% of their amortized cost. The issuer maintains a significant cash position to meet its obligations and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Another issuer is a special purpose trust, which contains U.S. Treasury strips and fixed income securities of the telecommunications issuer discussed above. This trust’s securities had unrealized losses totaling $6,083, or approximately 25% of the gross unrealized losses on corporate fixed income securities, which was less than 10% of their amortized cost at December 31, 2005. The underlying securities within the trust have been in an unrealized loss position for greater than twelve consecutive months at December 31, 2005. Receipt of the par value of this trust’s securities at maturity is based upon the par value of the Treasury strips and the securities are considered fully recoverable. In addition, the Company has the ability and intent to hold these securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
The remaining two issuers have aggregate unrealized losses of $442 at December 31, 2005 and have been in such position for less than six months.
The unrealized losses attributable to equity securities in the amount of $22,830 are in respect of eight securities at December 31, 2005. Approximately $19,854, or 87%, of these unrealized losses were attributable to two securities whose unrealized losses exceeded 10% of their cost. Of this amount, $13,906 was attributed to an equity security in the pharmaceutical industry, which has been in an unrealized loss position for less than twelve consecutive months at December 31, 2005. The Company’s evaluation of this issuer indicates that it has significant financial strength. Management believes that it is undervalued based upon a number of factors, including historical earnings multiples and dividend yields and trades below its intrinsic value. The Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.
The other equity security noted above operates in the property reinsurance industry and is an affiliate of the Company. The security has unrealized losses of $5,948 and has also been in an unrealized loss position for less than twelve consecutive months at December 31, 2005. Management believes that the value of this security has been affected by the 2005 catastrophe losses, particularly hurricanes Katrina, Rita and Wilma. The Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.
The remaining six equity securities have aggregate unrealized losses of $2,976 at December 31, 2005. Of this amount, $2,941 has been in an unrealized loss position for less than twelve consecutive months at December 31, 2005.
Certain individual available-for-sale securities had gross unrealized losses at December 31, 2004 totaling $67,518 of which $48,060 was attributed to fixed income securities and $19,458 was attributed to equity securities. U.S. Treasury securities, the majority of which mature in 2020 or beyond, accounted for $43,712 of the gross unrealized losses in the fixed income portfolio. The total gross unrealized losses of $67,518 represented 3.5% of the cost of such securities in the aggregate.
The number of continuous months in which securities in an unrealized loss position had been in such position is summarized as follows:

	At December 31, 2004
	Less Than 12 Months		12 Months or More		Total
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Loss	Value	Loss	Fair Value	Loss
Fixed income securities:
United States government and government agencies and authorities	$1,552,411	$43,120	$11,155	$592	$1,563,566	$43,712
Other corporate fixed income securities	204,800	4,348	—	—	204,800	4,348

Total fixed income securities	1,757,211	47,468	11,155	592	1,768,366	48,060

Equity securities:
Common stocks	87,449	19,458	—	—	87,449	19,458

Total equity securities	87,449	19,458	—	—	87,449	19,458

Total	$1,844,660	$66,926	$11,155	$592	$1,855,815	$67,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
At December 31, 2004, approximately $592, or 1.2%, of the fixed income portfolio gross unrealized losses were attributable to two securities in an unrealized loss position for greater than 12 consecutive months. One fixed income security had a gross unrealized loss totaling $1,094, which exceeded 10% of its amortized cost at December 31, 2004. No fixed income securities had unrealized losses that were both greater than 12 consecutive months and exceeded 10% of amortized cost.
At December 31, 2004, no securities in the Company’s equity portfolio had gross unrealized losses attributable to securities in an unrealized loss position for greater than 12 consecutive months. Four equity securities had gross unrealized losses totaling $19,454, which exceeded 10% of their cost at December 31, 2004. The majority of the $19,454 unrealized loss was attributable to one equity security in the pharmaceutical industry. The remaining unrealized loss of $4 was attributable to one equity security and was less than 10% of its cost at December 31, 2004.
Securities that are in a loss position are reviewed by management at least quarterly for potential impairment. Management’s review involves detailed credit analyses in the case of non-U.S. Treasury securities. While a loss position for 12 consecutive months or a 10% price decline is considered significant, upon review of securities in this category, management has concluded that such price declines are temporary market price fluctuations. Management has the ability to hold these securities until maturity or until the anticipated recovery in market value occurs.
The contractual maturity of the Company’s fixed income securities with unrealized losses is summarized as follows:

	At December 31, 2005
	Fair Value	Unrealized Loss
Due in one year or less	$59,475	$324
Due after one through five years	49,397	3,594
Due after five through ten years	50,839	14,612
Due after ten years through twenty years	196,088	3,410
Due after twenty years	1,410,979	64,180

Total fixed income securities in a loss position	$1,766,778	$86,120

Investment income
The components of investment income for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Interest on fixed income securities	$112,788	$103,162	$65,774
Dividends on equity securities	20,679	11,541	6,971
Income on other invested assets	19,681	5,507	12,241
Interest on cash and cash equivalents[1]	18,335	6,207	11,552

Gross investment income	171,483	126,417	96,538
Interest on funds held under reinsurance contracts	(19,904)	(30,501)	(18,458)
Investment expenses	(20,456)	(10,815)	(8,178)

Investment income	$131,123	$85,101	$69,902

[1]	Includes interest of $8,923 and $343 in 2005 and 2004, respectively, on cash collateral pledged for short-sale obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Income on other invested assets includes earnings of investment companies and similar equity method investees of $19,026, $5,205 and $11,229 in 2005, 2004 and 2003, respectively, and other interest income. Pre-tax earnings of other equity method investees were $26,451, $19,197 and $2,411 in 2005, 2004 and 2003, respectively. Interest on funds held under reinsurance contracts is charged at rates between 7% and 7.5% per annum, as specified in the related reinsurance contract.
Investment gains and losses
The components of realized investment gains for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	Years Ended December 31,
	2005	2004	2003
Fixed income securities:
Gains	$87,318	$57,454	$217,293
Losses	(786)	(150)	(18,626)

Net	86,532	57,304	198,667

Equity securities:
Gains	51,490	40,833	56,052
Losses	(7,039)	(684)	—

Net	44,451	40,149	56,052

Other invested assets:
Gains	3,153	3,484	16,273
Losses	(49,949)	(21,400)	(2,832)

Net	(46,796)	(17,916)	13,441

Total realized investment gains and losses:
Gains	141,961	101,771	289,618
Losses	(57,774)	(22,234)	(21,458)

Net	$84,187	$79,537	$268,160

Included in realized investment losses of other invested assets for the years ended December 31, 2005 and 2004 are net losses of $16,603 and $15,237, respectively, related to the change in fair value of short-sale obligations and related option contracts and losses of $30,245 and $3,981, respectively, related to the Company’s credit default swaps. These transactions are discussed further below. Included in realized investment losses for the years ended December 31, 2005 and 2003 are $3,889 and $13,846, respectively, related to losses on other than temporary impairments. No such impairments were recorded in the year ended December 31, 2004.
Included in realized investment gains of equity securities for the year ended December 31, 2003 is $40,725 from the exchange of Hub International Limited common stock and debentures held by the Company for approximately 7.8 million shares of the common stock of Northbridge Financial Corporation (TO:NB), a subsidiary of Fairfax, that completed an initial public offering of its common stock in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Changes in net unrealized investment gains and losses, net of transfers to realized gains and losses, and the related tax effects, are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed income securities	$(59,925)	$(38,679)	$(13,721)
Equity securities	15,447	38,688	29,552
Other invested assets	39,362	11,288	1,799

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, before income taxes	(5,116)	11,297	17,630
Deferred income tax expense	1,790	(3,953)	(6,022)

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, reflected in shareholder’s equity	$(3,326)	$7,344	$11,608

Investments in affiliates
Investments in affiliates are summarized as follows:

					Ownership Percentage at
	At December 31, 2005		At December 31, 2004		December 31, 2005
	Cost	Carrying Value	Cost	Carrying Value	Crum & Forster	Fairfax
Zenith National Insurance Corp.	$62,733	$154,994	$90,733	$161,504	9.0%	10.3%
Northbridge Financial Corporation	$75,055	$136,385	$75,055	$106,641	15.2%	59.2%
HWIC Asia Fund	$76,210	$135,297	$76,210	$92,953	16.5%	98.5%
Odyssey Re Holdings Corp – common shares	$17,824	$18,664	$17,824	$17,925	1.2%	80.1%
Advent Capital (Holdings) PLC	$19,295	$13,347	$10,973	$14,036	11.4%	46.8%
Odyssey Re Holdings Corp – preferred shares	$10,000	$9,935	$—	$—	N/A	N/A
TRG Holding Corporation	$5,025	$8,339	$5,025	$7,517	1.4%	100.0%
Dalton Greater China Fund	$7,985	$7,985	$—	$—	21.5%	53.8%
MFXchange Holdings Inc.	$3,725	$2,341	$3,725	$2,347	9.3%	100.0%
Pacific Century Fund I	$—	$—	$10,000	$10,000	—%	—%
The Company’s investments in Northbridge Financial Corporation (“Northbridge”), HWIC Asia Fund (“HWIC”), Odyssey Re Holdings Corp. (“Odyssey”) common shares, TRG Holding Corporation (“TRG”), Dalton Greater China Fund (“Dalton”), MFXchange Holdings Inc. (“MFX”) and Pacific Century Fund I (“Pacific”) are accounted for using the equity method and are included in other invested assets on the consolidated balance sheets. The fair market value of the Company’s investment in Northbridge was $232,312 and $188,962, respectively, at December 31, 2005 and 2004. The fair market value of the Company’s investment in Odyssey common shares was $20,064 and $20,168, respectively, at December 31, 2005 and 2004. Earnings from Northbridge, Odyssey common shares, TRG and MFX are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Earnings from HWIC, Dalton and Pacific are included in investment income on the consolidated statements of income. The Company’s investments in Zenith National Insurance Corp. (“Zenith”), Advent Capital (Holdings) PLC (“Advent”) and Odyssey preferred shares are carried at fair value and are included in equity securities on the consolidated balance sheets. Changes in the fair value of Zenith, Advent and Odyssey preferred shares are recorded in accumulated other comprehensive income, net of tax.
In December 2005, the Company acquired 398,837 units of Dalton, an affiliate, for consideration of $7,985.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In August 2005, the Company completed the sale of one million shares of Zenith common stock at a price of $66 per share. The Company received net proceeds of $65,997 from the transaction, resulting in a pre-tax realized gain of $37,997. Following completion of this sale, the Company continued to hold approximately 3,360,670 shares of Zenith common stock, which represented a 9% interest in Zenith. On February 7, 2006, the Company sold its remaining Zenith shares for proceeds of $169,311 and a realized gain of $106,578.
In June 2005, Advent, an affiliate of the Company, completed a public offering of its common stock. The Company purchased its pro-rata share equal to $8,321 in the offering and, accordingly, suffered no dilution of its 11.4% ownership interest. Concurrent with the offering, Advent’s common stock was listed for trading on the Alternative Investment Market of the London Stock Exchange. At December 31, 2005, the Company’s investment in Advent has a fair value of $13,347 and an unrealized loss of $5,948 as compared to a fair value of $14,036 and an unrealized gain of $3,063 at December 31, 2004.
In November 2004, the Company invested $10,000 in Pacific, a fund owned 100% by Fairfax affiliates, which invests primarily in Japanese equity securities. In January 2005, the Company invested an additional $10,000, bringing the total investment in Pacific to $20,000. Since its initial purchase, the Company increased its investment by $9 under the equity method for its share of Pacific’s income. In December 2005, the Company redeemed all of its investment in Pacific for consideration of $22,304, resulting in a realized investment gain of $2,295.
In July 2004, the Company sold 66,775 shares of Zenith common stock for total proceeds of $2,748, resulting in a realized investment gain of $1,030.
In June 2004, the Company sold two million shares of the common stock of Russel Metals, Inc., then a Fairfax affiliate, for total proceeds of $15,590, resulting in a realized investment gain of $9,930.
In December 2003, the Company redeemed approximately 1.8 million shares in HWIC at $33.50 per share or total proceeds of $59,999 and realized investment gains of $15,717. The Company reinvested $75,000 in HWIC during 2004.
Equity method investees
The Company’s investment portfolio includes investments accounted for using the equity method. These investments consist of equity interests of between 1.2% and 21.5% at December 31, 2005 with a total carrying value of $350,603 and $280,346 at December 31, 2005 and 2004, respectively, and are included in other invested assets on the consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, earnings of equity method investees were $45,477, $24,402 and $13,640, respectively. Dividends received from all equity method investees were $4,766, $4,173 and $1,844 in 2005, 2004 and 2003, respectively.
The Company’s aggregate share of its equity investees’ balance sheets is summarized as follows:

	At December 31,
	2005	2004
Cash and investments	$638,831	$503,323
Total assets	$962,537	$798,717
Total liabilities	$612,740	$518,088
Shareholders’ equity or partners’ capital[1]	$349,797	$280,629

[1]	The difference between the Company’s aggregate share of shareholders’ equity or partners’ capital and the carrying value on the consolidated balance sheets is primarily due to goodwill arising on the acquisition of the equity investees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The Company’s aggregate share of its equity investees’ statements of income is summarized as follows:

	Years Ended December, 31
	2005	2004	2003
Total revenues	$228,960	$184,662	$48,998
Total expenses	$170,143	$150,134	$33,471
Net income	$45,477	$24,402	$13,640
The Company’s most significant equity method investees are discussed below:
Northbridge Financial Corporation
The Company purchased its investment in Northbridge in May 2003 and holds a 15.2% interest at December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, pre-tax equity in earnings of Northbridge were $26,319, $18,118 and $3,180, respectively, and were included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from Northbridge were $4,205, $3,591 and $1,722 in 2005, 2004 and 2003, respectively.
HWIC Asia Fund
The Company holds a 16.5% interest in HWIC at December 31, 2005. For the years ended December 31, 2005, 2004 and 2003, pre-tax equity in earnings of HWIC were $11,996, $2,223 and $14,059, respectively, and were included in investment income on the consolidated statements of income. No dividends have been received from HWIC.
Short-sale obligations and derivatives
As an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) in July 2004 and January 2005 totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60,000. The total cost of the Options was $8,217. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. For the years ended December 31, 2005 and 2004, the change in the fair value of the SPDRs obligation amounted to a loss of $12,349 and $17,632, respectively. For the years ended December 31, 2005 and 2004, the change in the fair value of the Options amounted to a loss of $4,254 and a gain of $2,395, respectively. The net change in the fair value of the SPDRs obligation and the Options is included in realized investment gains on the consolidated statements of operations. The fair values of the SPDRs obligation and the Options at December 31, 2005 amounted to a liability of $329,740 and an asset of $6,358, as compared to a liability of $217,378 and an asset of $8,395 at December 31, 2004. The Company also incurs additional expense in an amount equal to the dividend earnings on the SPDRs sold. Dividend earnings on the SPDRs amounted to $5,692 and $2,495, for the years ended December 31, 2005 and 2004, respectively, and are included as an investment expense on the consolidated statements of income.
At December 31, 2005 and 2004, the fair value of the Company’s derivative contracts was $40,528 and $13,069, respectively, including the Options discussed above. For the years ended December 31, 2005 and 2004, the Company recorded net realized investment losses of $34,305 and $1,373, respectively, as a result of changes in the fair value of derivative contracts. The majority of the Company’s derivative contracts consist of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries and serve as economic hedges against declines in the fair value of the Company’s financial assets. At December 31, 2005 and 2004, the fair value of the Company’s credit default swaps was $33,559 and $4,224, respectively.
In December 2004, the Company entered into a four-month swap transaction whereby the Company received the total equity return on a publicly traded security in exchange for payment of a stated return tied to LIBOR. In March 2005, the Company terminated this swap transaction and recorded a net loss of $2,614, which is included in realized investment gains on the consolidated statement of income for the year ended December 31, 2005.
Regulatory and other deposits
Fixed income securities and cash and cash equivalents of $323,699 and $292,408 were on deposit with various state regulatory authorities at December 31, 2005 and 2004, respectively, as required by insurance laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In conjunction with the issuance of the Company’s $300,000 aggregate principal amount of 10-3/8% senior notes due 2013, Crum & Forster funded an interest escrow account in the amount of $63,115. Following the June 2005 semi-annual interest payment, the Company was no longer required to maintain the escrow account, in accordance with the terms of the indenture.
In connection with the SPDRs transactions described above, the Company has pledged cash and U. S. Treasury securities as collateral for the obligation to purchase the SPDRs. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets. At December 31, 2005 and 2004, the fair value of the assets pledged for the purchase of the SPDRs totaled $496,903 and $277,899, respectively, and consisted primarily of cash and U.S. Treasury securities.
4.	Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and LAE are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Gross unpaid losses and LAE, beginning of year	$3,370,936	$3,193,920	$3,249,558
Less ceded unpaid losses and LAE	1,360,996	1,321,004	1,756,404

Net unpaid losses and LAE, beginning of year	2,009,940	1,872,916	1,493,154

Losses and LAE incurred related to:
Current year	684,069	692,258	534,338
Prior years	(68,564)	69,254	117,996

Total losses and LAE incurred	615,505	761,512	652,334

Losses and LAE paid related to:
Current year	154,381	164,057	112,097
Prior years[1]	480,798	460,431	160,475

Total losses and LAE paid	635,179	624,488	272,572

Net unpaid losses and LAE, end of year	1,990,266	2,009,940	1,872,916
Add ceded unpaid losses and LAE	1,682,768	1,360,996	1,321,004

Gross unpaid losses and LAE, end of year	$3,673,034	$3,370,936	$3,193,920

[1]	Losses and LAE paid in 2003 for prior accident years are reduced by $273,977 in proceeds from the commutation of two reinsurance contracts in December 2003.
A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheets follows:

	2005	2004
Ceded unpaid losses and LAE in the table above	$1,682,768	$1,360,996
Reconciling items:
Reinsurance receivable on paid losses and LAE	69,734	51,446
Unamortized retroactive reinsurance recoverable	379,123	413,880
Loss sensitive cession[1]	(21,510)	(21,510)

Reinsurance recoverable on the consolidated balance sheets	$2,110,115	$1,804,812

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Current accident year losses and LAE in both 2005 and 2004 were significantly affected by severe hurricane activity. In 2005, hurricanes Katrina, Rita and Wilma accounted for approximately $389,700 and approximately $57,000 of gross and net losses and LAE, respectively. In 2004, hurricanes Charley, Frances, Ivan and Jeanne accounted for approximately $149,300 and approximately $83,000 of gross and net losses and LAE, respectively. Ceded premiums written and earned were increased, and net premiums written and earned were accordingly decreased, by related property catastrophe treaty reinstatement premiums of approximately $39,300 and approximately $13,000 in 2005 and 2004, respectively.
In 2005, the Company recognized net favorable prior year loss development of $68,564, including $8,058 of amortization of deferred gains on corporate aggregate reinsurance. The net favorable development was comprised of three principal components: (1) adverse development of asbestos, environmental and other latent liabilities of $44,646, primarily due to an unexpected adverse court decision related to one asbestos policyholder and largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (2) $24,699 of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (3) net favorable development of the Company’s remaining property and casualty reserves of approximately $99,700, arising from accident years 1999 through 2004. Of the approximately $99,700 cited in (3) above, approximately 60% emanated from property and commercial multi-peril business and the balance from casualty business. Most of the property and commercial multi-peril development related to accident year 2004. The casualty lines generally developed favorably across all accident years in the 1999 through 2004 period with the exception of accident years 2001 and 2003 for general liability and accident year 2002 for workers’ compensation.
In 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of asbestos reserves, the Company strengthened its asbestos reserves by $90,515, principally in the general liability line. The asbestos reserve increase was driven mainly by an increase in the average severity of claims for known policyholders. Additionally, the Company increased its environmental reserves by $10,007. These reserve increases were offset, in part, by $20,000 of reserve decreases primarily in the general liability line for accident years 1997 and prior.
In 2003, the Company strengthened its asbestos reserves by $149,835 based on its latest actuarial estimates. The asbestos increase was largely due to a significant increase in the number of new policyholders presenting claims for asbestos exposures. In addition, commutations of two reinsurance contracts resulted in a $53,968 charge to incurred losses and LAE related to prior years. These reserve increases were partially offset by favorable development of $34,919 for accident year 2002 and $47,592 for accident years 2000 and prior.
The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using an interest rate of 5%. The amount of related discount was $71,181 and $84,902 at December 31, 2005 and 2004, respectively.
5. Asbestos and Environmental Losses and Loss Adjustment Expenses
Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of year	$522,685	$495,195	$370,875
Less ceded unpaid losses and ALAE	113,891	128,787	106,073

Net unpaid losses and ALAE, beginning of year	408,794	366,408	264,802
Net losses and ALAE incurred	31,550	90,515	149,835
Net paid losses and ALAE	63,563	48,129	48,229

Net unpaid losses and ALAE, end of year	376,781	408,794	366,408
Add ceded unpaid losses and ALAE	92,418	113,891	128,787

Gross unpaid losses and ALAE, end of year	$469,199	$522,685	$495,195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Environmental
Gross unpaid losses and ALAE, beginning of year	$123,353	$130,511	$163,165
Less ceded unpaid losses and ALAE	38,190	31,675	57,373

Net unpaid losses and ALAE, beginning of year	85,163	98,836	105,792
Net losses and ALAE incurred	6,635	10,007	1,975
Net paid losses and ALAE	17,555	23,680	8,931

Net unpaid losses and ALAE, end of year	74,243	85,163	98,836
Add ceded unpaid losses and ALAE	37,293	38,190	31,675

Gross unpaid losses and ALAE, end of year	$111,536	$123,353	$130,511

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, sick building syndrome, gas and vapors, repetitive stress, paint and mold. Changes in the Company’s liability for other latent exposures are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Other Latent
Gross unpaid losses and ALAE, beginning of year	$35,357	$40,818	$43,518
Less ceded unpaid losses and ALAE	13,333	14,117	15,187

Net unpaid losses and ALAE, beginning of year	22,024	26,701	28,331
Net losses and ALAE incurred	6,461	20	1,830
Net paid losses and ALAE	4,441	4,697	3,460

Net unpaid losses and ALAE, end of year	24,044	22,024	26,701
Add ceded unpaid losses and ALAE	12,794	13,333	14,117

Gross unpaid losses and ALAE, end of year	$36,838	$35,357	$40,818

6. Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Premiums written:
Direct	$1,078,670	$1,124,881	$1,085,277
Assumed from other companies, pools, or associations	19,086	14,080	18,934
Ceded to other companies, pools, or associations	(228,790)	(220,661)	(213,388)

Net premiums written	$868,966	$918,300	$890,823

Premiums earned:
Direct	$1,108,690	$1,118,526	$982,485
Assumed from other companies, pools, or associations	18,106	14,053	19,077
Ceded to other companies, pools, or associations	(232,623)	(224,870)	(232,690)

Premiums earned	$894,173	$907,709	$768,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The components of the Company’s total reinsurance recoverable are summarized as follows:

	At December 31,
	2005	2004
Reinsurance recoverable on unpaid losses and LAE	$2,040,381	$1,753,366
Reinsurance receivable on paid losses and LAE	69,734	51,446

Total reinsurance recoverable	$2,110,115	$1,804,812

The Company actively monitors and evaluates the financial condition of its reinsurers and prepares estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of reinsurer relations in general and with the Crum & Forster companies in particular. Management attempts to mitigate collection risk from reinsurers by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels. Reinsurance recoverable on the consolidated balance sheets is stated net of reserves for uncollectible reinsurance of $34,441 and $40,930 at December 31, 2005 and 2004, respectively.
At December 31, 2005, the Company had reinsurance recoverable of $2,110,115, due from approximately 300 reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1,170,942, or 55.5% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $451,207. The collateral received with respect to these top five reinsurers is in the form of clean, unconditional, irrevocable and evergreen letters of credit in the amount of $130,168, irrevocable trusts in the amount of $394,113 and funds held in the amount of $231,806, with one reinsurer’s collateral exceeding its reinsurance recoverable balance. The letters of credit are in compliance with NAIC regulations and are issued or confirmed by Bank of Montreal and Lloyds TSB Bank which are both NAIC approved banks that are not related to Fairfax or any Fairfax affiliates. The irrevocable trusts are in compliance with NAIC regulations and are principally composed of cash and fixed income securities of various issuers, virtually all of which are investment grade rated securities. None of the issuers of the fixed income securities is related to Fairfax or any Fairfax affiliates. The funds withheld balances are held in the Company’s general account and equal premiums plus interest thereon credited at the rates stipulated in the related reinsurance contracts. There is no limitation on the ability of the Company to access these funds in accordance with the reinsurance agreements. The largest unsecured balance at December 31, 2005 was $183,076 with an unaffiliated company rated A+ by A.M. Best Company.
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
Corporate aggregate reinsurance
Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company purchases reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. Per risk or per occurrence reinsurance designed to limit exposure to loss from any one claim or occurrence generally responds at the individual claim or occurrence level and is priced based on underlying loss costs and exposures. As a result, loss experience, net of the effect of this reinsurance, is generally consistent with the underlying gross loss experience. Reinsurance designed to limit accident year losses in the aggregate or adverse development of prior years’ loss and LAE reserves may significantly affect the reported loss experience for a given period in amounts or directions that are not consistent with the loss experience of the underlying policies. The prices paid for corporate aggregate reinsurance may also affect the underwriting expense ratios by reducing the net premiums earned, upon which the ratio is calculated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Therefore, management believes that presenting the Company’s results net of per risk or per occurrence reinsurance but before benefit of corporate aggregate reinsurance generally provides a more accurate portrayal of the actual loss experience of the underlying policies.
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
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Years Ended December 31,
	2005	2004	2003
Premiums earned	$—	$(7,595)	$(138)
Investment income	(19,904)	(30,501)	(18,458)
Losses and LAE	(8,058)	(28,318)	(14,178)

Income before income taxes	$(11,846)	$(9,778)	$(4,418)

     At December 31, 2005, reinsurance recoverable includes $420,645 and $428,808 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $491,841 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

2000 accident year prospective aggregate stop loss contract	$53,145
1998 prospective aggregate stop loss contract	367,500	[1]
1998 aggregate stop loss contract amendment	19,248
2001 retroactive adverse development contract for $400,000	377,020
2001 retroactive adverse development contract for $100,000	32,540

Total	$849,453

[1]
Includes $389,010 which has been recognized as a reduction of losses and LAE less $21,510 for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer. Total amounts recognized as a reduction of losses and LAE include the $389,010 above, $53,145 on the 2000 accident year prospective aggregate stop loss contract and $49,686 of amortization of deferred gains on the retroactive reinsurance contracts.

Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2005	2004	2003
Ceded losses and LAE	$—	$9,994	$1,130
Less: ceded premiums written and earned	—	7,595	138
Less: funds held interest charged to investment income	4,509	9,190	7,452

Income before income taxes	$(4,509)	$(6,791)	$(6,460)

At December 31, 2005, one prospective contract, covering accident years 2000 through 2002, has an unused limit available of $96,272 in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The subject loss and LAE ratio as valued at December 31, 2005 is 64.2%. No additional premium or funds held interest will be due under this contract upon usage of the remaining limit. Coverage of accident years 2000 and 2001 under this contract has been exhausted and recovered. The reinsurer under this contract is nSpire, a Fairfax affiliate.
The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118,493 and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. Premiums for this contract aggregated $76,353. The contract is on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract in 2004 were $7,595 and $9,994, respectively, and there were no cessions to the contract in 2003. Premium cessions prior to 2003 were $68,758. At December 31, 2005 and 2004, the Company had reinsurance recoverable balances of $53,145 and $76,547, respectively, related to this agreement.
Loss cessions to prospective corporate aggregate reinsurance in 2003 of $1,130 includes the benefit of cessions to the accident year 2001 portion of the aforementioned accident year 2000 through 2002 treaty with nSpire, a Fairfax affiliate, of $55,098, partially offset by charges of $53,968 associated with the commutation of two prospective corporate aggregate reinsurance contracts. The commutation charge of $53,968 included $27,193 arising from the commutation of the accident year 2001 portion of the aforementioned accident year 2000 through 2002 treaty with nSpire and $26,775 related to commutation of a contract with an unrelated party covering accident years 1992 and prior.
Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2005	2004	2003
(Decrease) increase in reinsurance recoverable due from reinsurers	$(26,699)	$117,677	$98,583
Less: related premiums paid	4,105	56,517	37,792

Income deferred during the year	(30,804)	61,160	60,791
Amortization of deferred income	(8,058)	(18,324)	(13,048)

(Decrease) increase in deferred income	(38,862)	42,836	47,743
Deferred income on retroactive reinsurance—beginning of year	223,360	180,524	132,781

Deferred income on retroactive reinsurance—end of year	$184,498	$223,360	$180,524

Funds held interest charged during the year	$15,395	$21,311	$11,006

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. One contract, covering substantially all lines of business, provides $400,000 of limit in excess of a retention for accident years 2000 and prior, subject to a $200,000 sub-limit on 1998 and prior accident years and an asbestos and environmental sub-limit of $100,000. Premiums are currently based on 35% of amounts ceded plus additional reinsurer margin of $8,000. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2005, the Company had ceded cumulative losses of $377,020, which is comprised of $6,009 in 2005, $140,565 in 2004, $10,446 in 2003 and $220,000 prior to 2003 and paid premiums of $154,103, which is comprised of $4,105 in 2005, $58,056 in 2004, $3,656 in 2003 and $88,286 prior to 2003, related to this contract. Of the $22,980 remaining coverage on this contract, $18,800 is available for asbestos development.
The second contract, covering substantially all lines of business, provides $100,000 of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contains sub-limits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32,597. The contract is on a funds held basis with interest credited at 7%. The Company may commute the contract any time the funds withheld balance is positive. At December 31, 2005, the Company had ceded cumulative losses of $32,540, which is comprised of ($32,709) in 2005, ($22,888) in 2004 and $88,137 in 2003, and had a return of premium of ($1,539) in 2004 and paid premiums of $33,636 in 2003 and $500 prior to 2003 under this contract. None of the $67,460 remaining coverage on this treaty is available for asbestos development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of premiums paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $8,058 in 2005, $18,324 in 2004, $13,048 in 2003, and $10,256 prior to 2003. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.
In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367,500 in excess of a retention and has been fully utilized by the Company. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75,000 was paid by the former parent of the Company. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2005, 2004 and 2003 and reinsurance recoverable on the contract was $367,500 at both December 31, 2005 and 2004. The Company amended the contract in 2001 to provide an additional $19,248 of coverage for a premium of $7,925, which was recorded in 2001. This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.
The reinsurance contracts discussed above were put in place to protect the Company’s surplus while the Company took the steps necessary to improve underwriting results following its acquisition by Fairfax in 1998. The Company has not purchased corporate aggregate reinsurance since 2002 and does not currently have plans to purchase corporate aggregate reinsurance in the future.
For additional information on reinsurance transactions with related parties, see Note 9. Related Party Transactions.
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
For the years ended December 31, 2005, 2004 and 2003, interest expense on the Notes was $32,915, $33,159 and $18,677 respectively, including additional interest described above, accretion of the discount on the Notes and amortization of related deferred financing costs. At December 31, 2005 and 2004, respectively, deferred financing costs in conjunction with the issuance of the Notes totaled $8,626 and $9,787 and were included in other assets on the consolidated balance sheet. These deferred financing costs are being amortized to interest expense on a straight-line basis over the ten-year duration of the Notes.
The fair value of the long-term debt, determined from quoted market prices, was $315,750 and $336,000 respectively, at December 31, 2005 and 2004.
Concurrent with the issuance of the Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the Notes, whereby Fairfax agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due in June 2018. Through December 31, 2005, there have been no borrowings under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The current agreements governing the bank credit facility of Fairfax contain restrictive covenants, which prohibit Fairfax from allowing any of its subsidiaries to borrow money. These agreements are not legally binding on Crum & Forster; however, given the potential negative financial impact on Fairfax of violations of these covenants, it is expected, and should be assumed, that Fairfax, as the sole shareholder, will not permit Crum & Forster to borrow unless a modification or waiver of these covenants can be obtained.
8. Income Taxes
The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Current	$74,518	$28,479	$46,570
Deferred	(9,198)	(23,963)	24,044

Total income tax expense	$65,320	$4,516	$70,614

Deferred income taxes reflect the income tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws and regulations. The deferred income tax expense above does not include $9,258, $6,719 and $844 in 2005, 2004 and 2003, respectively, of income taxes, which are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Total deferred income tax expense (benefit) in 2005, 2004 and 2003 was $60, ($17,244) and $24,888, respectively.
Components of deferred income tax assets and liabilities are summarized as follows:

	At December 31,
	2005	2004
Deferred tax assets:
Deferred income on retroactive reinsurance	$64,575	$78,177
Unpaid losses and LAE	54,285	63,590
Net operating loss carryforwards	44,950	32,677
Unearned premiums	35,581	34,764
Employee benefit plans	11,576	10,724
Other	24,351	22,130

Deferred tax assets	235,318	242,062

Deferred tax liabilities:
Unrealized net appreciation of investments and currency translation	28,807	30,117
Deferred policy acquisition costs	24,783	26,252
Other	6,521	11,736

Deferred tax liabilities	60,111	68,105

Total net deferred tax assets	$175,207	$173,957

At December 31, 2005, the Company had net operating and other loss carryforwards of approximately $128,429. These will expire between 2009 and 2025. Based on projections of estimated future operations, management expects the deferred income tax asset to be recovered from taxable income in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
A reconciliation of income taxes at the statutory federal income tax rate to the Company’s tax expense is presented below:

	Years Ended December 31,
	2005		2004		2003
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed on pre-tax operating income	$71,422	35.0%	$5,682	35.0%	$71,677	35.0%
(Decrease) increase in income taxes resulting from:
Dividends received deduction and tax-exempt income	(3,903)	(1.9)	(1,861)	(11.5)	(1,331)	(0.6)
Prior year audit adjustment	(1,653)	(0.8)	—	—	—	—
Other, net	(546)	(0.3)	695	4.3	268	0.1

Total income tax expense	$65,320	32.0%	$4,516	27.8%	$70,614	34.5%

Income tax expense shown on the consolidated statements of income excludes $9,258, $6,719 and $844 of deferred income taxes on equity in earnings of investees in 2005, 2004 and 2003, respectively. Total income tax expense in 2005, 2004 and 2003, inclusive of these amounts, was $74,578, $11,235 and $71,458, respectively, and the related effective tax rate was 32.4%, 31.7% and 34.5%, respectively.
9. Related Party Transactions
Reinsurance
The Company and its subsidiaries have entered into various reinsurance arrangements with affiliates. The approximate amounts by which income, expense, assets and liabilities are increased (decreased) in the consolidated financial statements, with respect to reinsurance assumed and ceded, are summarized as follows:

	At December 31,
	2005	2004	2003
Statements of income:
Net premiums written	$(52,895)	$(50,229)	$(46,973)
Premiums earned	$(54,575)	$(49,571)	$(43,675)
Losses and LAE	$(130,596)	$(50,235)	$(46,528)

Balance sheets:
Premiums receivable	$136	$594
Reinsurance recoverable from affiliates	$304,033	$195,799
Prepaid reinsurance premiums	$11,199	$13,396
Unpaid losses and LAE	$6,858	$9,505
Unearned premiums	$64	$579
Accounts payable and other liabilities	$18,855	$10,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In the normal course of business, nSpire, a Fairfax affiliate, participates in reinsurance agreements covering substantially all reinsured lines of business. For the years ended December 31, 2005, 2004 and 2003, the Company ceded to nSpire premiums of $44,301, $43,750 and $29,698, respectively. The Company had reinsurance recoverable of $110,987 and $26,539 at December 31, 2005 and 2004, respectively, related to these reinsurance agreements. The 2005 increase in reinsurance recoverable balances due from nSpire is primarily due to losses related to hurricanes Katrina, Rita and Wilma. Pursuant to the terms of the reinsurance agreements between nSpire and the Company, nSpire, as a foreign reinsurer, is required to collateralize in full reinsurance balances due to the Company. The recoverable from nSpire is fully secured by a combination of letters of credit, trust agreements and premium balances due nSpire. The letters of credit were issued or confirmed by a syndicate of U.S., Canadian and Bermudian banks. There are no regulatory or other restrictions on payments to the Company from nSpire.
The Company entered into an aggregate stop loss agreement covering accident years 2000 through 2002. For accident years 2002 and 2001, nSpire is the direct reinsurer. Accident year 2000 was fronted by a third party reinsurer that retroceded the liability in full to nSpire on the same terms and conditions as if nSpire were the direct reinsurer. The 2000 accident year was exhausted in 2000 and recovered in full in 2004. The Company retains an ultimate net loss of up to 70% of net premiums earned in 2002 and 73% in 2001. Accident years 2002 and 2001 are subject to a per-term maximum recovery of $96,272 and $94,195 respectively. Pursuant to the agreement, the Company ceded premiums of $32,091 and $31,398 for accident years 2002 and 2001, respectively. At December 31, 2005 and 2004, no losses were ceded to nSpire under this contract for accident year 2002. During 2003, the Company ceded losses of $55,098 for accident year 2001, which exhausted the limit. In December 2003, the Company and nSpire commuted the 2001 accident year liabilities of $94,195. In connection with the commutation, Crum & Forster received the estimated present value of the ceded liability of approximately $67,002 from nSpire. The excess of the nominal ceded liabilities over the present value received of approximately $27,193 was recorded as a component of incurred losses and LAE on the consolidated statement of operations. At December 31, 2003, $39,514 of the settlement amount was recorded as a receivable in other assets on the consolidated balance sheet and was received by the Company in January 2004.
In the normal course of business, the Company has several reinsurance agreements in effect with Odyssey America Reinsurance Corporation (“Odyssey America”) and its subsidiaries, affiliates of Fairfax. Under these agreements, Odyssey America participates on contracts covering substantially all reinsured lines of business. For the years ended December 31, 2005, 2004 and 2003, the Company ceded $8,879, $7,247 and $7,434, respectively, in premiums to Odyssey America and had reinsurance recoverable of $35,626 and $20,118 at December 31, 2005 and 2004, respectively, under these reinsurance agreements.
Reinsurance recoverable from TIG Insurance Company (“TIG”) totaled $142,516 and $134,340 at December 31, 2005 and 2004, respectively. TIG is domiciled in California and cessions to domestic insurance companies do not require collateral to be recognized for statutory reporting purposes. The Company has considered several factors in assessing the collectibility of reinsurance recoverable balances from TIG. TIG is a runoff company with a B+ (stable) financial strength rating from A.M. Best, a financial strength rating of BB (positive) from Standard and Poor’s and BB+ (stable) from Fitch, all nationally recognized rating agencies. TIG is a sizable regulated entity with policyholders’ surplus of $597,289 at December 31, 2005 and is subject to periodic independent examination by the California Insurance Department. TIG also had short-term liquidity represented by cash and short-term investments of $189,563 at December 31, 2005. The Company has thirteen years of experience with TIG, during which the balances due from TIG have declined from approximately $267,000 to $142,516 at December 31, 2005, principally through settlement of underlying claims. There are no regulatory or other restrictions on payments to the Company from TIG.
A former parent of the Company required the transfer of a number of policies and related assets and liabilities among insurance companies controlled by the former parent, effective through assumption and indemnity reinsurance agreements. The assuming parties were required to seek novation of certain policies. At December 31, 2005 and 2004, amounts recoverable from TIG included $122,321 and $122,222, respectively, related to these policies.
Effective March 1, 1999, the Company entered into a reinsurance agreement with Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company), a subsidiary of Fairfax, covering 100% of policies that are classified as excess liability for public entities and that incept, renew, have an anniversary date or come into effect on or after March 1, 1999. This business was produced by an agency affiliate of Fairmont. Effective June 30, 2002, this agreement was terminated and a new agreement was signed with TIG covering the same business, at substantially the same terms. The new agreement covers policies written on or after July 1, 2002. The agreement was terminated effective September 1, 2003. The Company ceded premiums of $17,679 in 2003 to TIG under these agreements. At December 31, 2005 and 2004, the Company had reinsurance recoverable of $14,897 and $14,776, respectively, from Fairmont, and $16,429 and $8,922, respectively, from TIG, related to these agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Effective February 1, 2002, the Company entered into an arrangement with TIG whereby the Company issued policies on behalf of TIG totaling $22,923 in gross premiums written. The Company entered into reinsurance agreements under which approximately 30% of the total risk under these policies was ceded to TIG with the remaining 70% ceded to third party reinsurers.
This arrangement with TIG was terminated as of June 30, 2002. At December 31, 2005 and 2004, the Company had reinsurance recoverable of $3,766 and $3,196, respectively, from TIG related to this agreement.
Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard General Insurance Company of Canada (“Lombard”), an affiliate of Fairfax, under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. For the years ended December 31, 2005, 2004 and 2003, the Company assumed $340, $788 and $1,103, respectively, in premiums from Lombard. At December 31, 2005 and 2004, the Company had $1,002 and $1,002 in reserves for this assumed business.
The Company has various reinsurance agreements in the normal course of business in effect with RiverStone Insurance (UK) Ltd., an affiliate of Fairfax. No premiums were ceded to RiverStone Insurance (UK) Ltd. in 2005, 2004 and 2003. At December 31, 2005 and 2004, the Company had reinsurance recoverable of $7 and $26, respectively, on these policies.
Investment agreements and affiliated transactions
The Company and its subsidiaries have entered into agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax, for investment management services, and with Fairfax for investment administration services. Pursuant to the agreements, fees, based upon assets under management, totaled $13,924, $7,606 and $7,506 for the years ended December 31, 2005, 2004 and 2003, respectively, and were included as investment expenses in the consolidated statements of income.
On September 28, 2005, the Company completed the sale of 271,000 shares of common stock of a publicly traded pharmaceutical company to Fairfax affiliates at the prevailing market price of $27.50 per share. The Company received net proceeds of $7,439 from the transaction, resulting in a pre-tax realized loss of $2,561.
In December 2004, the Company sold corporate fixed income securities with a face value of $62,500 to various affiliates of Fairfax. The bonds were sold at fair market value ($52,292 in the aggregate) and the Company realized a gain on these transactions of $12,114.
Other agreements
Under an agreement effective July 1, 2000, the Company appointed RiverStone Claims Management LLC (“RiverStone”), a wholly-owned subsidiary of Fairfax, as its claims manager to handle its asbestos, environmental, other latent and construction defects claims. The expense incurred for these services was $3,600, $3,600 and $2,100 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also engages RiverStone on a contingent basis to assist in reinsurance commutation negotiations. Fees for such services were $58, $5 and $338 in 2005, 2004 and 2003, respectively.
Fairfax purchases insurance coverage on behalf of its affiliates, including comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability and company reimbursement, employment practices liability, fiduciary liability and special accident insurance. The Company’s share of the expense incurred for this coverage was $1,417, $1,396 and $1,141 per year for the years ended December 31, 2005, 2004 and 2003, respectively.
Under an agreement effective September 1, 2001, US Fire has agreed to obtain certain information technology services, including production and operations support and systems development, on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. Payments for these services for the years ended December 31, 2005, 2004 and 2003 were $13,932, $14,464 and $15,089, respectively. Of such payments, $9,972, $9,064 and $7,346 were charged directly to expense for 2005, 2004 and 2003, respectively. The remaining $3,960, $5,400 and $7,743 related to ongoing systems development costs for 2005, 2004 and 2003, respectively. The Company expenses these costs over a five-year period, beginning on the date the development project is placed in service. In 2005, 2004 and 2003, $2,019, $2,576 and $2,577, respectively, were charged to operations and approximately $18,036 and $16,318 were included in other assets for the years ended December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In addition, FITS entered into an agreement with the Company effective January 1, 2001 pursuant to which FITS is provided certain management and general services by the Company. Under this agreement, $145, $49 and $54 were billed by the Company for the years ended December 31, 2005, 2004 and 2003, respectively.
Effective January 1, 2000, the Company entered into a service agreement with TIG to obtain certain services relating to issuing policies and handling claims. Payments for these services were $18, $113 and $250 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company receives income from subleases of office space to Fairfax affiliates. Sublease income received from affiliates in 2005, 2004 and 2003 amounted to $477, $399 and $398, respectively.
Under an agreement effective October 1, 2001 through January 1, 2004, the Company provided certain claims services to TIG. Fees billed for these services were $84 in 2003.
The Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were $33, $64 and $132 for the years ended December 31, 2005, 2004 and 2003, respectively.
Included in accounts payable and other liabilities at December 31, 2005 and 2004 are amounts payable to Fairfax and affiliates of $8,564 and $4,173, respectively.
Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.
10. Employee Benefits
The Company sponsors a qualified defined contribution plan pursuant to sections 401(k) and 401(a) of the Internal Revenue Code, for which all employees are eligible after completing one year of service. The Company makes an annual contribution equal to 3% of base salary and a matching contribution equal to one-half of each employee’s contribution up to the first 6% of base salary. Certain employees also have the opportunity to participate in a non-qualified plan that permits contributions that would otherwise be limited by IRS regulations. Total defined contribution plan expense was $3,671, $3,154 and $3,548 for the years ended December 31, 2005, 2004 and 2003, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
A reconciliation of the changes in the postretirement plans’ benefit obligation, fair value of assets, accrued benefit cost and a statement of the funded status is presented below. The Company uses a December 31 measurement date for its postretirement health care and life insurance plans.

	At December 31,
	2005	2004
Changes in benefit obligation:
Benefit obligation at beginning of year	$13,599	$14,752
Service cost	—	1
Interest cost	645	839
Plan participants’ contributions	1,321	1,137
Actuarial gain	(1,533)	(785)
Benefits paid	(2,634)	(2,345)

Benefit obligation at end of year	$11,398	$13,599

Change in fair value of assets:
Fair value of assets at beginning of year	$—	$—
Employer contributions	1,313	1,208
Plan participants’ contributions	1,321	1,137
Benefits paid	(2,634)	(2,345)

Fair value of assets at end of year	$—	$—

Accrued benefit cost:
Funded status	$(11,398)	$(13,599)
Unrecognized net actuarial gain	(4,456)	(3,251)
Unrecognized transition obligation	5,086	5,903

Accrued benefit cost	$(10,768)	$(10,947)

The components of net periodic benefit cost are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Service cost	$—	$1	$2
Interest cost	645	839	989
Amortization of transition obligation	817	817	817
Recognized net actuarial gain	(327)	(146)	(64)

Net periodic benefit cost	$1,135	$1,511	$1,744

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.5% and 5.75% at December 31, 2005 and 2004, respectively. For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2005, the health care cost trend rates are assumed to decline gradually from 8.5% for participants under age 65 and 10.5% for participants over age 65 in 2005 to 5.25% for all participants in the year 2010 and thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2005 by $1,358, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2005 by $75. Conversely, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2005 by $996, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2005 by $55. The Company’s expected contribution to the Plan in 2006 is $1,436.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was enacted in December 2003, introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s plan was not deemed actuarially equivalent last year but, due to provisions in the final regulations, the plan was deemed actuarially equivalent for 2005. As a result, the accumulated postretirement benefit obligation at December 31, 2005 and net periodic postretirement benefit cost for the year ended December 31, 2005 were reduced by $1,691 and $238, respectively.
At December 31, 2005, the future benefit payments, net of estimated participant contributions, are expected to be as follows:

	Including	Excluding
	Medicare	Medicare
	Subsidy	Subsidy
2006	$1,078	$1,436
2007	$1,079	$1,454
2008	$1,057	$1,441
2009	$1,007	$1,396
2010	$1,017	$1,313
2011 - 2015	$4,896	$5,186
Certain employees of the Company have been granted shares of restricted common stock of Fairfax under the Fairfax Financial 1999 Restricted Share Plan. The restricted stock vests over periods ranging from five to ten years. Restricted stock expense of $431, $1,048 and $1,174 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in the consolidated statements of income.
The Company has a long term incentive plan (the “LTIP” or “Plan”) for certain employees who hold senior management or officer positions. The Plan provides for the award of phantom stock that will fully vest on January 1, 2009. LTIP expense of $2,629 and $2,000 for the years ended December 31, 2005 and 2004, respectively, is included in the consolidated statements of income.
11.	Commitments and Contingencies
The Company and its subsidiaries lease office space consisting principally of a 20 year home office lease which has minimum lease payments remaining of $51,095 and equipment under long-term leases expiring through the year 2022. Minimum annual rentals are summarized as follows:

2006	$12,177
2007	8,479
2008	7,210
2009	5,960
2010	5,067
2011 and thereafter	40,911

Total minimum annual rentals	$79,804

The amounts above are reduced by space subleased to other companies in the aggregate amount of $844.
Rental expense, before sublease income, under these operating leases was $14,470, $12,325 and $18,558 in 2005, 2004 and 2003, respectively. Rental expense for 2003 includes a $4,312 charge for future rent payments on facilities that are currently vacant. The Company recognized $1,160, $1,821 and $2,064 in 2005, 2004 and 2003, respectively, from subleases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The Company has purchased structured settlement annuities from various insurance companies in order to settle certain claim liabilities. Should these other companies become unable to make the annuity payments, the Company would be liable. The value of these annuities included in reinsurance recoverable in the consolidated balance sheets at December 31, 2005 and 2004 was approximately $152,521 and $152,022, respectively. Approximately 81% of this balance is due from insurance companies rated A- or better by A.M. Best Company.
On September 7, 2005, Fairfax announced that it received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents produced by Fairfax and the entities in its consolidated group to the SEC and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax has prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and its employees, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
Fairfax and its Chief Executive Officer, V. Prem Watsa, who is also the chairman of the board of directors of the Company, received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of finite insurance contracts of Fairfax and entities in its consolidated group. In the fall of 2005, Fairfax and entities in its consolidated group, including the Company, prepared and provided to the SEC a list intended to identify certain finite contracts and contracts with other non-traditional features of all Fairfax consolidated group companies. As part of the 2005 reporting and closing process, Fairfax and entities in its consolidated group, including the Company, internally reviewed all of the contracts on the list provided to the SEC and some additional contracts as deemed appropriate. For those reinsurance contracts that the Company identified as finite or non-traditional reinsurance contracts, the Company consolidated relevant contract documentation into a single compendium, prepared memoranda regarding the rationale and economic intent of each contract and prepared analyses of reinsurer experience where contemporaneous documentation of risk transfer was not available.
It is possible that other governmental and enforcement agencies will seek to review information related to these matters, or that Fairfax and entities in its consolidated group, including the Company, or other parties with whom they interact, such as customers or shareholders, may become subject to direct requests for information or other inquiries by such agencies. These inquiries are ongoing and Fairfax and entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its financial statements, which effect could be material and adverse.
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company intends to defend vigorously the action.
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
The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated net income, financial position or liquidity. However, it should be noted that the frequency of large damage awards, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given matter.
12.	Dividend Restrictions, Statutory Information and Capitalization
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The combined statutory basis net income and policyholders’ surplus of Crum & Forster’s insurance subsidiaries are presented below:

	Years Ended December 31,
	2005	2004	2003
Net income	$151,924	$74,556	$223,385
Policyholders’ surplus	$1,313,988	$1,206,547	$1,107,435
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
The principal differences between statutory policyholders’ surplus and shareholder’s equity determined in accordance with GAAP relate to accounting for deferred gains on retroactive insurance, unrealized gains and losses on fixed income securities, deferred policy acquisition costs and deferred federal income taxes. At December 31, 2005, Fairfax owned 10.3% of the outstanding shares of Zenith, which requires the investment to be valued as an affiliate under the Codification of Statutory Accounting Principles adopted by the NAIC in 1998. US Fire’s state of domicile has granted a permitted accounting practice to treat Zenith as a non-affiliated investment based on the absence of control by US Fire. At December 31, 2005, this permitted accounting practice did not change statutory surplus from what it would have been had prescribed accounting practice been followed. at December 31, 2004, this permitted accounting practice increased statutory surplus by $11,305 over what it would have been had prescribed accounting practice been followed.
13.	Segment Reporting
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Workers’ compensation	$285,775	$282,388	$210,951
General liability	203,703	198,993	165,199
Commercial automobile	186,601	174,416	132,317
Property	151,578	187,177	209,042
Commercial multi-peril	45,653	42,833	33,015
Surety	20,863	21,902	18,348

Total premiums earned	$894,173	$907,709	$768,872

The calendar year losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2005		2004		2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$203,561	71.2%	$225,733	79.9%	$166,009	78.7%
General liability	142,137	69.8%	208,181	104.6%	241,928	146.4%
Commercial automobile	94,099	50.4%	112,331	64.4%	89,094	67.3%
Property	126,726	83.6%	154,868	82.7%	125,909	60.2%
Commercial multi-peril	7,072	15.5%	43,910	102.5%	25,064	75.9%
Surety	41,910	200.9%	16,489	75.3%	4,330	23.6%

Total losses and LAE	$615,505	68.8%	$761,512	83.9%	$652,334	84.8%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.
14.	Quarterly Financial Data
The Company’s unaudited quarterly financial data is summarized as follows:

	Three Months Ended
	(Unaudited)
	December 31,		September 30,		June 30,		March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Premiums earned	$228,741	$242,370	$191,898	$212,037	$241,980	$225,763	$231,554	$227,539
Investment income[1]	$28,124	$59,202	$59,547	$24,720	$98,363	$38,796	$55,727	$61,117
Losses and LAE	$129,703	$206,979	$169,632	$233,132	$162,537	$159,264	$153,633	$162,137
Net income (loss)	$43,081	$14,727	$6,101	$(44,777)	$67,199	$19,091	$39,555	$35,154

Combined ratio	82.5%	111.5%	122.3%	139.8%	94.7%	98.5%	93.9%	99.0%

[1]	Investment income includes realized investment gains and losses and pre-tax equity in earnings of investees.
This quarterly financial data is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.
15.	Subsequent Event
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont Specialty”), thereby giving Fairmont Specialty access to the “A-” A.M. Best rating of Crum & Forster. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company has hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Among these obligations are the office leases, which have future minimum payments totaling $3,706. Pending licensing and filing approvals for US Fire, North River and CF Indemnity, the policies underwritten by Fairmont Specialty will be issued by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement.
For the year ended December 31, 2005, Fairmont Specialty Group reported gross premiums written and net premiums written of approximately $205,800 and $159,100, respectively, which included energy and agricultural, standard personal and commercial lines, accident and health and bail bond premiums.

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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
The Company’s directors and executive officers are as follows:

Name	Age	Position

V. Prem Watsa	55	Chairman
Nikolas Antonopoulos	52	President and Chief Executive Officer
Mary Jane Robertson	52	Executive Vice President, Chief Financial Officer and Treasurer
Frank B. Bennett[1]	49	Director
Anthony F. Griffiths[1]	75	Director
Robbert Hartog[1,2]	87	Director

[1]	Audit committee member.

[2]	Chairman of the audit committee.

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
Nikolas Antonopoulos has served as the Company’s President since March 7, 2002 and as its Chief Executive Officer since March 31, 2004. Mr. Antonopoulos served as the Company’s Chief Operating Officer from May 20, 2003 to September 29, 2004. Mr. Antonopoulos also served as President and a director of Crum & Forster’s principal insurance subsidiaries from February 16, 2000 until June 18, 2004 and became the Chief Executive Officer of such companies on April 2, 2004 and the Chairman of the Boards on June 18, 2004.
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
Frank B. Bennett has served as a member of the Company’s board of directors since May 20, 2003. Mr. Bennett is a director of Multiband Corporation, a publicly held telecommunications and media services company, where he serves on the audit committee and as chairman of the compensation committee. He is also a director of Kona Grill Inc., a publicly held restaurant company, where he serves as chairman of the audit committee. Since 1988, Mr. Bennett has also been President of Artesian Capital, a private equity investment company. Mr. Bennett is a director of Fairfax and several of its subsidiaries, including Odyssey, where, in each case, he serves on the audit committee.
Anthony F. Griffiths has served as a member of the Company’s board of directors since March 6, 2002. Since 1993, Mr. Griffiths has been an independent business consultant and corporate director. Mr. Griffiths became the Chairman of Mitel Corporation, a telecommunications company, in 1987 and also assumed the positions of President and Chief Executive Officer in addition to that of Chairman from 1991 to 1993. He is currently a director of Fairfax and several of its subsidiaries, including Odyssey. Mr. Griffiths is also a director of Hub International Limited (“Hub”), Alliance Atlantis Communications Inc., PreMD Inc., Jaguar Mining Inc., Vitran Corporation Inc., Novadaq Technologies Inc. and Russel Metals Inc. Mr. Griffiths serves on the audit committees of Fairfax and several of its subsidiaries, including Odyssey, and Alliance Atlantis Communications Inc. and Jaguar Mining Inc.
Robbert Hartog has served as a member of the Company’s board of directors since March 6, 2002. Mr. Hartog has been President and a director of Robhar Investments Limited, a private investment company, for the past eight years. He is a director of Fairfax and several of its subsidiaries (including Odyssey) and Russel Metals Inc. Mr. Hartog serves on the audit committees of Fairfax and several of its subsidiaries (including Odyssey) and Russel Metals Inc.
Key Employees of the Operating Companies
Joseph F. Braunstein has served as the President of the Company’s principal insurance subsidiaries since June 18, 2004. Mr. Braunstein joined Crum & Forster in 2000 as Senior Vice President and was elected an Executive Vice President in 2002.
Audit Committee and Audit Committee Financial Expert
The Company’s board of directors has established an audit committee composed of Messrs. Bennett, Griffiths and Hartog. The audit committee’s primary responsibilities include: engaging independent accountants; consulting with management on the hiring of the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing the Company’s systems of controls and policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.
All of the members of the audit committee are independent within the meaning of the regulations of the Securities and Exchange Commission. In addition, the board of directors has determined that Mr. Hartog, the Chairman of the audit committee, is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Compensation Committee
The Company’s board of directors established a compensation committee on January 10, 2006, comprised of Messrs. Griffiths and Bennett, both of whom are independent of the Company’s management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as committee members. The compensation committee’s primary responsibilities include administering, reviewing and making recommendations to the Company’s board of directors regarding compensation to the Company’s executive officers and ensuring that they meet corporate, financial and strategic objectives.
Compensation of Directors
Messrs. Bennett, Griffiths and Hartog are compensated annually in the amount of $15,000, plus $750 per board meeting attended and their reasonable expenses of each attendance. In addition, Messrs. Bennett, Griffiths and Hartog serve on Crum & Forster’s audit committee and receive $750 per committee meeting attended if held separately from a board meeting.
Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers, which was filed as an exhibit to the Company’s 2004 annual report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The following table sets forth certain compensation information for the Company’s Chief Executive Officer and other executive officers, referred to as the “named executive officers”, during the years ended December 31, 2005, 2004 and 2003.

					Long-Term Compensation
		Annual Compensation			Awards
						Long
				Other		Term
				Annual	Restricted	Incentive	All Other
	Fiscal			Compen-	Stock	Plan	Compen-
Name and Principal Position	Year	Salary	Bonus[1]	sation[2]	Awards[3]	Payouts	sation[4]
V. Prem Watsa[5]	2005	$—	$—	$—	$—	$—	$—
Chairman and former Chief	2004	$—	$—	$—	$—	$—	$—
Executive Officer	2003	$—	$—	$—	$—	$—	$—

Nikolas Antonopoulos[6]	2005	$700,000	$1,300,000	$—	$—	$—	$854,500
President and Chief	2004	$607,692	$1,000,000	$—	$353,646	$—	$845,730
Executive Officer	2003	$500,000	$700,000	$55,207	$—	$—	$839,500

Mary Jane Robertson[6]	2005	$500,000	$800,000	$—	$—	$—	$842,500
Executive Vice President,	2004	$500,000	$750,000	$83,139	$161,557	$—	$842,500
Chief Financial Officer and Treasurer	2003	$500,000	$700,000	$—	$—	$—	$839,500

Joseph F. Braunstein[6]	2005	$500,000	$800,000	$—	$—	$—	$295,933
President of Crum &	2004	$375,000	$550,000	$—	$161,557	$—	$295,483
Forster’s insurance subsidiaries

[1]	The amounts shown were earned in the year indicated and paid in the following year.

[2]
In accordance with SEC rules, perquisite disclosure is only included where all perquisites exceed the lesser of $50,000 or 10% of a named executive officer’s salary and bonus. Includes payments by the Company with respect to the lease of an automobile for Mr. Antonopoulos in 2003 and Ms. Robertson in 2004 in amounts of $23,989 and $23,256, respectively, and payments to compensate Mr. Antonopoulos in 2003 and Ms. Robertson in 2004 for higher property tax expense incurred with respect to home relocation and tax preparation expense in amounts of $31,218 and $59,883, respectively.

[3]
Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein hold 5,000, 4,017 and 1,217 shares of restricted subordinate voting shares of Fairfax, respectively, granted under the Fairfax Financial 1999 Restricted Share Plan, with values of approximately $716,800, $575,877 and $174,469, respectively, at December 30, 2005, based upon the closing price of the subordinate voting shares of Fairfax on the New York Stock Exchange.

[4]
With respect to 2005, includes a company matching and basic contribution under the Individual Retirement Plan of United States Fire Insurance Company (“IRP”) for Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein in the total amount of $12,600 each and a company matching and basic contribution under the Supplemental Individual Retirement Plan of United States Fire Insurance Company (“SIRP”) for Mr. Antonopoulos and Ms. Robertson in the total amounts of $29,400 and $17,400, respectively. With respect to 2004, includes a company matching and basic contribution under the IRP for each of Mr. Antonopoulos, Ms. Robertson and Mr. Braunstein in the total amounts of $8,307, $8,307, and $12,150, respectively, and a company matching and basic contribution under the SIRP for Mr. Antonopoulos and Ms. Robertson in the total amounts of $24,923 and $21,693, respectively. With respect to 2003, includes a company matching and basic contribution under the IRP for Mr. Antonopoulos and Ms. Robertson in the total amount of $7,800 each and a company matching and basic contribution under the SIRP for Mr. Antonopoulos and Ms. Robertson in the total amount of $19,200 each. In 2003, the Company awarded a bonus to each of Mr. Antonopoulos and Ms. Robertson in the amount of $3,250,000 and Mr. Braunstein in the amount of $1,000,000 in recognition of each individual’s service and contribution to the Company in 1999 through 2002. The bonus vested or will vest 25% on each of July 1, 2003, July 1, 2004, July 1, 2005 and July 1, 2006 and was or will be payable, as applicable, within 10 days of vesting. Mr. Braunstein was awarded an additional $99,999 in 2004, which amount vested or will vest, as applicable, equally on July 1, 2004, July 1, 2005 and July 1, 2006. If an individual terminates employment prior to any vesting date, he or she will forfeit payment of the unvested portion of the bonus. Notwithstanding the foregoing, the unvested portion of the bonus will immediately vest and become payable if such individual (i) dies, (ii) becomes disabled, (iii) retires, (iv) is terminated without “cause”, (v) resigns for “good reason” or (vi) upon a change of control.

[5]
V. Prem Watsa is compensated by Fairfax without reimbursement by the Company. During 2005, 2004 and 2003, Mr. Watsa was paid total annual compensation of Cdn$600,000 in each year and total other compensation of Cdn$16,500, Cdn$15,500 and Cdn$14,500, respectively, by Fairfax. Since 2000, Mr. Watsa has agreed that his aggregate compensation from Fairfax and Hamblin Watsa Investment Counsel Ltd. will consist solely of an annual salary of Cdn$600,000 (and standard benefits provided to Fairfax’s executives generally), with no bonus or other profit participation and no participation in any equity plans (other than the payroll purchase plan).

[6]	Includes amounts paid by Crum & Forster Holdings Corp. and subsidiaries.
Long-Term Incentive Plan
On March 1, 2005, the Company adopted the Crum & Forster Holdings Corp. Long Term Incentive Plan (the “LTIP” or “Plan”) for certain employees who hold senior management or officer positions with the Company or any of its subsidiaries. The Plan provides for the award to participants of 1% of the book value of the Company or approximately $10 million initial aggregate value of phantom stock that will fully vest on January 1, 2009, provided the participant is then employed by the Company or any of its subsidiaries. The number of phantom shares authorized of 10,000 is based on a pro forma number of actual shares outstanding of 1,000,000. The per share value is based on the book value of the Company, determined in accordance with Canadian GAAP, less certain adjustments, divided by total proforma actual and phantom stock of 1,010,000, plus credit for dividend equivalents including interest compounded quarterly at an annual rate of 5%. As soon as practicable following the vesting date, the participant will receive from the Company a lump sum payment equal to the per share value as of the last day of the calendar quarter ended prior to or concurrent with the vesting date multiplied by the number of units awarded to the participant. In the event a participant is no longer employed by the Company or its subsidiaries prior to the vesting date of the award, all rights in respect to the award immediately terminate and all phantom stock awarded under the Plan are forfeited and cancelled and dividend equivalents credited to such shares are forfeited. In addition, the Plan provides for accelerated vesting of phantom stock awards upon the participant’s death or disability, retirement, involuntary termination of the participant’s employment by the Company or its subsidiaries without cause or by the recipient for good cause, or upon a change of control. Under the terms of the Plan, if any payment a participant would receive under the Plan becomes subject to the excess parachute tax rules, the participant will be entitled to receive an additional gross-up payment from the Company in an amount that will fund the excise and related taxes.
The following table sets forth information with respect to awards made to our named executive officers in the last fiscal year:
Long-Term Incentive Plan — Awards in Last Fiscal Year

	Number of
	Shares, Units or	Performance or Other Period Until
Name	Other Rights	Maturation or Payout
V. Prem Watsa	—	—
Nikolas Antonopoulos	3,030	3/1/2005 – 1/1/2009
Mary Jane Robertson	1,520	3/1/2005 – 1/1/2009
Joseph F. Braunstein	1,520	3/1/2005 – 1/1/2009

Employment Agreements; Change of Control Arrangements
Nikolas Antonopoulos
Mr. Antonopoulos serves as the President and Chief Executive Officer of the Company pursuant to an employment agreement with the Company, Crum and Forster Holding Inc. and Fairfax originally effective as of January 1, 2003, as amended effective January 1, 2005. Under the agreement, Mr. Antonopoulos will also serve as the Chairman of the Board and Chief Executive Officer of Holding and the Chairman of the Board and Chief Executive Officer of the Company’s insurance subsidiaries, excluding Seneca and its subsidiaries. The agreement provides for an initial two-year term with automatic one-day extensions thereafter, such that the employment period at any time is two years unless notice is given by either Mr. Antonopoulos or Holding stating that the term will not be extended. Mr. Antonopoulos will be compensated for services rendered with an annual base salary of $700,000 (increased from $500,000 under the terms of the original employment agreement), which will be reviewed by the board of directors of Fairfax within a 90-day period following January 1st of each year that the agreement remains in effect, with a minimum annual base salary set at $700,000. In addition, Mr. Antonopoulos may receive an annual cash bonus awarded solely at the discretion of Fairfax or the Company. Mr. Antonopoulos is also entitled to participate in The United States Fire Insurance Company 2003 Extraordinary Bonus Plan and the Crum & Forster Holdings Corp. Long Term Incentive Plan and will receive reimbursement of reasonable business expenses, a club membership, an automobile, personal financial planning and property tax equalization. In the event Mr. Antonopoulos is terminated by the Company without “cause”, or he resigns employment for “good reason” (including a “change in control”), Mr. Antonopoulos will continue to receive, for three years following termination, his base salary and an annual cash bonus equal to his base salary on the date of termination, plus all miscellaneous health, death and disability benefits to which he was entitled immediately prior to termination. In addition, upon such termination of his employment, the vesting provisions of the Fairfax Financial Restricted Share Plan, the Crum & Forster Holdings Corp. Long Term Incentive Plan and The United States Fire Insurance Company 2003 Extraordinary Bonus Plan are accelerated and the Company will provide placement services for one year at no cost to Mr. Antonopoulos. Mr. Antonopoulos is subject to post-termination non-solicitation covenants for one year following termination of employment and to a perpetual confidentiality covenant.
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
Joseph F. Braunstein
Mr. Braunstein serves as President of the Company’s insurance subsidiaries, excluding CF Specialty, CF Indemnity and Seneca and its subsidiaries, pursuant to an employment agreement with the Company, Holding and Fairfax effective as of January 1, 2005, which terminated his prior employment agreement. The agreement provides for an initial two-year term with automatic one-day extensions thereafter, such that the employment period at any time is two years unless notice is given by either Mr. Braunstein or Holding stating that the term will not be extended. Mr. Braunstein will be compensated for services rendered with an annual base salary of $500,000, which will be reviewed by the board of directors of Fairfax and the Chief Executive Officer of Holding within a 90-day period following January 1st of each year that the agreement remains in effect, with a minimum annual base salary set at $500,000. In addition, Mr. Braunstein may receive an annual cash bonus awarded solely at the discretion of Fairfax or the Company. Mr. Braunstein is also entitled to participate in The United States Fire Insurance Company 2003 Extraordinary Bonus Plan and the Crum & Forster Holdings Corp. Long Term Incentive Plan and will receive reimbursement of reasonable business expenses, a club membership, an automobile and personal financial planning. Termination without “cause”, resignation for “good reason”, accelerated vesting provisions and post-termination non-solicitation and confidentiality covenants applicable to Mr. Braunstein are the same as those provided to Mr. Antonopoulos, as described above.

Compensation Committee Interlocks and Insider Participation
The entire board of directors of the Company, Messrs. Watsa, Bennett, Griffiths and Hartog, performed similar functions to a compensation committee for 2005. Mr. Watsa, Chairman of the Board of the Company and Chairman and Chief Executive Officer of Fairfax, served as the Chief Executive Officer of the Company until March 31, 2004.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

	Shares of Common Stock
Name of Person or Group	Shares Owned	Percent of Total
Fairfax Inc.[1]	100	100%
Officers, directors as a group	—	—

[1]
Fairfax Inc. is a subsidiary of Fairfax. The principal office address of Fairfax Inc. is 300 First Stamford Place, Stamford Connecticut 06902. The Sixty Two Investment Company Limited (“Sixty Two”), a company controlled by V. Prem Watsa, the Company’s Chairman, owns subordinate and multiple voting shares representing 47.6% of the total votes attached to all classes of shares of Fairfax. Mr. Watsa himself beneficially owns and controls additional subordinate voting shares, which, together with the shares owned by Sixty Two, represent 48.4% of the total votes attached to all classes of Fairfax’s shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Investment Agreements
Crum & Forster Holdings Corp. and each of Crum & Forster’s insurance subsidiaries have entered into investment agreements with Hamblin Watsa and Fairfax. The investment agreements provide for an annual base fee of .3% of the total assets managed, with certain exclusions, and additional incentive fees based on performance relative to appropriate benchmarks, (provided that any fees exceeding this threshold may be carried forward). The maximum annual investment management fees payable in cash in any one year is limited to .4%. There is no maximum annual investment fee provision for the Company. In addition, other than the investment agreements with North River and CF Insurance, the investment agreements provide that, subject to certain restrictions, Hamblin Watsa may sell securities between Crum & Forster affiliates. These investment agreements may be terminated by any party on 30 days’ written notice. For the year ended December 31, 2005, total fees of $13.9 million were incurred for services under these agreements.
Investments in and Transactions With Affiliates
In December 2005, the Company acquired 398,837 units of the Dalton Greater China Fund, an affiliate, for consideration of $8 million.
In August 2005, the Company completed the sale of one million shares of Zenith National Insurance Corp. (“Zenith”) common stock at a price of $66 per share. The Company received net proceeds of $66 million from the transaction, resulting in a pre-tax realized gain of $38 million. On February 7, 2006, the Company sold its remaining Zenith shares for proceeds of $169.3 million and a realized gain of $106.6 million.

In June 2005, Advent Capital (Holdings) PLC (“Advent”), an affiliate of the Company, completed a public offering of its common stock. The Company purchased its pro-rata share equal to $8.3 million in the offering and, accordingly, suffered no dilution of its 11.4% ownership interest. Concurrent with the offering, Advent’s common stock was listed for trading on the Alternative Investment Market of the London Stock Exchange.
The Company’s investment in Advent is carried at fair value and included in equity securities on the consolidated balance sheets. At December 31, 2005, the Company’s investment in Advent has a fair value of $13.3 million and an unrealized loss of $6 million.
Reinsurance Agreements
The Company has numerous reinsurance agreements in effect that include subsidiaries of Odyssey, nSpire, Fairmont, TIG and Lombard General Insurance Company of Canada (“Lombard”), each an affiliate of Fairfax. Under these arrangements the Company’s affiliated reinsurers participate in varying layers of risk across most of the Company’s lines of business, including property, umbrella, workers’ compensation, directors’ and officers’ liability, surety, environmental liability and technology errors and omissions, and the Company has assumed risk from other affiliates relating to surety and property catastrophe business. The majority of these agreements may be terminated on 90 days’ notice or less. For the year ended December 31, 2005, the Company ceded $8.9 million in premiums to Odyssey America and $44.3 million to nSpire. The Company also assumed $0.3 million in premiums from Lombard for the year ended December 31, 2005. Other than the following, participation by affiliates of the Company in each agreement is limited to 20% or less of the total reinsurance purchased under the agreement:
•	Under an agreement effective June 1, 2005, which provides reinsurance for the Company’s management protection business, including directors’ and officers’ liability, employment practices liability, fiduciary liability and fidelity, nSpire has a 100% participation in the Company’s excess of loss reinsurance. This contract provides coverage of up to $8 million in excess of the Company’s retention of $2 million for new and renewal primary policies. nSpire also has a 100% participation in the Company’s variable quota share reinsurance treaty for excess policies under which nSpire assumes 60% of policy limits up to $5 million and 80% of policies from $5 million to $10 million. The ceding commission is 27.5% under both treaties;

•	Under agreements effective May 1, 2003, which provide reinsurance for the Company’s surety bond business, nSpire has a 100% participation in the Company’s excess of loss reinsurance (subject to a 10% co-participation by the Company), which provides up to $7.5 million of coverage in excess of the retention of $7.5 million per principal and has a 100% participation on the per bond variable quota share reinsurance. The ceding commission rate under the variable quota share is 42.5% and the percent ceded varies from 20% to 77.5%, depending on the bond penalty;

•	In a number of reinsurance treaties that provide coverage for Seneca’s directors’ and officers’ liability, employment practices, boiler and machinery, environmental and technology errors and omissions business for various periods from 1997 to the present, Odyssey participates in varying percentages up to 36% of the total coverage; and

•	Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. The agreement provides for a 10% ceding commission. This is a continuous-term agreement that can be cancelled by either party with 60 days’ prior written notice.
Claims Services and Management Agreements
Under an agreement effective July 1, 2000, the Company appointed RiverStone, a wholly-owned subsidiary of Fairfax, as its claims manager to handle certain claims, including asbestos, environmental, other latent and construction defects claims, referred to RiverStone by US Fire within the full policy limits and to recommend the amount of loss reserves to be established for each claim. In 2005, the Company paid fees of $3.6 million to RiverStone in connection with this agreement. The agreement is terminable by either party on 60 days’ written notice.
Information Technology Services Agreement
Under an agreement effective September 1, 2001, US Fire obtains certain information technology services on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. The agreement requires US Fire to make monthly payments based on a mutually agreed annual budget (annually adjusted to actual expenses), which payments amounted to $13.9 million in 2005 for capital and operating expenditures. Under the agreement, FITS is the prime contractor in overseeing, managing and providing information technology services, including software application development, voice support, arranging for third party licenses, capacity planning, manpower, data protection and asset lifecycle management. The initial term of the agreement is five years and US Fire has the option of extending the initial term for any number of successive one year periods on the same terms on 90 days’ written notice prior to the end of the then current term.

The agreement is renewable at the option of FITS, subject to agreement upon pricing and other terms and conditions. The agreement is terminable by US Fire at any time in whole or in part on 180 days’ written notice.
Fairfax Insurance Coverage
On behalf of the Company and its subsidiaries, Fairfax has purchased an insurance policy from a number of insurance companies rated A+ or better by A.M. Best covering comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability and company reimbursement, employment practices liability, fiduciary liability and special accident insurance. Additionally, Fairfax has purchased added individual directors’ and officers’ liability insurance protection. The Company’s share of the premiums paid in 2005 for this coverage was $1.4 million.
Tax Sharing Agreements
The Company participates in tax sharing agreements that provide for the inclusion of the Company in the consolidated federal income tax returns of Fairfax Inc. (the “Fairfax Group”), as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Subject to the tax sharing agreements discussed in this paragraph, every member of the Fairfax Group is severally liable for the federal income tax liabilities of the Fairfax Group, and may be liable under similar rules for state income or franchise taxes of the entire group. Under the tax sharing agreements, Crum & Forster and its insurance subsidiaries make payments to Fairfax Inc. equal to the amounts of federal income taxes that each company would pay, subject to some adjustments, if they each had filed their own separate federal income tax returns, and their shares of any state income or franchise taxes. Although the Company does not currently offset its losses (including amounts arising from interest expense on its senior notes) or losses of one of its subsidiaries against income of another in computing the federal income tax payments to Fairfax Inc. under the tax sharing agreements, during 2005, Fairfax Inc. and the Company reaffirmed, in writing, the Company’s interpretation of the agreements that all tax elections, including the election to file a consolidated tax return, are available to the Company. Furthermore, Fairfax Inc. confirmed its commitment to stand in the place of the tax authority for purposes of determining federal income tax payments, including the requirement to honor all valid tax elections.
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
Borrowing from Fairfax
In 2003, the Company entered into a non-interest bearing subordinated stand-by credit facility note with Fairfax whereby Fairfax will make available to Crum & Forster up to $40 million, which the Company may borrow from time to time only and so long as necessary to meet corporate obligations. Amounts borrowed under the note to Fairfax are due in 2018 but may be paid back early without penalty, provided that such payment is permitted under the indenture. The Company’s obligations under the credit facility note to Fairfax are subordinated to the Company’s senior indebtedness. Amounts borrowed under the credit facility note do not bear interest. There have been no borrowings under this agreement since its inception in 2003.
US Fire, North River, CF Insurance and CF Indemnity have each entered into master securities repurchase agreements with Fairfax. Each agreement provides for the repurchase of securities that are transferred to Fairfax from time to time in order to provide liquidity in the event that the Company is required to pay claims or other corporate obligations, subject to an aggregate limitation for US Fire and North River of $100 million and $5 million for each of CF Indemnity and CF Insurance. Under each agreement, the Company is obligated to repurchase from Fairfax the securities that are transferred for this purpose before the end of the calendar year in which the original purchase took place at a price equal to the amount initially raised from their sale plus the stated interest rate of each security pursuant to its initial sale. During the time that such securities are transferred to Fairfax, the Company is entitled to receive the income payable on such securities. There have been no transactions under these agreements in 2005.
Other Agreement
The Company receives income from subleases of office space to Fairfax affiliates. Sublease income received from affiliates in 2005 amounted to $0.5 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s principal accountants are PricewaterhouseCoopers LLP (“PwC”). Aggregate fees billed and services provided are summarized as follows:

	Years Ended December 31,
	2005	2004
Audit fees	$878,197	$769,680
Audit-related fees	669,011	601,471
Tax fees	—	2,000
All other fees	1,690	1,590

Total fees billed by principal accountants	$1,548,898	$1,374,741

Audit Fees
The aggregate fees billed for the years ended December 31, 2005 and 2004 for professional services rendered by PwC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Forms 10-Q or for services that are normally provided by PwC in connection with statutory and regulatory filings or engagements totaled $878,197 and $769,680, respectively.
Audit-Related Fees
The aggregate fees billed for the years ended December 31, 2005 and 2004 for audit-related services totaled $669,011 and $601,471, respectively. Audit-related services performed by PwC in 2005 and 2004 consisted primarily of providing advice with respect to the review of management’s assessment of internal control over financial reporting, state insurance examinations and audit of the Company’s benefit plans.
Tax Fees
Aggregate fees for services billed in 2005 and 2004 were $0 and $2,000 for tax return and consulting services.
All Other Fees
The aggregate fees billed for each of the years ended December 31, 2005 and 2004 for all other services totaled $1,690 and $1,590 and consisted of fees for online accounting database subscription services.
Audit Committee Pre-Approval Policies and Procedures
All services to be performed for the Company by PwC must be pre-approved by the Company’s audit committee. The audit committee has delegated the authority to grant such pre-approvals to the committee chairman, which approvals are then ratified by the full committee at its next regular meeting. Typically, however, the full audit committee grants pre-approval.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules
See index to financial statements and related financial statement schedules on page 119.

Exhibits

Exhibit
Number	Exhibit	Location*
3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.1	Indenture between Crum & Forster Funding Corp. and The Bank of New York effective as of June 5, 2003	Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.2	First Supplemental Indenture among the Company, Crum & Forster Funding Corp. and The Bank of New York effective as of June 30, 2003	Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Exhibit 10.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Exhibit 10.3 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Exhibit 10.6 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.11	Intentionally left blank

10.12	Tax Allocation Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.14	Tax Allocation Agreement among the Company, Fairfax Inc., Odyssey Re Holdings Corp., RiverStone Group, LLC and TIG Holdings, Inc. effective as of January 1, 2000	Exhibit 10.14 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*
10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.17	Addendum to the Tax Sharing Agreement between Fairfax Inc. and Crum & Forster Holding Inc., effective as of January 1, 2005.	Exhibit 10.17 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.18	Administrative Services Agreement between US Fire and Fairfax Information Technology Services, Inc. effective as of January 1, 2001	Exhibit 10.18 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.19	Services Agreement between TIG Insurance Company and US Fire effective as of January 1, 2000	Exhibit 10.19 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.20	Services Agreement between TIG Insurance Company and CF Indemnity effective as of January 1, 2000	Exhibit 10.20 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.21	Claims Service and Management Agreement between US Fire and RiverStone Claims Management LLC effective as of July 1, 2000	Exhibit 10.21 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.22	Claims Service and Management Agreement between US Fire and International Insurance Company effective as of October 1, 2001	Exhibit 10.22 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.24	Standby Credit Facility Note between the Company and Fairfax effective as of June 30, 2003	Exhibit 10.24 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.25	Intentionally left blank

10.26	Supplemental Individual Retirement Plan of US Fire effective as of August 13, 1998	Exhibit 10.26 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.27	Intentionally left blank

10.28	Intentionally left blank

10.29	Employment Agreement of Bruce Esselborn effective as of October 1, 1999	Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.

10.30	Aggregate Stop Loss Reinsurance Treaty between the Company and ORC Re Limited effective as of January 1, 2001	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.31	Retirement and Consulting Agreement of Bruce Esselborn effective as of June 15, 2004	Exhibit 10.31 to the Form 10-Q of the Company for the period ended September 30, 2004, filed on November 5, 2004.

10.32	Amended and Restated Employment Agreement of Nikolas Antonopoulos effective as of January 1, 2005	Exhibit 10.32 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.33	Amended and Restated Employment Agreement of Mary Jane Robertson effective as of January 1, 2005	Exhibit 10.33 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.34	Employment Agreement of Joseph Braunstein effective as of January 1, 2005	Exhibit 10.34 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.35	Crum & Forster Holdings Corp. Long Term Incentive Plan	Exhibit 10.35 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

Exhibit
Number	Exhibit	Location*
10.36	Addendum to the Tax Sharing Agreement between Fairfax Inc. and the Company effective as of January 1, 2005	Exhibit 10.36 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.37	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2005	Exhibit 10.37 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.38	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2005	Exhibit 10.38 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

12.1	Statement Regarding Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges	Filed herewith.

14.1	Code of Ethics for Senior Financial Officers	Exhibit 14.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

21.1	List of the Company’s Subsidiaries	Filed herewith.

24.1	Power of Attorney	Included on the signature page hereof.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Exhibits not filed herewith are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: March 21, 2006	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: March 21, 2006	By:	/s/ Mary Jane Robertson
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

Signature		Title	Date

By: /s/	V. Prem Watsa	Chairman of the Board	March 21, 2006

V. Prem Watsa

By: /s/	Nikolas Antonopoulos	President and Chief Executive Officer	March 21, 2006

Nikolas Antonopoulos

By: /s/	Mary Jane Robertson	Executive Vice President, Chief Financial Officer and Treasurer	March 21, 2006

Mary Jane Robertson

By: /s/	Frank B. Bennett	Director	March 21, 2006

Frank B. Bennett

By: /s/	Anthony F. Griffiths	Director	March 21, 2006

Anthony F. Griffiths

By:		Director

Robbert Hartog

INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES

Page
Number
Consolidated Financial Statements	71

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	120
Schedule I—Summary of Investments Other Than Investments in Related Parties	121
Schedule II—Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2005 and 2004 (Parent Company Only)	122
Schedule II—Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2005, 2004 and 2003 (Parent Company Only)	123
Schedule II—Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2005, 2004 and 2003 (Parent Company Only)	124
Schedule III—Supplementary Insurance Information	*
Schedule IV—Reinsurance	*
Schedule V—Valuation and Qualifying Accounts	125
Schedule VI—Supplementary Insurance Information	*

* Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
To the Board of Directors and Shareholder of Crum & Forster Holdings Corp. and Subsidiaries:
Our audits of the consolidated financial statements referred to in our report dated March 21, 2006 appearing in this 2005 annual report on Form 10-K of Crum & Forster Holdings Corp. and subsidiaries also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
New York, New York
March 21, 2006

SCHEDULE I
CRUM & FORSTER HOLDINGS CORP.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(Dollars in thousands)

	At December 31, 2005
			Amount at
			which
	Cost or		Shown in
	Amortized	Estimated	the Balance
	Cost	Fair Value	Sheet [1]
Fixed income securities:
United States government and government agencies and authorities	$1,757,178	$1,696,062	$1,696,062
States, municipalities and political subdivisions	7,144	7,143	7,143
Public utilities	5,080	5,813	5,813
Other corporate fixed income securities	304,041	282,100	282,100

Total fixed income securities	2,073,443	1,991,118	1,991,118

Equity securities:
Common stocks	411,915	417,668	586,009
Preferred stocks	—	—	9,935

Total equity securities	411,915	417,668	595,944

Other invested assets	117,720	xxx,xxx	391,132

Total investments	$2,603,078	$x,xxx,xxx	$2,978,194

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$1,705	$752
Restricted cash and cash equivalents	—	16,212
Investments in consolidated subsidiaries	1,205,800	1,121,219
Other invested assets	6,358	8,395
Deferred income taxes	34,029	20,849
Accrued investment income	4	19
Other assets	8,626	9,787

Total assets	$1,256,522	$1,177,233

LIABILITIES
Accounts payable and other liabilities	$2,859	$4,193
Accounts payable to affiliates	—	10
Long-term debt	292,470	291,841

Total liabilities	295,329	296,044

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	53,443	55,875
Retained earnings	166,757	84,321

Total shareholder’s equity	961,193	881,189

Total liabilities and shareholder’s equity	$1,256,522	$1,177,233

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
REVENUES
Equity in earnings of subsidiaries	$180,463	$46,594	$152,015
Investment income	1,096	478	545

Total revenues	181,559	47,072	152,560

EXPENSES
Interest expense	32,915	33,159	18,677
Realized investment losses (gains)	4,254	(2,395)	—
Other expense, net	1,661	4,175	6,898

Total expenses	38,830	34,939	25,575

Income before income taxes	142,729	12,133	126,985
Income tax benefit	(13,207)	(12,062)	(8,760)

NET INCOME	$155,936	$24,195	$135,745

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$155,936	$24,195	$135,745
Adjustments to reconcile net income to net cash from operating activities:
Earnings of equity method investees	(180,463)	(46,594)	(152,015)
Dividends received from subsidiary	93,400	77,000	—
Realized investment losses (gains)	4,254	(2,395)	—
Net accretion of discount on fixed income securities	2	274	328
Amortization	1,790	1,763	945
Deferred income tax benefit	(13,207)	(12,062)	(8,760)
Changes in:
Other assets	16,300	31,081	18,175
Accounts payable and other liabilities	(1,332)	546	3,567
Accounts payable to affiliates	(10)	(4,945)	1,977

Net cash from operating activities	76,670	68,863	(38)

INVESTING ACTIVITIES
Purchases of other invested assets	(2,217)	(6,000)	—

FINANCING ACTIVITIES
Dividends paid to shareholder	(73,500)	(61,500)	(217,885)
Deferred financing costs	—	(974)	(10,635)
Issuance of long-term debt	—	—	290,955
Interest escrow deposit	—	—	(63,115)
Capital contributions	—	—	1,076

Net cash from financing activities	(73,500)	(62,474)	396

Net change in cash and cash equivalents	953	389	358
Cash and cash equivalents, beginning of year	752	363	5

Cash and cash equivalents, end of year	$1,705	$752	$363

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,125	$31,404	$16,427

SCHEDULE V
CRUM & FORSTER HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Balance at	Charges to		Charged to			Balance at
		Beginning	Costs and		Other			End of
Year	Description	of Year	Expenses		Accounts		Deductions	Year

2005	Reserve for uncollectible premiums	$23,859	—		1,509	[1]	(931)[2]	$24,437
2004	Reserve for uncollectible premiums	$22,359	—		1,787	[1]	(287)[2]	$23,859
2003	Reserve for uncollectible premiums	$22,095	—		1,611	[1]	(1,347)[2]	$22,359

2005	Reserve for uncollectible reinsurance	$40,930	7,206	[3]			(13,695)[4]	$34,441
2004	Reserve for uncollectible reinsurance	$39,882	5,000	[3]	—		(3,952)[4]	$40,930
2003	Reserve for uncollectible reinsurance	$35,542	5,281	[3]	—		(941)[4]	$39,882

2005	Reserve for uncollectible loss deductibles	$5,738	3,000	[5]			(58)[6]	$8,680
2004	Reserve for uncollectible loss deductibles	$10,960	(4,604)[5]		—		(618)[6]	$5,738
2003	Reserve for uncollectible loss deductibles	$7,208	4,008	[5]	—		(256)[6]	$10,960

[1]	Primarily represents increases to the reserve for uncollectible premiums charged against premiums earned.

[2]	Primarily represents uncollectible premiums written off to the reserve.

[3]	Primarily represents increases to the reserve for uncollectible reinsurance charged to losses and LAE.

[4]	Primarily represents uncollectible reinsurance recoverable balances written off to the reserve.

[5]	Primarily represents increases (decreases) to the reserve for uncollectible loss deductibles that are charged to losses and LAE.

[6]	Primarily represents uncollectible loss deductibles written off to the reserve.