Form 10-Q
period 2006-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2006-05-02
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006	Commission File Number: 333-84068
Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
305 Madison Avenue, Morristown, New Jersey 07962
(Address of principal executive office)
(973) 490-6600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 2, 2006

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,979,553 and $2,073,443 in 2006 and 2005, respectively)	$1,838,040	$1,991,118
Equity securities, at fair value (cost of $553,900 and $503,942 in 2006 and 2005, respectively)	573,584	595,944
Other invested assets	409,266	391,132

Total investments	2,820,890	2,978,194
Cash and cash equivalents	312,794	245,441
Assets pledged for short-sale obligations	479,999	496,903
Premiums receivable	272,089	245,795
Reinsurance recoverable	1,767,420	1,806,082
Reinsurance recoverable from affiliates	292,690	304,033
Prepaid reinsurance premiums	32,070	31,308
Deferred income taxes	232,569	175,207
Deferred policy acquisition costs	78,026	70,807
Other assets	192,819	129,109

Total assets	$6,481,366	$6,482,879

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,640,968	$3,673,034
Unearned premiums	548,938	499,551
Accounts payable and other liabilities	286,201	264,525
Funds held under reinsurance contracts	278,407	277,868
Deferred income on retroactive insurance	181,119	184,498
Short-sale obligations	344,050	329,740
Long-term debt	292,640	292,470

Total liabilities	5,572,323	5,521,686

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	(35,070)	53,443
Retained earnings	203,120	166,757

Total shareholder’s equity	909,043	961,193

Total liabilities and shareholder’s equity	$6,481,366	$6,482,879

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months
	Ended March 31,
	2006	2005
	(Unaudited)
REVENUES
Premiums earned	$246,719	$231,554
Investment income	56,458	34,657
Realized investment gains	121,822	14,250

Total revenues	424,999	280,461

EXPENSES
Losses and loss adjustment expenses	169,012	153,633
Policy acquisition costs	31,233	30,414
Other underwriting expenses	39,025	33,395
Interest expense	8,241	8,224
Other expense, net	2,664	1,308

Total expenses	250,175	226,974

Income before income taxes and equity in earnings of investees	174,824	53,487
Income tax expense	60,320	18,365

Income before equity in earnings of investees	114,504	35,122
Equity in earnings of investees, net of tax	1,859	4,433

NET INCOME	$116,363	$39,555

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance, beginning of period	53,443	55,875
Unrealized investment losses, net of transfers to realized investment gains and losses	(88,775)	(13,471)
Foreign currency translation	262	(1,184)

Balance, end of period	(35,070)	41,220

RETAINED EARNINGS
Balance, beginning of period	166,757	84,321
Net income	116,363	39,555
Dividend to shareholder	(80,000)	—

Balance, end of period	203,120	123,876

TOTAL SHAREHOLDER’S EQUITY	$909,043	$906,089

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
NET INCOME	$116,363	$39,555

Change in components of other comprehensive (loss) income for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(136,578)	(20,726)
Foreign currency translation	403	(1,821)

Other comprehensive loss for the period, before tax	(136,175)	(22,547)

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit from unrealized investment losses	47,803	7,255
Deferred income tax (expense) benefit from foreign currency translation	(141)	637

Total deferred income tax benefit for the period	47,662	7,892

Other comprehensive loss for the period, net of tax	(88,513)	(14,655)

COMPREHENSIVE INCOME	$27,850	$24,900

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$116,363	$39,555
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(2,141)	(18)
Realized investment gains	(121,822)	(14,250)
Earnings of equity method investees	(26,757)	(14,913)
Depreciation and amortization	816	865
Deferred income tax benefit	(9,701)	(1,562)
Other non-cash net income adjustments	4,199	4,080
Changes in:
Premiums receivable	(27,044)	8,485
Reinsurance recoverable	43,717	(37,692)
Prepaid reinsurance premiums	(762)	873
Deferred policy acquisition costs	(7,219)	(207)
Other assets	26,509	19,073
Unpaid losses and loss adjustment expenses	(32,065)	31,124
Unearned premiums	49,387	6,973
Accounts payable and other liabilities	13,795	37,792

Net cash from operating activities	27,275	80,178

INVESTING ACTIVITIES
Purchases of fixed income securities	(85,245)	(93,427)
Proceeds from sales of fixed income securities	174,621	42,703
Purchases of equity securities	(134,811)	(109,767)
Proceeds from sales of equity securities	197,149	75,947
Purchases of other invested assets	(546)	(39,279)
Proceeds from sales of other invested assets	3,371	664
Proceeds from short-sale obligations	—	100,013
Cash pledged for short-sale obligations	(34,252)	(105,826)
Purchases of fixed assets	(209)	(108)

Net cash from investing activities	120,078	(129,080)

FINANCING ACTIVITIES
Dividend to shareholder	(80,000)	—

Net cash from financing activities	(80,000)	—

Net change in cash and cash equivalents	67,353	(48,902)
Cash and cash equivalents, beginning of period	245,441	429,205

Cash and cash equivalents, end of period	$312,794	$380,303

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid to parent for income taxes	$23,168	$1,957

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
1.	Organization and Basis of Presentation
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2006.
The interim financial data at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
2.	Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Gross unpaid losses and LAE, beginning of period	$3,673,034	$3,370,936
Less ceded unpaid losses and LAE	1,682,768	1,360,996

Net unpaid losses and LAE, beginning of period	1,990,266	2,009,940

Losses and LAE incurred related to:
Current period	171,445	158,902
Prior years	(2,433)	(5,269)

Total losses and LAE incurred	169,012	153,633

Losses and LAE paid related to:
Current period	8,106	8,980
Prior years	157,176	148,918

Total losses and LAE paid	165,282	157,898

Net unpaid losses and LAE, end of period	1,993,996	2,005,675
Add ceded unpaid losses and LAE	1,646,972	1,396,385

Gross unpaid losses and LAE, end of period	$3,640,968	$3,402,060

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheet follows:

March 31,
2006
Ceded unpaid losses and LAE in the table above	$1,646,972
Reconciling items:
Reinsurance recoverable on paid losses and LAE	58,904
Unamortized retroactive reinsurance recoverable	375,744
Loss sensitive cession[1]	(21,510)

Total reconciling items	413,138

Reinsurance recoverable on the consolidated balance sheet	$2,060,110

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3.	Asbestos and Environmental Losses and Loss Adjustment Expenses
Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$469,199	$522,685
Less ceded unpaid losses and ALAE	92,418	113,891

Net unpaid losses and ALAE, beginning of period	376,781	408,794
Net losses and ALAE incurred	—	—
Net paid losses and ALAE	9,598	15,766

Net unpaid losses and ALAE, end of period	367,183	393,028
Add ceded unpaid losses and ALAE	93,895	106,492

Gross unpaid losses and ALAE, end of period	$461,078	$499,520

	2006	2005
Environmental
Gross unpaid losses and ALAE, beginning of period	$111,536	$123,353
Less ceded unpaid losses and ALAE	37,293	38,190

Net unpaid losses and ALAE, beginning of period	74,243	85,163
Net losses and ALAE incurred	—	—
Net paid losses and ALAE	1,768	6,990

Net unpaid losses and ALAE, end of period	72,475	78,173
Add ceded unpaid losses and ALAE	35,334	36,457

Gross unpaid losses and ALAE, end of period	$107,809	$114,630

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, mold and gas and vapors of $22,886 and $20,869, net of reinsurance, at March 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
4.	Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Premiums written:
Direct	$310,368	$286,019
Assumed from other companies, pools, or associations	36,833	2,424
Ceded to other companies, pools or associations	(51,857)	(49,043)

Net premiums written	$295,344	$239,400

Premiums earned:
Direct	$282,683	$278,856
Assumed from other companies, pools, or associations	14,967	2,614
Ceded to other companies, pools or associations	(50,931)	(49,916)

Premiums earned	$246,719	$231,554

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2006	2005
Reinsurance recoverable on unpaid losses and LAE	$2,001,206	$2,040,381
Reinsurance receivable on paid losses and LAE	58,904	69,734

Total reinsurance recoverable	$2,060,110	$2,110,115

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Three Months Ended
	March 31,
	2006	2005
Investment income	$(4,818)	$(4,887)
Losses and LAE	(3,379)	(3,690)

Income before income taxes	$(1,439)	$(1,197)

At March 31, 2006, reinsurance recoverable includes $415,953 and $428,808 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $490,528 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.
Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2006	2005
Ceded losses and LAE	$—	$—
Less: funds held interest charged to investment income	909	1,265

Decrease in income before income taxes	$(909)	$(1,265)

Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2006	2005
Increase in reinsurance recoverable due from insurers	$—	$—
Less: related premiums paid	—	—

Income deferred during the period	—	—
Amortization of deferred income	(3,379)	(3,690)

Decrease in deferred income	(3,379)	(3,690)
Deferred income on retroactive reinsurance—beginning of period	184,498	223,360

Deferred income on retroactive reinsurance—end of period	$181,119	$219,670

Funds held interest charged to investment income	$3,909	$3,622

For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 22, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5.	Investments and Short-Sale Obligations
In February 2006, the Company sold its remaining shares of Zenith National Insurance Corp. for proceeds of $169,311 and a realized gain of $106,578.
The Company has purchased credit default swaps on securities issued by various U.S. companies, primarily in the banking, mortgage and insurance industries. These credit default swaps serve as hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial reverses associated with any or all of these issuers or the industries in which they operate. At March 31, 2006 and December 31, 2005, the fair value of the Company’s credit default swaps was $26,700 and $33,559, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded net realized investment losses of $6,859 and gains of $468, respectively, as a result of changes in the fair value of the credit default swaps.
As an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) in July 2004 and January 2005 totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60,000. The total cost of the Options was $8,217. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. For the three months ended March 31, 2006 and 2005, the change in the fair value of the SPDRs obligation amounted to a loss of $14,310 and a gain of $4,691, respectively, and the change in the fair value of the Options amounted to a loss of $1,046 and $3,680, respectively. The net change in the fair value of the SPDRs obligation and the Options is included in realized investment gains on the consolidated statement of income. The fair values of the SPDRs obligation and the Options at March 31, 2006 and 2005 amounted to a liability of $344,050 and $312,700, respectively, and an asset of $5,312 and $6,931, respectively. The Company also incurs additional expense in an amount equal to the dividend earnings on the SPDRs sold. Dividend earnings on the SPDRs amounted to $1,377 and $1,238, respectively, for the three months ended March 31, 2006 and 2005 and are included as an investment expense on the consolidated statement of income.
In connection with the SPDRs transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the SPDRs. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets. At March 31, 2006, the fair value of the assets pledged for the purchase of the SPDRs totaled $479,999.
The Company owns 1.2% of the common shares of Odyssey Re Holdings Corp. (“Odyssey”), for which the Company uses the equity method of accounting. The Company has determined that the cumulative effect on its results of Odyssey’s restatement of its financial statements as of and for each of the six years ended December 31, 2005 was not material.
6.	Commitments and Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
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
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company and US Fire intend to defend vigorously the action.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
7.	Segment Reporting
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Workers’ compensation	$74,800	$71,336
General liability	56,852	49,307
Commercial automobile	49,996	45,091
Property	49,038	47,992
Commercial multi-peril	12,340	11,524
Surety	3,693	6,304

Total premiums earned	$246,719	$231,554

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2006		2005
	Amount	Ratio	Amount	Ratio

Workers’ compensation	$57,756	77.2%	$65,128	91.3%
General liability	43,228	76.0%	32,364	65.6%
Commercial automobile	30,096	60.2%	26,441	58.6%
Property	29,826	60.8%	16,242	33.8%
Commercial multi-peril	4,792	38.8%	6,510	56.5%
Surety	3,314	89.7%	6,948	110.2%

Total losses and LAE	$169,012	68.5%	$153,633	66.3%

The first quarter 2005 results were affected by favorable development in the property line of business associated with the 2004 hurricanes and strengthening of loss and LAE reserves in the workers’ compensation line of business.
The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to the critical accounting policies and estimates, the consolidated results of operations, financial condition, liquidity and capital resources of the Company for the interim periods indicated. Within this discussion, the terms “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company and Crum and Forster Insurance Company. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. The term “Fairfax” refers to Fairfax Inc., Crum & Forster’s parent company, and Fairfax Financial Holdings Limited, which holds a 100% indirect interest in Fairfax Inc.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
All dollar amounts are in thousands, unless otherwise indicated.
Statements Regarding Forward-Looking Information
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:
•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to obtain reinsurance coverage on reasonable terms and prices;

•	Competitive conditions in the insurance market;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Inability to realize the Company’s investment objectives;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Exposure to credit risk, in the event reinsurers or policyholders that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2006. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements and related notes thereto are prepared in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of material contingent assets and liabilities at the balance sheet date and the revenues and expenses reported during the relevant period. In general, management’s estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.
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
The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 22, 2006.
Unpaid losses and loss adjustment expenses
The most significant accounting estimates relate to the Company’s reserves for unpaid losses and loss adjustment expenses (“LAE”). Unpaid losses and LAE include reserves for both reported (case reserves) and unreported losses and LAE. When the Company is notified of insured losses, claims personnel set up case reserves for the estimated amount of settlement, if any, which excludes estimates of expenses to settle claims, such as legal and other fees and the general expenses of administering the claims adjustment process. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available.
Losses and LAE are charged to income as they are incurred. During the loss settlement period, reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the Company’s financial results in the periods in which they are made, and are referred to as prior period development. Due to the high level of uncertainty, revisions to these estimated reserves could have a material impact on the Company’s results of operations in the period recognized and actual payments for claims and LAE could ultimately be significantly different from estimates.
In 2005 and 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of the Company’s asbestos reserves, the Company strengthened its asbestos, environmental and other latent reserves by $44,646 and $100,542, respectively. No adjustment was made to asbestos, environmental or other latent reserves in the three months ended March 31, 2006.

Other than temporary declines in value of investments
The Company’s fixed income and equity securities are principally categorized as “available-for-sale” and are carried at their fair value based primarily on quoted market prices. Unrealized gains or losses on the Company’s investments, net of applicable income taxes, are included in other comprehensive income. Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time, which in the case of fixed income securities may mean until maturity, is outweighed by evidence to the contrary. Management also considers the Company’s ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if it is probable that the Company will be unable to collect all amounts due under the terms of the securities.
Recognition of impairment losses for declines in the value of fixed income and equity securities attributable to issuer-specific events is based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, the impact of issuer-specific events, current and expected future market and economic conditions, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price.
No other than temporary impairments were recorded for the three months ended March 31, 2006. For the three months ended March 31, 2005, charges for other than temporary impairments amounted to $3,889. See “Liquidity and Capital Resources – Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
At March 31, 2006 and December 31, 2005, reinsurance recoverable was $2,060,110 and $2,110,115, net of reserves for uncollectible reinsurance of $35,221 and $34,441, respectively. The provision for uncollectible reinsurance for the three months ended March 31, 2006 and 2005 was $2,000 and $1,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
At March 31, 2006, there are no valuation allowances against the Company’s deferred tax assets of $266,347. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change. Realization of the deferred tax asset under Statement of Financial Accounting Standards No. 109 ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, persistent underwriting losses resulting from significant events such as severe natural disasters, large settlements for asbestos or environmental claims or materially lower investment results. While underwriting losses reduced taxable income in years 2002 through the first quarter of 2006, the Company generated sufficient taxable income through capital gains and other investment income to realize deferred tax benefits of $61.3 million during this period.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States, including Fairmont producers as discussed below. The Company’s two largest producers accounted for approximately 9% and 7% of gross premiums written for the three months ended March 31, 2006.
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
Underwriting profit or loss expressed in dollars is considered a non-GAAP financial measure. The table at the beginning of the Results of Operations section that follows presents the separate contribution of underwriting and investment operations to income before income taxes on a GAAP basis. An understanding of a property and casualty insurance company’s financial condition, results of operations and profit and growth prospects begins with an assessment of the entity’s ability to underwrite effectively. Underwriting is the core business of such companies; investment operations are a separate function. Management monitors the Company’s consolidated results on this basis and likewise reports such results to its board of directors. Rating agencies and securities analysts also focus separately on underwriting and investment results. In annual and quarterly statements to state insurance regulators prepared in accordance with Statutory Accounting Practices, underwriting profit or loss is presented separately from investment results. Underwriting profit or loss, together with the related combined ratio, are widely followed measures in the property and casualty insurance industry.
Investment results are generally measured in terms of total return on assets under management. Growth in the Company’s cash and invested assets is also a key measure of investment performance.
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. Commencing in mid-2000 and through mid-2003, insurers generally achieved significant rate increases and improved terms and conditions. In 2003, however, market capacity expanded, particularly for property risks. In the fourth quarter of 2003 and through 2004 and 2005, property risks generally were written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005. For the first quarter of 2006, renewal pricing in the Company’s casualty lines continued to decline by single digits while renewal pricing in the Company’s property lines generally increased, with such increases varying largely based on potential exposure to catastrophes.

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. For the three months ended March 31, 2006, Fairmont reported gross premiums written, net premiums written and premiums earned of $33,718, $29,024 and $7,760, respectively, which included energy and agricultural, standard personal and commercial lines, accident and health and bail bond premiums. The Company did not assume the December 31, 2005 unearned premium reserves associated with the Fairmont business; accordingly, the Company’s premiums earned for the three months ended March 31, 2006 include only the portion of the Fairmont business effective on or after January 1, 2006 that was earned in the period.
The Company restructured its property reinsurance effective March 1, April 1 and May 1, 2006. Effective March 1, 2006, the Company restructured its $23 million in excess of $2 million property per risk treaty as follows: (1) the Company retains the first $5 million per insured; (2) the next $5 million in excess of $5 million is ceded on a per insured basis 100% to nSpire Re Limited (“nSpire”), a Fairfax affiliate; and (3) the next $15 million in excess of $10 million layer is reinsured on a per risk basis 100% by third party reinsurers. This treaty expires May 1, 2007.
Effective April 1, 2006, Seneca Insurance Company and its subsidiaries (“Seneca”) entered into a separate property catastrophe reinsurance treaty providing coverage of $25 million in excess of $5 million per occurrence for an annual premium of $2,625. Seneca was previously covered under the Company’s corporate-wide property catastrophe treaty. Odyssey America Reinsurance Corporation (“Odyssey America”), a Fairfax affiliate, has an 11.25% participation in the second layer of $10 million in excess of $10 million.
Effective May 1, 2006, the Company placed its property catastrophe treaty. The Company purchased $210 million of coverage in excess of $40 million per occurrence in three layers of $30 million, $80 million and $100 million. The Company retains approximately 57% of the first layer, 7% of the second layer and none of the third layer. NSpire has a 10% participation in the first layer. Odyssey America and nSpire participate approximately 13% in the aggregate in each of the second and third layers. The premium for the coverage, net of Company retentions, is $49,744. In the event of a covered loss equal to net and treaty limits, the Company’s net retained loss would be $62,653. The foregoing premium and net retained loss figures exclude Seneca.
Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Gross premiums written	$347,201	$288,443

Net premiums written	$295,344	$239,400

Premiums earned	$246,719	$231,554
Losses and LAE	169,012	153,633
Underwriting expenses	70,258	63,809

Underwriting income	7,449	14,112
Investment income and realized investment gains and losses	178,280	48,907
Interest and other expense	10,905	9,532

Income before income taxes and equity in earnings of investees	174,824	53,487
Income tax expense	60,320	18,365

Income before equity in earnings of investees	114,504	35,122
Equity in earnings of investees, net of tax	1,859	4,433

Net income	$116,363	$39,555

Loss and LAE ratio	68.5%	66.3%
Underwriting expense ratio	28.5	27.6

Combined ratio	97.0%	93.9%

Net income for the three months ended March 31, 2006 was $116,363 as compared to $39,555 for the three months ended March 31, 2005. The increase in net income was primarily due to a $106,578 gain on the sale of shares of Zenith National Insurance Corp. (“Zenith”), an increase of $15,476 in earnings from HWIC Asia Fund, an affiliated equity method investee, and lower underwriting income. The combined ratio increased to 97.0% in 2006 from 93.9% in 2005 reflecting a higher loss ratio due to price decreases on renewal policies combined with inflationary trends in loss costs. The addition of Fairmont’s business also contributed to the combined ratio increase by adding to the Company’s fixed expenses but only modestly to its premiums earned for the three months ended March 31, 2006.

Underwriting results
Gross premiums written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,
			Increase/	Percent
	2006	2005	(Decrease)	Change
Workers’ compensation	$82,594	$75,031	$7,563	10.1%
General liability	89,623	69,996	19,627	28.0%
Commercial automobile	66,366	52,199	14,167	27.1%
Property	88,796	71,428	17,368	24.3%
Commercial multi-peril	17,222	11,338	5,884	51.9%
Surety	2,600	8,451	(5,851)	(69.2)%

Total gross premiums written	$347,201	$288,443	$58,758	20.4%

For the three months ended March 31, 2006, gross premiums written increased by $58,758, or 20.4%, as compared to the three months ended March 31, 2005. The increase includes $33,718 of Fairmont’s premiums, of which $5,528, $10,962, $7,844, $2,702, $5,686 and $996 relate to the workers’ compensation, general liability, commercial automobile, property, commercial multi-peril and surety lines of business, respectively. Excluding Fairmont, gross premiums written increased by $25,040, or 8.7%, primarily due to an increase in new business of $22,399.
Casualty gross premiums written
For the three months ended March 31, 2006, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased by $41,357, or 21.0%, as compared to the three months ended March 31, 2005. This increase includes $24,334 of Fairmont’s premiums. Excluding Fairmont, gross premiums written increased by $17,023, or 8.6%, due to an increase in new business and a relatively stable renewal retention rate.
Property gross premiums written
For the three months ended March 31, 2006, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, increased by $17,401, or 19.1%, as compared to the three months ended March 31, 2005. This increase includes $9,384 of Fairmont’s premiums. Excluding Fairmont, gross premiums written increased by $8,017, or 8.8%, primarily due to an increase in new business.
Net premiums written
For the three months ended March 31, 2006, net premiums written increased by $55,944, or 23.4%, as compared to the three months ended March 31, 2005. This increase was generally in line with the growth in gross premiums written.
Premiums earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended March 31, 2006, premiums earned increased by $15,165, or 6.5%, as compared to the three months ended March 31, 2005. The lower increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increase in premiums written in the first quarter of 2006. A significant portion of the increase in premiums written was attributable to the addition of Fairmont’s business, only a small portion of which was earned in the three months ended March 31, 2006.

Losses and loss adjustment expenses
For the three months ended March 31, 2006, the Company’s calendar year loss and LAE ratio increased to 68.5% from 66.3% for the three months ended March 31, 2005. Fairmont’s loss and LAE ratio was consistent with the Company’s ratio. This increase is primarily due to the combined impact of modest price decreases on renewal policies, inflationary trends in loss costs and higher prior year favorable loss development. Included in prior year favorable loss development was $3,379 and $3,690 of amortization of deferred income on retroactive reinsurance contracts in the three months ended March 31, 2006 and 2005, respectively.
The accident year loss and LAE ratio was 69.5% for the three months ended March 31, 2006 compared to 68.6% for the three months ended March 31, 2005, primarily due to the combined impact of modest price decreases on renewal policies and inflationary trends in loss costs. The full year accident year 2005 loss ratio of 76.5% was negatively affected by hurricanes Katrina, Rita and Wilma.
Underwriting expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three months ended March 31, 2006, the Company’s underwriting expense ratio was 28.5% as compared to 27.6% for the three months ended March 31, 2005.
The Company’s policy acquisition expense ratio decreased to 12.7% for the three months ended March 31, 2006 from 13.2% for the three months ended March 31, 2005, primarily due to lower contingent commissions and lower premium taxes.
The Company’s other underwriting expense ratio increased to 15.8% for the three months ended March 31, 2006 from 14.4% for the three months ended March 31, 2005, of which 1.2 percentage points was due to the 2006 addition of Fairmont’s business, which added to the Company’s fixed expenses beginning January 1, 2006 but only modestly to its net premiums earned for the three months ended March 31, 2006.
Investment results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Average investments, at book value[1]	$3,648,829	$3,537,142

Investment income	$56,458	$34,657
Realized investment gains	121,822	14,250
Pre-tax equity in earnings of investees	2,860	6,820
Change in unrealized investment gains and losses and foreign currency translation	(136,175)	(22,547)

Total return on investments	$44,965	$33,180

Annualized total return on investments	4.9%	3.8%

[1]	Includes cash and cash equivalents and assets pledged for short-sale obligations

The Company manages its investment portfolio with an emphasis on total return. Total annualized rate of return was 4.9% and 3.8% for the three months ended March 31, 2006 and 2005, respectively. Funds held interest related to corporate aggregate reinsurance contracts reduced the annualized rate of return for the three months ended March 31, 2006 and 2005 by 0.6% and 0.5%, respectively. For the three months ended March 31, 2006, the increase in investment income of $21,801, or 62.9%, was primarily due to an increase of $15,476 in earnings from HWIC Asia Fund, an affiliated equity method investee.
Realized investment gains were $121,822 for the three months ended March 31, 2006 as compared to $14,250 for the three months ended March 31, 2005. The increase in realized investment gains was primarily due to a $106,578 gain on the sale of Zenith common shares.
Pre-tax equity in earnings of investees was $2,860 and $6,820 for the three months ended March 31, 2006 and 2005, respectively. The decrease in pre-tax equity in earnings of investees of $3,960 was primarily attributable to reduced earnings from Northbridge Financial Corporation (“Northbridge”) and Odyssey Re Holdings Corp (“Odyssey”). Northbridge contributed $3,893 and $6,102 to the Company’s pre-tax equity in earnings of investees in the three months ended March 31, 2006 and 2005, respectively. Odyssey contributed $(1,016) and $628 to the Company’s pre-tax equity in earnings of investees in the three months ended March 31, 2006 and 2005, respectively.
Interest and other expense
For the three months ended March 31, 2006, interest and other expenses were $10,905 compared to $9,532 for the three months ended March 31, 2005. The higher expense was primarily due to fluctuations in corporate expenses incurred.
Liquidity and Capital Resources
Holding company
As a holding company with no direct operations, the Company’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations (approximately $31.1 million per year), to pay corporate expenses and, ultimately, to repay the $300,000 aggregate principal amount of senior notes due 2013. Crum & Forster’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At March 31, 2006, US Fire reported statutory earned surplus of $197,690 and North River reported statutory earned surplus of $60,863. On March 29, 2006, US Fire paid the Company a cash shareholder dividend of $94,500. On March 30, 2006, the Company paid a cash shareholder dividend of $80,000 to Fairfax. North River is expected to pay the Company a shareholder dividend of $32.5 million in the second quarter of 2006 based on its dividend capacity of $32.5 million at December 31, 2005. Neither US Fire nor North River may pay additional dividends in 2006 without prior regulatory approval.
Cash used in financing activities, which relates principally to holding company activities, was $80,000 and $0 in the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, the cash used in financing activities was the result of a dividend of $80,000 paid to Fairfax.
Shareholder’s equity was $909,043 at March 31, 2006, as compared to $961,193 at December 31, 2005. The decrease was primarily the result of $88,775 of unrealized investment losses, net of transfers to realized investment gains and losses, and a dividend payment of $80,000 to Fairfax, partially offset by earnings of $116,363 during the first quarter of 2006.

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
Cash provided by operating activities for the three months ended March 31, 2006 was $27,275, as compared to $80,178 for the three months ended March 31, 2005. The unfavorable variance from the prior year is due primarily to additional net paid losses, partially related to catastrophe events, and a $21,211 increase in income tax payments as a result of higher realized investment gains.
Cash provided by investing activities for the three months ended March 31, 2006 was $120,078 as compared to cash used in investing activities of $129,080 in the three months ended March 31, 2005. In the three months ended March 31, 2006, proceeds from sales of fixed income and equity securities exceeded such proceeds in the corresponding 2005 period by $253 million.
Investments in available-for-sale fixed income and equity securities are summarized below:

	At March 31, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$1,696,912	$27	$155,243	$1,541,696
States, municipalities and political subdivisions	7,072	37	28	7,081
Other corporate fixed income securities	275,569	13,898	204	289,263

Total fixed income securities	1,979,553	13,962	155,475	1,838,040

Equity securities:
Common stocks	543,900	32,556	12,838	563,618
Preferred stocks	10,000	—	34	9,966

Total equity securities	553,900	32,556	12,872	573,584

Total available-for-sale securities	$2,533,453	$46,518	$168,347	$2,411,624

Certain individual available-for-sale securities had gross unrealized losses at March 31, 2006 totaling $168,347, of which $155,475 was attributable to fixed income securities and $12,872 was attributable to equity securities. The total gross unrealized losses of $168,347 represented 8.6% of the cost or amortized cost of such securities in the aggregate.
At March 31, 2006, U.S. Treasury securities accounted for substantially all of the $155,475 of gross unrealized losses in the fixed income portfolio. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.

At March 31, 2006, approximately $6,027, or 46.8%, of the equity portfolio gross unrealized losses was attributable to one security with an unrealized loss in excess of 10% of its cost at March 31, 2006. The subject Company is a Fairfax affiliate operating in the property reinsurance industry. Management believes that the value of this security has been affected by the 2005 catastrophe losses, particularly hurricanes Katrina, Rita, and Wilma. The Company has the ability and intent to hold such security for a period of time sufficient to allow a market recovery. Two other securities had unrealized losses aggregating $44 that exceeded 10% of their respective costs at March 31, 2006. The remaining balance of the unrealized losses was attributable to equity securities whose unrealized losses did not exceed 10% of their cost and which were not in a loss position for greater than 12 consecutive months.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At both March 31, 2006 and December 31, 2005, 93.2% of the Company’s fixed income securities were rated investment grade.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $376,985 and $350,603 at March 31, 2006 and December 31, 2005, respectively, and are included in other invested assets on the consolidated balance sheets. For the three months ended March 31, 2006 and 2005, earnings of equity method investees were $28,012 and $16,079, respectively. Earnings of investment companies and similar equity method investees of $25,152 and $9,259, in the three months ended March 31, 2006 and 2005, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $2,860 and $6,820 in the three months ended March 31, 2006 and 2005, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all equity method investees were $1,254 and $1,166 in the three months ended March 31, 2006 and 2005, respectively.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is principally exposed to three types of market risk related to its investment operations. These risks are interest rate risk, equity price risk and foreign currency exchange risk. The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. All market sensitive instruments discussed here relate to the Company’s investment portfolio.

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
Interest Rate Risk
At March 31, 2006, Crum & Forster’s investment portfolio included $1,969,435 of fixed income securities, including $131,395 of assets pledged for short-sale obligations, that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At March 31, 2006
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,539,954	$570,519	29.0%
100 basis point decline	$2,229,250	$259,815	13.2%
Base scenario	$1,969,435	$—	—%
100 basis point increase	$1,754,536	$(214,899)	(10.9)%
200 basis point increase	$1,573,242	$(396,193)	(20.1)%
Equity Price Risk
At March 31, 2006, the Company’s investment portfolio included $573,584 of equity securities. Marketable equity securities, which represented approximately 15.9% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, are exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $57,358 in the fair value of the equity portfolio at March 31, 2006. At December 31, 2005, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $59,594 in the fair value of the equity portfolio. The decrease in the Company’s exposure to equity price risk is the result of the decrease in the value of the equity portfolio from $595,944 at December 31, 2005 to $573,584 at March 31, 2006.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales totaling approximately $300,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to $60,000. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At March 31, 2006, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $431,990, or 12.0%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Indian rupee denominated and Canadian dollar denominated securities, which represented 4.3% and 4.1%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $43,199 at March 31, 2006. At December 31, 2005, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $39,743 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.
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
Part II
OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The Company and US Fire intend to vigorously defend the action.
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
The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated net income, financial position, or liquidity. However, it should be noted that the frequency of large damage awards in some jurisdictions, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given matter.
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
ITEM 5.   OTHER INFORMATION
Mr. Robbert Hartog retired as a director of the Company and chairman of its audit committee effective March 28, 2006. Mr. Paul Murray was elected to replace him on the board of directors and Mr. Frank B. Bennett was elected chairman of the Company’s audit committee. A Form 8-K was not required to be filed in connection with these changes to the board of directors of the Company.
ITEM 6.   EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: May 2, 2006	By:	/s/ Nikolas Antonopoulos

Nikolas Antonopoulos
President and Chief Executive Officer

Date: May 2, 2006	By:	/s/ Mary Jane Robertson

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

	99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006).

*	Filed herewith