Form 10-Q
period 2006-06-30
CRUM & FORSTER HOLDINGS CORP
filed 2006-08-21
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006	Commission File Number: 333-84068
Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 21, 2006

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,906,987 and $2,073,443 in 2006 and 2005, respectively)	$1,719,345	$1,991,118
Equity securities, at fair value (cost of $569,831 and $503,942 in 2006 and 2005, respectively)	581,869	595,944
Other invested assets	311,610	391,132

Total investments	2,612,824	2,978,194
Cash and cash equivalents	526,911	245,441
Assets pledged for short-sale obligations	525,656	496,903
Premiums receivable	256,402	245,795
Reinsurance recoverable	1,691,457	1,806,082
Reinsurance recoverable from affiliates	281,986	304,033
Prepaid reinsurance premiums	29,856	31,308
Deferred income taxes	271,286	175,207
Deferred policy acquisition costs	83,809	70,807
Other assets	126,512	129,109

Total assets	$6,406,699	$6,482,879

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,562,337	$3,673,034
Unearned premiums	580,904	499,551
Accounts payable and other liabilities	249,797	264,525
Funds held under reinsurance contracts	277,807	277,868
Deferred income on retroactive insurance	177,684	184,498
Short-sale obligations	362,348	329,740
Long-term debt	292,811	292,470

Total liabilities	5,503,688	5,521,686

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(98,885)	53,443
Retained earnings	260,903	166,757

Total shareholder’s equity	903,011	961,193

Total liabilities and shareholder’s equity	$6,406,699	$6,482,879

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
REVENUES
Premiums earned	$264,828	$241,980	$511,547	$473,534
Investment income	92,821	33,721	149,279	68,378
Realized investment gains	9,716	57,994	131,538	72,244

Total revenues	367,365	333,695	792,364	614,156

EXPENSES
Losses and loss adjustment expenses	181,681	162,537	350,693	316,170
Policy acquisition costs	37,546	34,342	68,779	64,756
Other underwriting expenses	41,597	32,232	80,622	65,627
Interest expense	8,243	8,225	16,484	16,449
Other expense, net	1,580	1,888	4,244	3,196

Total expenses	270,647	239,224	520,822	466,198

Income before income taxes and equity in earnings of investees	96,718	94,471	271,542	147,958
Income tax expense	33,145	31,593	93,465	49,958

Income before equity in earnings of investees	63,573	62,878	178,077	98,000
Equity in earnings of investees, net of tax	4,210	4,321	6,069	8,754

NET INCOME	$67,783	$67,199	$184,146	$106,754

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of period	53,443	55,875
Unrealized investment (losses) gains, net of transfers to realized investment gains and losses	(157,398)	47,804
Foreign currency translation	5,070	(2,738)

Balance, end of period	(98,885)	100,941

RETAINED EARNINGS
Balance, beginning of period	166,757	84,321
Net income	184,146	106,754
Dividends to shareholder	(90,000)	(27,500)

Balance, end of period	260,903	163,575

TOTAL SHAREHOLDER’S EQUITY	$903,011	$1,005,509

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
NET INCOME	$67,783	$67,199	$184,146	$106,754

Change in components of other comprehensive (loss) income for the period, before tax:
Unrealized investment (losses) gains	(105,572)	94,272	(242,150)	73,546
Foreign currency translation	7,397	(2,391)	7,800	(4,212)

Other comprehensive (loss) income for the period, before tax	(98,175)	91,881	(234,350)	69,334

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit (expense) from unrealized investment gains and losses	36,949	(32,997)	84,752	(25,742)
Deferred income tax (expense) benefit from foreign currency translation	(2,589)	837	(2,730)	1,474

Total deferred income tax benefit (expense) for the period	34,360	(32,160)	82,022	(24,268)

Other comprehensive (loss) income for the period, net of tax	(63,815)	59,721	(152,328)	45,066

COMPREHENSIVE INCOME	$3,968	$126,920	$31,818	$151,820

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$184,146	$106,754
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(5,177)	(853)
Realized investment gains	(131,538)	(72,244)
Earnings of equity method investees	(95,400)	(21,532)
Depreciation and amortization	1,637	1,717
Deferred income tax (benefit) expense	(14,057)	4,456
Other non-cash net income adjustments	12,877	7,300
Changes in:
Premiums receivable	(15,107)	17,092
Reinsurance recoverable	121,421	(46,590)
Prepaid reinsurance premiums	1,452	1,654
Deferred policy acquisition costs	(13,002)	3,138
Other assets	4,364	20,655
Unpaid losses and loss adjustment expenses	(110,697)	53,365
Unearned premiums	81,353	(18,164)
Accounts payable and other liabilities	(20,795)	10,673

Net cash from operating activities	1,477	67,421

INVESTING ACTIVITIES
Purchases of fixed income securities	(134,214)	(1,507,868)
Proceeds from sales of fixed income securities	367,185	1,445,643
Proceeds from maturities of fixed income securities	—	1,245
Purchases of equity securities	(187,392)	(127,213)
Proceeds from sales of equity securities	228,581	94,658
Purchases of other invested assets	(5,975)	(71,294)
Proceeds from sales of other invested assets	140,179	1,303
Proceeds from short-sale obligations	24,931	100,013
Cash pledged for short-sale obligations	(62,978)	(104,722)
Purchases of fixed assets	(324)	(235)

Net cash from investing activities	369,993	(168,470)

FINANCING ACTIVITIES
Dividends to shareholder	(90,000)	(27,500)

Net cash from financing activities	(90,000)	(27,500)

Net change in cash and cash equivalents	281,470	(128,549)
Cash and cash equivalents, beginning of period	245,441	429,205

Cash and cash equivalents, end of period	$526,911	$300,656

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,563	$15,563

Cash paid to parent for income taxes	$69,746	$25,568

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
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of locations in Hawaii, which writes standard commercial and personal lines, Texas, which provides standard commercial coverages with a concentration in agricultural and energy insureds as well as bail bonds, and New Jersey, which writes primarily accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, policies underwritten by Fairmont Specialty are being issued by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement.
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
The interim financial data at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
2.      Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial position.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and clarifies SFAS No. 133 Implementation Issue D-1, Application of SFAS No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 155 on its results of operations and financial position.
In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FSP FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP”), which nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP had no impact on the Company’s consolidated financial statements.
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract, resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 on its results of operations and financial position.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS 154 requires changes in accounting principles to be applied retrospectively to prior period financial statements where practicable. In addition, adoption of a change in accounting principle required by the issuance of a new accounting standard would also require retroactive restatement, unless the new standard includes specific transition provisions. This statement is applicable in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3.      Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross unpaid losses and LAE, beginning of period	$3,640,968	$3,402,060	$3,673,034	$3,370,936
Less ceded unpaid losses and LAE	1,646,972	1,396,385	1,682,768	1,360,996

Net unpaid losses and LAE, beginning of period	1,993,996	2,005,675	1,990,266	2,009,940

Losses and LAE incurred related to:
Current period	183,990	169,602	355,435	328,504
Prior years	(2,309)	(7,065)	(4,742)	(12,334)

Total losses and LAE incurred	181,681	162,537	350,693	316,170

Losses and LAE paid related to:
Current period	28,378	30,351	36,484	39,331
Prior years	130,832	129,186	288,008	278,104

Total losses and LAE paid	159,210	159,537	324,492	317,435

Net unpaid losses and LAE, end of period	2,016,467	2,008,675	2,016,467	2,008,675
Add ceded unpaid losses and LAE	1,545,870	1,400,903	1,545,870	1,400,903

Gross unpaid losses and LAE, end of period	$3,562,337	$3,409,578	$3,562,337	$3,409,578

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

June 30,
2006
Ceded unpaid losses and LAE in the table above	$1,545,870

Reconciling items:
Reinsurance receivable on paid losses and LAE	76,775
Unamortized retroactive reinsurance recoverable	372,308
Loss sensitive cession[1]	(21,510)

Total reconciling items	427,573

Reinsurance recoverable on the consolidated balance sheet	$1,973,443

1 Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
4.      Asbestos and Environmental Losses and Loss Adjustment Expenses
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
Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$461,078	$499,520	$469,199	$522,685
Less ceded unpaid losses and ALAE	93,895	106,492	92,418	113,891

Net unpaid losses and ALAE, beginning of period	367,183	393,028	376,781	408,794
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	10,396	17,297	19,994	33,063

Net unpaid losses and ALAE, end of period	356,787	375,731	356,787	375,731
Add ceded unpaid losses and ALAE	84,965	104,798	84,965	104,798

Gross unpaid losses and ALAE, end of period	$441,752	$480,529	$441,752	$480,529

Environmental
Gross unpaid losses ALAE, beginning of period	$107,809	$114,630	$111,536	$123,353
Less ceded unpaid losses and ALAE	35,334	36,457	37,293	38,190

Net unpaid losses and ALAE, beginning of period	72,475	78,173	74,243	85,163
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	2,223	3,069	3,991	10,059

Net unpaid losses and ALAE, end of period	70,252	75,104	70,252	75,104
Add ceded unpaid losses and ALAE	35,491	38,349	35,491	38,349

Gross unpaid losses and ALAE, end of period	$105,743	$113,453	$105,743	$113,453

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, mold and gas and vapors of $21,872 and $24,044, net of reinsurance, as of June 30, 2006 and December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5.      Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Premiums written:
Direct	$296,448	$257,079	$606,816	$543,098
Assumed from other companies, pools or associations	44,951	7,051	81,784	9,475
Ceded to other companies, pools or associations	(42,391)	(46,506)	(94,248)	(95,549)

Net premiums written	$299,008	$217,624	$594,352	$457,024

Premiums earned:
Direct	$280,531	$283,534	$563,214	$562,390
Assumed from other companies, pools or associations	29,066	5,733	44,033	8,347
Ceded to other companies, pools or associations	(44,769)	(47,287)	(95,700)	(97,203)

Premiums earned	$264,828	$241,980	$511,547	$473,534

The increase in assumed premiums written and earned in the three and six months ended June 30, 2006 as compared to the corresponding prior year periods, is principally due to the assumption of premiums written by Fairmont. For further details see Note 1 to the consolidated financial statements.
The components of the Company’s total reinsurance recoverable are summarized as follows:

	June 30,	December 31,
	2006	2005
Reinsurance recoverable on unpaid losses and LAE	$1,896,668	$2,040,381
Reinsurance receivable on paid losses and LAE	76,775	69,734

Total reinsurance recoverable	$1,973,443	$2,110,115

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $39,597 and $34,441 at June 30, 2006 and December 31, 2005, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated component):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Investment income	$(4,834)	$(4,036)	$(9,652)	$(8,923)
Losses and LAE	(3,435)	(3,691)	(6,814)	(7,381)

Decrease in income before income taxes	$(1,399)	$(345)	$(2,838)	$(1,542)

At June 30, 2006, reinsurance recoverable includes $409,888 and $428,808 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $487,897 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.
Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Ceded losses and LAE	$—	$—	$—	$—
Less: funds held interest charged to investment income	767	1,159	1,676	2,424

Decrease in income before income taxes	$(767)	$(1,159)	$(1,676)	$(2,424)

The above activity arises from one prospective contract. The reinsurance recoverable and funds held balances in respect of such contract were $42,388 and $36,687, respectively, at June 30, 2006 ($53,145 and $45,769, respectively, at December 31, 2005).
Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—		—	—
Amortization of deferred income	(3,435)	(3,691)	(6,814)	(7,381)

Change in deferred income	(3,435)	(3,691)	(6,814)	(7,381)
Deferred income on retroactive reinsurance—beginning of period	181,119	219,670	184,498	223,360

Deferred income on retroactive reinsurance—end of period	$177,684	$215,979	$177,684	$215,979

Funds held interest charged during the period	$4,067	$2,877	$7,976	$6,499

The above activity arises from two retroactive contracts. The reinsurance recoverable and funds held balances in respect of the first contract were $377,020 and $200,617, respectively, at June 30, 2006 ($377,020 and $193,944, respectively, at December 31, 2005). The reinsurance recoverable and funds held balances in respect of the second contract were $32,540 and $39,165, respectively, at June 30, 2006 ($32,540 and $37,862, respectively, at December 31, 2005). For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 22, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6.      Investments and Short-Sale Obligations
In June 2006, as an economic hedge against a rising interest rate environment, the Company sold short securities of certain U.S. mortgage insurance companies totaling $24,931. The obligation to purchase the securities is included, at fair value, in short-sale obligations, on the consolidated balance sheet and amounted to $25,506 at June 30, 2006. A net realized loss of $575 representing the change in the fair value of the obligation to purchase the securities was recognized in realized investment gains on the consolidated statement of income for the three months ended June 30, 2006.
In June 2006, the Company recorded a $5,400 other than temporary impairment charge, substantially all of which was in respect of its investment in Advent Capital (Holdings) PLC, (“Advent”), an affiliated company. At June 30, 2006, the Company’s investment in Advent has a fair value of $13,915 ($13,347 at December 31, 2005).
In June 2006, the Company redeemed approximately 78% of its interest in HWIC Asia Fund (“HWIC”), an affiliated equity method investee, for proceeds of $118,675 and a realized investment gain of $5,053. At June 30, 2006, the Company’s remaining investment in HWIC has a carrying value of $33,596 ($135,297 at December 31, 2005) on the consolidated balance sheets.
In February 2006, the Company sold its remaining shares of Zenith National Insurance Corp. common stock for proceeds of $169,311 and a realized investment gain of $106,578.
The Company has purchased credit default swaps on securities issued by various U.S. companies, primarily in the banking, mortgage and insurance industries. These credit default swaps serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate. At June 30, 2006 and December 31, 2005, the fair value of the Company’s credit default swaps was $28,871 and $33,559, respectively. For the three and six months ended June 30, 2006, the Company recorded net realized investment gains of $2,171 and losses of $4,688, respectively, as a result of changes in the fair value of the credit default swaps. For the three and six months ended June 30, 2005, the Company recorded net realized investment gains of $2,982 and $3,450, respectively, as a result of changes in the fair value of credit default swaps.
As an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) in July 2004 and January 2005 totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs to $60,000. The total cost of the Options was $8,217. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. For the three and six months ended June 30, 2006, the change in the fair value of the SPDRs obligation amounted to a gain of $7,208 and a loss of $7,102, respectively, and the change in the fair value of the Options amounted to a loss of $4,426 and $5,472, respectively. For the three and six months ended June 30, 2005, the change in the fair value of the SPDRs obligation amounted to a loss of $2,968 and a gain of $1,723, respectively, and the change in the fair value of the Options amounted to a loss of $1,449 and $5,129, respectively. The net change in the fair values of the SPDRs obligation and the Options is included in realized investment gains on the consolidated statements of income. The fair values of the SPDRs obligation and the Options at June 30, 2006 amounted to a liability of $336,842 ($329,740 at December 31, 2005) and an asset of $886 ($6,358 at December 31, 2005), respectively. The Company also incurs additional expense in an amount equal to the dividend earnings on the SPDRs sold. Dividend earnings on the SPDRs amounted to $1,472 and $2,849, respectively, for the three and six months ended June 30, 2006 as compared to $1,292 and $2,530, for the three and six months ended June 30, 2005, respectively, and are recorded as an investment expense on the consolidated statements of income.
In connection with the short-sale transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded at fair value in assets pledged for short-sale obligations on the consolidated balance sheets. At June 30, 2006, the fair value of the assets pledged for the short-sale obligations totaled $525,656.
The Company owns 1.2% of the common stock of Odyssey Re Holdings Corp. (“Odyssey”), for which the Company uses the equity method of accounting. The Company has determined that the cumulative effect on its results of Odyssey’s restatement of its financial statements as of and for each of the six years ended December 31, 2005 was not material.
At June 30, 2006, accumulated other comprehensive income (loss), net of tax, was a loss of $98,885 as compared to income of $53,443 at December 31, 2005. The significant decrease in accumulated other comprehensive income in the six months ended June 30, 2006, is principally the result of an increase in unrealized investment losses from the adverse effect of rising interest rates on the Company’s U.S. Treasury securities and a reduction in unrealized gains due to the recognition of approximately $123.1 million of unrealized investment gains on the aforementioned sale of Zenith common stock. The Company has evaluated its securities in an unrealized loss position at June 30, 2006 for exposure to impairments, and recorded other than temporary charges as deemed necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
7.      Commitments and Contingencies
On September 7, 2005, Fairfax announced that it received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents produced by Fairfax and the entities in its consolidated group to the SEC and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
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
8.       Segment Reporting
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Workers’ compensation	$65,071	$76,939	$139,871	$148,275
General liability	68,800	52,312	125,652	101,619
Property	62,706	49,166	111,744	97,158
Commercial automobile	50,354	45,959	100,350	91,050
Commercial multi-peril	13,992	11,504	26,332	23,028
Surety	3,905	6,100	7,598	12,404

Total premiums earned	$264,828	$241,980	$511,547	$473,534

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$40,695	62.5%	$57,643	74.9%	$98,451	70.4%	$122,771	82.8%
General liability	56,669	82.4%	36,595	70.0%	99,897	79.5%	68,959	67.9%
Property	47,058	75.0%	30,635	62.3%	76,884	68.8%	46,877	48.2%
Commercial automobile	31,588	62.7%	19,923	43.3%	61,684	61.5%	46,364	50.9%
Commercial multi-peril	(1,564)	(11.2)%	951	8.3%	3,228	12.3%	7,461	32.4%
Surety	7,235	185.3%	16,790	275.2%	10,549	138.8%	23,738	191.4%
	a
Total	$181,681	68.6%	$162,537	67.2%	$350,693	68.6%	$316,170	66.8%

In the normal course of its periodic re-estimation of loss and LAE reserves, the Company may increase or decrease loss and LAE reserves associated with prior years and may also adjust the estimated loss and LAE ratios for the current accident year. These adjustments are made by accident year within each line of business. For the six months ended June 30, 2006 and 2005, net favorable development of prior years’ loss and LAE reserves reduced the calendar period loss and LAE ratio for all lines by 0.9% and 2.6%, respectively. The six months current accident year loss and LAE ratio for all lines of business was 69.5% for 2006 and 69.4% for 2005.
Variations in the 2006 six month calendar period loss and LAE ratio compared to 2005 of the major lines of business may be explained as follows: (1) workers’ compensation — the improvement was principally attributable to favorable development in 2006 of prior years’ reserves, particularly as respects California business; (2) general liability — the increase was attributable to favorable development in 2005 of prior years’ reserves, particularly umbrella; (3) property — the increase was attributable to favorable development in 2005 of prior years’ reserves for the 2004 Florida hurricanes; and (4) commercial auto — the increase was attributable to favorable development in 2005 of prior years’ reserves. The current accident year loss and LAE ratios of the workers’ compensation, property and commercial automobile lines of business are slightly higher in 2006 than in 2005, reflecting modest rate decreases in the casualty lines and recent loss experience in the property line, while the general liability current accident year loss ratio has improved.
The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

9.      Accounting Adjustments in Respect of Certain Investments
During the second quarter of 2006, the Company identified certain adjustments associated with its accounting for investments. The adjustments relate principally to three areas: (1) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge Financial Corporation and HWIC; (2) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; and (3) embedded derivatives mark-to-market — the Company did not properly reflect the mark-to-market through earnings of derivative features embedded in convertible bonds pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements.
Management has evaluated the financial impact of the aforementioned accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the current period or any prior period. Accordingly, prior period financial statements have not been restated. Instead, the Company has recorded a cumulative charge to net income in the three months ended June 30, 2006 of $5,678 pre-tax ($3,691 after-tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. In addition, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, that together with the aforementioned $3,691 charge to net income, resulted in a $3,678 increase in shareholder’s equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to the critical accounting policies and estimates, the consolidated results of operations, financial condition, liquidity and capital resources of the Company for the interim periods indicated. Within this discussion, the terms “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company and Crum and Forster Insurance Company. US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries (“Seneca”). The term “Fairfax” refers to Fairfax Inc., Crum & Forster’s parent company, and Fairfax Financial Holdings Limited, which holds a 100% indirect interest in Fairfax Inc.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
The Company has written general liability, commercial multi-peril and umbrella policies under which its policyholders continue to present asbestos, environmental and other latent claims. The vast majority of these claims, particularly with respect to asbestos and environmental claims, are presented under policies written many years ago. There are significant uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. Reserves for these exposures cannot be estimated solely with the traditional loss reserving techniques, which rely on historical accident year development factors. Among the uncertainties relating to asbestos, environmental and other latent reserves are a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.
No adjustment was made to asbestos, environmental or other latent reserves in the six months ended June 30, 2006. In 2005, based on the Company’s internal actuarial review, the Company strengthened its asbestos, environmental and other latent reserves by $44,646. In 2004, the Company engaged an independent actuarial firm to conduct a ground-up study of the Company’s asbestos reserves and based on the results of such study together with the Company’s internal actuarial review, asbestos, environmental and other latent reserves were increased by $100,542 in 2004.

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
At June 30, 2006, the Company had unrealized losses on available-for-sale fixed income and equity securities of $228,616 (including unrealized losses of $12,898 on fixed income securities included in assets pledged for short-sale obligations). In the six months ended June 30, 2006, the Company recognized a $5,400 other than temporary impairment charge, substantially all of which was in respect of its investment in Advent Capital (Holdings) PLC (“Advent”), an affiliated company. For the six months ended June 30, 2005, charges for other than temporary impairments amounted to $3,889. See “Liquidity and Capital Resources — Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
At June 30, 2006 and December 31, 2005, reinsurance recoverable was $1,973,443 and $2,110,115, net of reserves for uncollectible reinsurance of $39,597 and $34,441, respectively. The provision for uncollectible reinsurance for the three and six months ended June 30, 2006 was $3,690 and $5,690, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including those arising from deferred gain on retroactive reinsurance, loss reserve discounting, unrealized capital losses, net operating losses and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income. The Company’s current projections of future taxable income are based on assumptions of modest business growth and relatively stable combined ratios, with portfolio yields approximating current levels.

At June 30, 2006, there are no valuation allowances against the Company’s deferred tax assets of $307,116. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change. Realization of the deferred tax asset under Statement of Financial Accounting Standards No. 109 — “Accounting for Income Taxes” ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, persistent underwriting losses resulting from significant events such as severe natural disasters, large settlements for asbestos or environmental claims or materially lower investment results. While underwriting losses reduced taxable income in years 2002 through the first six months of 2006, the Company generated sufficient taxable income through capital gains and other investment income to enable the Company to utilize its historical net operating losses and realize other reversing tax assets during that period, with sufficient realized capital gains in available carryback periods to absorb current unrealized capital losses.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States, including Fairmont Specialty producers as discussed below. The Company’s two largest producers accounted for approximately 7.3% and 7.1% of gross premiums written for the six months ended June 30, 2006.
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

Underwriting profit or loss expressed in dollars is considered a non-GAAP financial measure. The table at the beginning of the Results of Operations section that follows presents the separate contribution of underwriting and investment operations to income before income taxes on a GAAP basis. An understanding of a property and casualty insurance company’s financial condition, results of operations and profit and growth prospects begins with an assessment of the entity’s ability to underwrite effectively. Underwriting is the core business of such companies; investment operations are a separate function. Management monitors the Company’s consolidated results on this basis and likewise reports such results to its board of directors. Rating agencies and securities analysts also focus separately on underwriting and investment results. In annual and quarterly statements to state insurance regulators prepared in accordance with statutory accounting principles, underwriting profit or loss is presented separately from investment results. Underwriting profit or loss, together with the related combined ratio, are widely followed measures in the property and casualty insurance industry.
Investment results are generally measured in terms of total return on assets under management. Growth in the Company’s cash and invested assets is also a key measure of investment performance.
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. Market softening of the property market commenced in mid-2003, with significant downward movement in the casualty market commencing in mid-2004 and accelerating since that time. Through 2004 and 2005, property risks generally were written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005. The casualty market has continued to see an acceleration of softening market conditions in the first half of 2006, while the property market has seen a significant improvement in the aftermath of severe 2005 hurricane activity, primarily attributable to more limited availability of catastrophe reinsurance and at higher rates, which is in turn driving price increases on property risks. In the first half of 2006, renewal pricing in the Company’s casualty lines continued to decline by single digits while renewal pricing in the Company’s property lines generally increased, with such increases varying largely based on potential exposure to catastrophes.
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of locations in Hawaii, writing standard commercial and personal lines, Texas, which provides standard commercial coverages with a concentration in agricultural and energy insureds as well as bail bonds, and New Jersey which writes primarily accident and health coverages. For the six months ended June 30, 2006, Fairmont reported gross premiums written, net premiums written and premiums earned of $80,026, $68,594 and $29,693, respectively. The Company did not assume the December 31, 2005 unearned premium or loss reserves associated with the Fairmont business; accordingly, the Company’s premiums earned of $29,693 as noted above, for the six months ended June 30, 2006, include only the portion of the Fairmont business effective on or after January 1, 2006 that was earned in the period.
During the first half of 2006 the Company restructured its property reinsurance. Effective March 1, 2006, the Company restructured its $23 million in excess of $2 million property per risk treaty as follows: (1) the Company retains the first $5 million per insured; (2) the next $5 million in excess of $5 million is ceded on a per insured basis 100% to nSpire Re Limited (“nSpire”), a Fairfax affiliate; and (3) the next $15 million in excess of $10 million layer is reinsured on a per risk basis 100% by third party reinsurers. This treaty expires May 1, 2007.
Effective April 1, 2006, Seneca entered into a separate property catastrophe reinsurance treaty providing coverage of $25 million in excess of $5 million per occurrence for an annual premium of $2,625. Seneca was previously covered under the Company’s corporate-wide property catastrophe treaty. Odyssey America Reinsurance Corporation (“Odyssey America”), a Fairfax affiliate, has an 11.25% participation in the second layer of $10 million in excess of $10 million. Seneca is obliged to reinstate any limits used at 100% of the original premium rate.
Effective May 1, 2006, the Company placed its property catastrophe treaty (excluding Seneca). The Company purchased $210 million of coverage in excess of $40 million per occurrence in three layers of $30 million, $80 million and $100 million. The Company retains approximately 57% of the first layer, 7% of the second layer and none of the third layer. NSpire has a 10% participation in the first layer. Odyssey America and nSpire participate approximately 13% in the aggregate in each of the second and third layers. The premium for the coverage, net of Company retentions, is $49,744. In the event of a covered loss equal to net and treaty limits, the Company’s net retained loss would be $62,653 and the Company would be obligated to pay reinstatement premiums equal to 100% of the original premium.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross premiums written	$341,399	$264,130	$688,600	$552,573

Net premiums written	$299,008	$217,624	$594,352	$457,024

Premiums earned	$264,828	$241,980	$511,547	$473,534
Losses and LAE	181,681	162,537	350,693	316,170
Underwriting expenses	79,143	66,574	149,401	130,383

Underwriting income	4,004	12,869	11,453	26,981
Investment income and realized investment gains and losses	102,537	91,715	280,817	140,622
Interest and other expense	9,823	10,113	20,728	19,645

Income before income taxes and equity in earnings of investees	96,718	94,471	271,542	147,958
Income tax expense	33,145	31,593	93,465	49,958

Income before equity in earnings of investees	63,573	62,878	178,077	98,000
Equity in earnings of investees, net of tax	4,210	4,321	6,069	8,754

Net income	$67,783	$67,199	$184,146	$106,754

Loss and LAE ratio	68.6%	67.2%	68.6%	66.8%
Underwriting expense ratio	29.9	27.5	29.2	27.5

Combined ratio	98.5%	94.7%	97.8%	94.3%

Net income for the three and six months ended June 30, 2006 was $67,783 and $184,146, respectively, as compared to $67,199 and $106,754, for the three and six months ended June 30, 2005, respectively. The increase in net income in both the three and six month periods ended June 30, 2006, as compared to the corresponding prior year periods, is principally due to higher investment income from HWIC Asia Fund (“HWIC”) and other invested assets, offset to a significant degree by lower realized investment gains on the sale of U.S. Treasury securities attributable to a higher interest rate environment, and lower underwriting income. In addition, the second quarter results were adversely affected by a $5,400 other than temporary impairment charge, substantially all of which was in respect of the Company’s investment in Advent, an affiliated company, and the six month period results were positively affected by a $106,578 gain on the sale of Zenith National Insurance Corp. (“Zenith”). The combined ratio increased 3.5 percentage points to 97.8% in the first six months of 2006 from 94.3% in the first six months of 2005 reflecting a higher loss ratio primarily due to modest price decreases on renewal polices in a highly competitive market place. In addition, Fairmont’s business also contributed to the combined ratio increase by adding to the Company’s fixed expenses but more modestly to its premiums earned for the six months ended June 30, 2006.
During the second quarter of 2006, the Company identified certain adjustments associated with its accounting for investments and recorded a cumulative charge to net income in the three months ended June 30, 2006, of $5,678 pre-tax ($3,691 after-tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. For further details see Note 9 to the consolidated financial statements.

Underwriting results
Gross premiums written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended June 30,
			Increase/	Percent
	2006	2005	(Decrease)	Change
Workers’ compensation	$57,307	$57,552	$(245)	(0.4)%
General liability	98,324	67,607	30,717	45.4%
Property	109,686	73,035	36,651	50.2%
Commercial automobile	51,955	46,095	5,860	12.7%
Commercial multi-peril	20,154	12,988	7,166	55.2%
Surety	3,973	6,853	(2,880)	(42.0)%

Total gross premiums written	$341,399	$264,130	$77,269	29.3%

	Six Months Ended June 30,
			Increase/	Percent
	2006	2005	(Decrease)	Change
Workers’ compensation	$139,901	$132,583	$7,318	5.5%
General liability	187,947	137,603	50,344	36.6%
Property	198,482	144,463	54,019	37.4%
Commercial automobile	118,321	98,294	20,027	20.4%
Commercial multi-peril	37,376	24,326	13,050	53.6%
Surety	6,573	15,304	(8,731)	(57.1)%

Total gross premiums written	$688,600	$552,573	$136,027	24.6%

For the three months ended June 30, 2006, gross premiums written increased by $77,269 or 29.3% compared to the same prior year period. The increase includes $46,308 of Fairmont’s premiums, of which $3,329, $21,275, $2,914, $10,011, $6,782 and $1,997 relate to the workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety lines of business, respectively. Excluding Fairmont, gross premiums written increased by $30,961, or 11.7%, in the three months ended June 30, 2006. For the six months ended June 30, 2006, gross premiums written increased by $136,027 or 24.6% over the six months ended June 30, 2005. The increase includes $80,026 of Fairmont’s premiums, of which $8,857, $32,237, $5,616, $17,855, $12,468 and $2,993 relate to the workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety lines of business, respectively. Excluding Fairmont, gross premiums written increased by $56,001, or 10.1%, in the six months ended June 30, 2006. Renewal retention rates across all lines of business increased by approximately 5 and 2 percentage points in the three and six months ended June 30, 2006, respectively, compared to the corresponding 2005 periods. Pricing on renewal policies remained relatively stable in the second quarter of 2006 and declined by approximately 2% in the six months ended June 30, 2006. New business was essentially unchanged in the second quarter of 2006 but was up 12% in the first half of the year (9% excluding Fairmont), primarily due to an increase in new business in the property lines.
Casualty gross premiums written
For the three and six months ended June 30, 2006, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased by $36,332, or 21.2% and $77,689, or 21.1%, respectively, as compared to the three months and six months ended June 30, 2005. This increase includes $34,615 and $58,949 of Fairmont’s premiums in the three and six months ended June 30, 2006, respectively. Excluding Fairmont, gross premiums written increased by $1,717, or 1.0%, in the three months ended June 30, 2006 and $18,740, or 5.1%, in the six months ended June 30, 2006, due to an increase in renewal retention rates, partially offset by price decreases on renewal policies and a decline in new business.
The casualty market has experienced an acceleration of softening market conditions in the second quarter of 2006. Specifically, the Company has been affected by declining market prices for California workers’ compensation business as a consequence of system reforms and very favorable industry accident year results in recent years. For the six months ended June 30, 2006, workers’ compensation gross premiums written have decreased by approximately $21.3 million, or 32%, reflecting the combined effects of a reduction in renewal retention rates, less new business and a decline in pricing.

Property gross premiums written
For the three and six months ended June 30, 2006, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, increased by $40,937, or 44.1% and $58,338, or 31.7% respectively, as compared to the three and six months ended June 30, 2005. This increase includes $11,693 and $21,077 of Fairmont’s premiums in the three and six months ended June 30, 2006, respectively. Excluding Fairmont, gross premiums written increased by $29,244, or 31.5%, in the three months ended June 30, 2006 and $37,261 or 20.2%, in the six months ended June 30, 2006, primarily due to significant rate increases and an increase in new business, partially offset by a reduction in renewal retention rates. The increase in pricing and new business is attributable to a significant hardening of the property market in the aftermath of the 2005 hurricane activity, due to limited availability of catastrophe reinsurance and higher reinsurance rates.
Net premiums written
For the three and six months ended June 30, 2006, net premiums written increased by $81,384, or 37.4%, and $137,328, or 30.0%, respectively, as compared to the three and six months ended June 30, 2005, which was in line with the growth in gross premiums written after giving effect to the increased retention on the property per risk treaty and corresponding reduced reinsurance cessions. Excluding Fairmont, net premiums written increased by $41,814, or 19.2%, and $68,734, or 15.0%, in the three and six months ended June 30, 2006, respectively.
Premiums earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and six months ended June 30, 2006, premiums earned increased by $22,848, or 9.4%, and $38,013,or 8.0%, respectively, as compared to the three and six months ended June 30, 2005. The lower increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increase in premiums written in the first half of 2006. Excluding Fairmont, premiums earned in the second quarter of 2006 were stable as compared to the second quarter of 2005 and increased by $8,320, or 1.8% in the first six months of 2006 as compared to the corresponding prior year period.
Losses and loss adjustment expenses
For the three and six months ended June 30, 2006, the Company’s calendar year loss and LAE ratio increased to 68.6% from 67.2% and 66.8%, for the three and six months ended June 30, 2005, respectively. This increase is primarily due to the combined impact of modest price decreases on renewal policies, inflationary trends in loss costs and higher prior year favorable loss development. For the six months ended June 30, 2006 and 2005, net favorable development of prior years’ loss and LAE reserves reduced the calendar period loss and LAE ratio for all lines of business by 0.9% and 2.6%, respectively.
In the normal course of its periodic re-estimation of loss and LAE reserves, the Company may increase or decrease loss and LAE reserves associated with prior years and may also adjust the estimated loss and LAE ratios for the current accident year. These adjustments are made by accident year within each line of business. Variations in the 2006 six month calendar period loss and LAE ratio compared to 2005 of the major lines of business may be explained as follows: (1) workers’ compensation — the improvement was principally attributable to favorable development in 2006 of prior years’ reserves, particularly as respects California business; (2) general liability — the increase was attributable to favorable development in 2005 of prior years’ reserves, particularly umbrella; (3) property — the increase was attributable to favorable development in 2005 of prior years’ reserves for the 2004 Florida hurricanes; and (4) commercial auto — the increase was attributable to favorable development in 2005 of prior years’ reserves. The current accident year loss and LAE ratios of the workers’ compensation, property and commercial automobile lines of business are slightly higher in 2006 than in 2005, reflecting modest rate decreases in the casualty lines and recent loss experience in the property line, while the general liability current accident year loss ratio has improved.
Included in prior year favorable loss development was $6,814 and $7,381 of amortization of deferred income on retroactive reinsurance contracts in the six months ended June 30, 2006 and 2005, respectively.
The accident year loss and LAE ratio remained steady at 69.5% for the first six months of 2006 compared to 69.4% for the first six months of 2005. The full year accident year 2005 loss ratio of 76.5% was negatively affected by hurricanes Katrina, Rita and Wilma.
Underwriting expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three and six months ended June 30, 2006 the Company’s underwriting expense ratio was 29.9% and 29.2%, respectively, as compared to an underwriting expense ratio of 27.5% for the three and six months ended June 30, 2005.
The Company’s policy acquisition expense ratio has remained steady at 14.2% and 13.4% in the three and six months ended June 30, 2006, respectively as compared to policy acquisition ratios of 14.2% and 13.7%, for the three and six months ended June 30, 2005, respectively.
The Company’s other underwriting expense ratio increased to 15.7% and 15.8%, from 13.3% and 13.8%, for the three and six months ended June 30, 2006 and 2005, respectively, due to the 2006 addition of Fairmont’s business, which added to the Company’s fixed expenses beginning January 1, 2006 but more modestly to its net premiums earned for the three and six months ended June 30, 2006, as well as increased legal expenses.

Investment results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average investments, including cash and cash equivalents, at book value[1]	$3,734,902	$3,675,048	$3,720,240	$3,543,602

Investment income	92,821	33,721	149,279	$68,378
Realized investment gains	9,716	57,994	131,538	72,244
Pre-tax equity in earnings of investees	6,477	6,648	9,337	13,468
Change in unrealized investment gains (losses) and foreign currency translation	(98,175)	91,881	(234,350)	69,334

Total return on investments	$10,839	$190,244	$55,804	$223,424

Annualized total return on investments	1.2%	20.7%	3.0%	12.6%

1 Includes book value of assets pledged for short-sale obligations of $538,553 at June 30, 2006 ($490,021 at June 30, 2005)
The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. The annualized total return on investments was 1.2% and 3.0% for the three and six months ended June 30, 2006, respectively, as compared to 20.7% and 12.6% for the three and six months ended June 30, 2005, respectively. Funds held interest related to corporate aggregate reinsurance contracts reduced the rate of return for the three and six months ended June 30, 2006 by 0.5% and 0.4%, respectively, and by 0.5% in both the three and six month periods ended June 30, 2005. The following paragraphs discuss each component of the return on investments.
For the three and six months ended June 30, 2006, the increase in investment income of $59,100, or 175.3%, and $80,901, or 118.3%, respectively, was primarily due to higher earnings from HWIC which realized significant capital gains in both the three and six month periods, as well as earnings from other invested assets. For further details on certain accounting adjustments in respect of investments, see Note 9 to the consolidated financial statements.
Realized investment gains were $9,716 and $131,538 in the three and six months ended June 30, 2006, respectively, as compared to $57,994 and $72,244 in the three and six months ended June 30, 2005, respectively. For the three months ended June 30, 2006, the decrease in realized investment gains of $48,278 is primarily due to lower realized investment gains on the sale of U.S. Treasury securities in the second quarter of 2006 as compared to the second quarter of 2005 and mark to market adjustments in respect of the derivative features embedded in convertible bonds, partially offset by a realized investment gain from the change in the fair value of the Standard & Poor’s Depositary Receipts (“SPDRs”) obligation. For further details on certain accounting adjustments in respect of investments, see Note 9 to the consolidated financial statements. For the six months ended June 30, 2006, the increase in realized investment gains of $59,294 was due to the combined impact of a $106,578 gain on the sale of Zenith common stock as well as a gain of $34,500 on the sale of corporate fixed income securities, partially offset by lower realized investment gains on the sale of U.S. Treasury securities. Realized investment gains in the three and six month periods ended June 30, 2006, include a $5,400 charge for an other than temporary impairment, substantially all of which was in respect of the Company’s investment in Advent, an affiliated company.
Pre-tax equity in earnings of investees was $6,477 and $9,337, and $6,648 and $13,468, for the three and six months ended June 30, 2006 and 2005, respectively. The decrease in pre-tax equity in earnings of investees in both the three and six months ended June 30, 2006 as compared to the corresponding prior year periods, was principally due to earnings from Northbridge Financial Corporation (“Northbridge”), an affiliated equity method investee. Northbridge contributed $4,481 and $8,374, and $6,295 and $12,397, to the Company’s pre-tax equity in earnings of investees in the three and six months ended June 30, 2006 and 2005, respectively. Northbridge’s earnings in the three month period ended June 30, 2006 were affected by equity adjustments and mark to market adjustments in respect of the derivative features embedded in convertible bonds. For further details on certain accounting adjustments in respect of investments, see Note 9 to the consolidated financial statements.
For the three and six months ended June 30, 2006, the change in unrealized investment gains and losses and foreign currency translation was comprised of losses of $98,175 and $234,350, respectively, as compared to gains of $91,881 and losses of $69,334 in the three and six months ended June 30, 2005, respectively. In both the three and six month periods ended June 30, 2006, the change in unrealized investment gains and losses was principally due to the adverse effect of rising interest rates on the Company’s U.S. Treasury securities. Additionally, the six month period was affected by the release of approximately $123.1 million of unrealized investment gains on the sale of Zenith common stock.

Interest and other expense
For the three and six months ended June 30, 2006, interest and other expenses were essentially unchanged at $9,823 and $20,728, respectively, as compared to $10,113 and $19,645 for the three and six months ended June 30, 2005, respectively.
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
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At June 30, 2006, US Fire reported statutory earned surplus of $224,988 and North River reported statutory earned surplus of $45,797. On March 29, 2006, US Fire paid the Company a cash shareholder dividend of $94,500. On May 12, 2006, North River paid the Company a cash shareholder dividend of $32,500. On March 30, 2006 and May 22, 2006, the Company paid cash shareholder dividends of $80,000 and $10,000, respectively, to Fairfax. Neither US Fire nor North River may pay additional dividends in 2006 without prior regulatory approval.
Cash used in financing activities was confined to the dividends paid to Fairfax of $90,000 and $27,500 in the six months ended June 30, 2006 and 2005, respectively. Shareholder’s equity was $903,011 at June 30, 2006, as compared to $961,193 at December 31, 2005. The decrease was primarily the result of net unrealized investment losses and dividends paid to Fairfax partially offset by current year earnings.
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
Cash provided by operating activities for the six months ended June 30, 2006 was $1,477, as compared to $67,421 for the six months ended June 30, 2005. The unfavorable variance from the prior year is primarily attributable to higher net paid losses, partially related to catastrophe events, and higher income taxes paid as a result of higher realized investment gains, partially offset by higher premium collections.
Cash provided by investing activities for the six months ended June 30, 2006 was $369,993 as compared to cash used in investing activities of $168,470 in the six months ended June 30, 2005. The increase in cash provided by investing activities in the six months ended June 30, 2006 was primarily attributable to higher proceeds received from the sales of equity securities and other invested assets.
Investments in available-for-sale fixed income and equity securities which include assets pledged for short-sale obligations are summarized below:

	At June 30, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$1,778,042	$4	$211,724	$1,566,322
States, municipalities and political subdivisions	4,882	22	42	4,862
Other corporate fixed income securities	285,287	11,286	86	296,487

Total fixed income securities	2,068,211	11,312	211,852	1,867,671

Equity securities:
Common stocks	559,831	28,637	16,736	571,732
Preferred stocks	10,000	165	28	10,137

Total equity securities	569,831	28,802	16,764	581,869

Total available-for-sale securities	$2,638,042	$40,114	$228,616	$2,449,540

1 Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $148,326 (cost of $161,224).

Certain individual available-for-sale securities had gross unrealized losses at June 30, 2006 totaling $228,616 (including $12,898 of gross unrealized losses on U.S. Treasury securities included in assets pledged for short-sale obligations) of which $211,852 was attributed to fixed income securities and $16,764 was attributed to equity securities. The total gross unrealized losses of $228,616 represented approximately 12% of the cost or amortized cost of such securities in the aggregate.
At June 30, 2006, U.S. Treasury securities accounted for substantially all of the $211,852 of gross unrealized losses in the fixed income portfolio. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At June 30, 2006, approximately $12,183, or 72.7%, of the equity portfolio gross unrealized losses of $16,764 was attributable to two securities with unrealized losses in excess of 10% of their respective costs at June 30, 2006. Neither of the securities has been in a loss position for greater than twelve consecutive months and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery. The remaining balance of the unrealized losses was attributable to eight securities whose unrealized losses did not exceed 10% of their cost and which were not in a loss position for greater than twelve consecutive months.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At June 30, 2006, 92.6% of the Company’s fixed income securities were rated investment grade.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $281,651 and $350,603 at June 30, 2006, and December 31, 2005, respectively, and are included in other invested assets on the consolidated balance sheets. The reduction in other invested assets at June 30, 2006 as compared to December 31, 2005, is primarily due to the Company’s redemption of HWIC as described in note 6 to the consolidated financial statements. For the three and six months ended June 30, 2006 and 2005, earnings of equity method investees were $69,935 and $97,947, and $7,773 and $23,852, respectively. Earnings of investment companies and similar equity method investees of $63,458 and $88,610, and $1,125 and $10,384, in the three and six months ended June 30, 2006 and 2005, respectively, are included in investment income on the consolidated statements of income. The increase in earnings of investment companies and similar equity method investees in both the three and six month periods ended June 30, 2006 as compared to the corresponding prior year periods, is attributable to higher earnings from HWIC. Pre-tax earnings of other equity method investees of $6,477 and $9,337, and $6,648 and $13,468, in the three and six months ended June 30, 2006 and 2005, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. The decrease in earnings of other equity method investees in both the three and six month periods ended June 30, 2006, as compared to the corresponding prior year periods, is attributable to earnings from Northbridge. For further details on certain accounting adjustments in respect of affiliated equity method investees, see Note 9 to the consolidated financial statements.
Dividends received from all equity method investees were $1,294 and $2,548, and $1,154 and $2,320, in the three and six months ended June 30, 2006 and 2005, respectively.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is principally exposed to three types of market risk related to its investment operations. These risks are interest rate risk, equity price risk and foreign currency exchange risk. The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices, such as interest rates, equity prices and foreign currency exchange rates. All market sensitive instruments discussed here relate to the Company’s investment portfolio, including assets pledged for short-sale obligations.
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
Interest Rate Risk
At June 30, 2006, the fair value of Crum & Forster’s investment portfolio included $1,867,671 of fixed income securities, including $148,326 of assets pledged for short-sale obligations, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At June 30, 2006
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,409,993	$542,322	29.0%
100 basis point decline	$2,115,012	$247,341	13.2%
Base scenario	$1,867,671	$—	—
100 basis point increase	$1,659,716	$(207,955)	(11.1%)
200 basis point increase	$1,491,223	$(376,448)	(20.2%)
As an economic hedge against a rising interest rate environment, the Company has sold short securities of certain U.S. mortgage insurers totaling approximately $25,000. A hypothetical 10% decrease in the price of these securities would result in approximately a $2,500 decrease in the obligations to purchase the securities sold. The Company expects that a decline in the short-sale obligations will offset losses in the fixed income portfolio in the event of a rise in interest rates.
Equity Price Risk
At June 30, 2006, the Company’s investment portfolio included $581,869 of equity securities. Marketable equity securities, which represented approximately 15.9% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, are exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $58,187 in the fair value of the equity portfolio at June 30, 2006. At December 31, 2005, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $59,594 in the fair value of the equity portfolio. The decrease in the Company’s exposure to equity price risk is the result of the decrease in the value of the equity portfolio from $595,944 at December 31, 2005 to $581,869 at June 30, 2006.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales totaling approximately $300,000 of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to $60,000. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At June 30, 2006, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $343,933, or 9.4%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated securities and Euro-denominated securities, which represented 4.8% and 2.0%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $34,393 at June 30, 2006. At December 31, 2005, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $39,743 in the fair value of the total investment portfolio. The decrease in the Company’s exposure to foreign currency exchange rate risk is the result of the decrease in foreign currency denominated securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures. The evaluation was conducted under the supervision of, and with the participation of, the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation and in light of the material weakness in internal control over financial reporting described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2006. Notwithstanding the aforementioned material weakness, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Identification of Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, the Company did not maintain effective controls to ensure certain investments held by the Company were accounted for in accordance with generally accepted accounting principles. Specifically, the Company did not have effective investment accounting procedures and review procedures to ensure certain equity method investees and derivatives embedded in certain debt securities were accounted for in accordance with generally accepted accounting principles. This control deficiency resulted in adjustments to the Company’s June 30, 2006 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments, investment income, realized investment gains or losses, equity in earnings of investees and the related accounts and disclosure that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
Management is in the process of developing a remediation plan that will supplement the existing controls of the Company. The Company will disclose further details regarding its remediation plan in future filings with the SEC.
The material weakness will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weakness will be reviewed with the Audit Committee of the Company’s Board of Directors. The Company will disclose any further developments arising as a result of its remediation efforts in future filings with the SEC.

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
On September 7, 2005, Fairfax announced that it received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents produced by Fairfax and the entities in its consolidated group to the SEC and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
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
On July 26, 2006, Fairfax announced that it filed, along with the Company, a lawsuit seeking $5 billion in damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. The complaint, filed in the Superior Court of Morris County, New Jersey, alleges violations of various state laws, including the New Jersey Racketeer Influenced and Corrupt Organizations Act (RICO).
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: August 21, 2006	By:	/s/ Nikolas Antonopoulos

Nikolas Antonopoulos
President and Chief Executive Officer

Date: August 21, 2006	By:	/s/ Mary Jane Robertson

Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS
Exhibit No.

*	10.39	Amendment Number 1 to Employment Agreement of Joseph Braunstein effective as of April 14, 2006.

*	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006).

*	Filed herewith