Form 10-Q
period 2006-09-30
CRUM & FORSTER HOLDINGS CORP
filed 2006-11-02
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006	Commission File Number: 333-84068
Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.01 Par Value	Number of Shares Outstanding at November 2, 2006 100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,830,214 and $2,073,443 in 2006 and 2005, respectively)	$1,741,532	$1,991,118
Equity securities, at fair value (cost of $512,238 and $503,942 in 2006 and 2005, respectively)	537,495	595,944
Other invested assets	315,910	391,132

Total investments	2,594,937	2,978,194
Cash and cash equivalents	632,266	245,441
Assets pledged for short-sale obligations	540,641	496,903
Accrued investment income	17,644	37,780
Premiums receivable	245,122	245,795
Reinsurance recoverable	1,627,271	1,806,082
Reinsurance recoverable from affiliates	258,581	304,033
Prepaid reinsurance premiums	27,362	31,308
Deferred income taxes	240,817	175,207
Deferred policy acquisition costs	85,694	70,807
Other assets	320,170	91,329

Total assets	$6,590,505	$6,482,879

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,511,268	$3,673,034
Unearned premiums	591,285	499,551
Accounts payable and other liabilities	343,308	264,525
Funds held under reinsurance contracts	280,602	277,868
Deferred income on retroactive insurance	174,249	184,498
Short-sale obligations	378,772	329,740
Long-term debt	292,990	292,470

Total liabilities	5,572,474	5,521,686

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(29,730)	53,443
Retained earnings	306,768	166,757

Total shareholder’s equity	1,018,031	961,193

Total liabilities and shareholder’s equity	$6,590,505	$6,482,879

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
REVENUES
Premiums earned	$279,631	$191,898	$791,178	$665,432
Investment income	21,096	28,177	170,375	96,555
Realized investment gains	45,501	22,641	177,039	94,885

Total revenues	346,228	242,716	1,138,592	856,872

EXPENSES
Losses and loss adjustment expenses	190,457	169,632	541,150	485,802
Policy acquisition costs	42,139	33,344	110,918	98,100
Other underwriting expenses	39,874	31,781	120,496	97,408
Interest expense	8,250	8,233	24,734	24,682
Other expense, net	1,815	323	6,059	3,519

Total expenses	282,535	243,313	803,357	709,511

Income (loss) before income taxes and equity in earnings of investees	63,693	(597)	335,235	147,361
Income tax expense (benefit)	21,674	(1,024)	115,139	48,934

Income before equity in earnings of investees	42,019	427	220,096	98,427
Equity in earnings of investees, net of tax	3,846	5,674	9,915	14,428

NET INCOME	$45,865	$6,101	$230,011	$112,855

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of period	53,443	55,875
Unrealized investment losses, net of transfers to realized investment gains and losses	(87,839)	(30,632)
Foreign currency translation	4,666	1,680

Balance, end of period	(29,730)	26,923

RETAINED EARNINGS
Balance, beginning of period	166,757	84,321
Net income	230,011	112,855
Dividends to shareholder	(90,000)	(67,500)

Balance, end of period	306,768	129,676

TOTAL SHAREHOLDER’S EQUITY	$1,018,031	$897,592

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
NET INCOME	$45,865	$6,101	$230,011	$112,855

Change in components of other comprehensive income (loss) for the period, before tax:
Unrealized investment gains (losses)	107,014	(120,670)	(135,136)	(47,124)
Foreign currency translation	(622)	6,796	7,178	2,584

Other comprehensive income (loss) for the period, before tax	106,392	(113,874)	(127,958)	(44,540)

Deferred income tax (expense) benefit for the period:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(37,455)	42,234	47,297	16,492
Deferred income tax benefit (expense) from foreign currency translation	218	(2,378)	(2,512)	(904)

Total deferred income tax (expense) benefit for the period	(37,237)	39,856	44,785	15,588

Other comprehensive income (loss) for the period, net of tax	69,155	(74,018)	(83,173)	(28,952)

COMPREHENSIVE INCOME (LOSS)	$115,020	$(67,917)	$146,838	$83,903

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net income	$230,011	$112,855
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(7,731)	(2,667)
Realized investment gains	(177,039)	(94,885)
Earnings of equity method investees	(92,450)	(30,907)
Depreciation and amortization	2,409	2,642
Deferred income tax benefit	(20,826)	(8,468)
Other non-cash net income adjustments	11,330	17,758
Changes in:
Accrued investment income	20,136	14,312
Premiums receivable	(1,479)	23,905
Reinsurance recoverable	204,985	(317,191)
Prepaid reinsurance premiums	3,946	3,034
Deferred policy acquisition costs	(14,887)	3,528
Other assets	5,496	21,304
Unpaid losses and loss adjustment expenses	(161,766)	335,058
Unearned premiums	91,734	(22,317)
Accounts payable and other liabilities	(11,213)	32,111

Net cash from operating activities	82,656	90,072

INVESTING ACTIVITIES
Purchases of fixed income securities	(153,087)	(1,533,287)
Proceeds from sales of fixed income securities	393,088	1,513,604
Proceeds from maturities of fixed income securities	60,005	1,255
Purchases of equity securities	(309,577)	(152,099)
Proceeds from sales of equity securities	332,973	190,999
Purchases of other invested assets	(26,037)	(78,923)
Proceeds from sales of other invested assets	143,314	7,206
Proceeds from short-sale obligations	24,931	100,013
Cash pledged for short-sale obligations	(70,702)	(108,373)
Purchases of fixed assets	(739)	(353)

Net cash from investing activities	394,169	(59,958)

FINANCING ACTIVITIES
Dividends to shareholder	(90,000)	(67,500)

Net cash from financing activities	(90,000)	(67,500)

Net change in cash and cash equivalents	386,825	(37,386)
Cash and cash equivalents, beginning of period	245,441	429,205

Cash and cash equivalents, end of period	$632,266	$391,819

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,563	$15,563

Cash paid to parent for income taxes	$108,144	$63,971

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
1.	Organization and Basis of Presentation

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the
“A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, substantially all of the policies underwritten by Fairmont Specialty through September 30, 2006, were being issued by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. Commencing in the fourth quarter of 2006, the Company expects a large portion of the Fairmont business to be written directly by Crum & Forster companies.

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

The interim financial data at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited. However, in the opinion of management, the interim data includes all adjustments that are necessary for a fair presentation of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2006 presentation.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension or other post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS 158 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of SFAS 157 but does not expect its implementation to have a material impact on its results of operations or financial position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and clarifies SFAS No. 133 Implementation Issue D-1, Application of SFAS No. 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS No. 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 155 on its results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP”), which nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the FSP had no impact on the Company’s consolidated financial statements.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross unpaid losses and LAE, beginning of period	$3,562,337	$3,409,578	$3,673,034	$3,370,936
Less ceded unpaid losses and LAE	1,545,870	1,400,903	1,682,768	1,360,996

Net unpaid losses and LAE, beginning of period	2,016,467	2,008,675	1,990,266	2,009,940

Losses and LAE incurred related to:
Current period	213,594	178,254	569,029	506,758
Prior years	(23,137)	(8,622)	(27,879)	(20,956)

Total losses and LAE incurred	190,457	169,632	541,150	485,802

Losses and LAE paid related to:
Current period	58,541	42,586	95,025	82,609
Prior years	104,389	87,196	392,397	364,608

Total losses and LAE paid	162,930	129,782	487,422	447,217

Net unpaid losses and LAE, end of period	2,043,994	2,048,525	2,043,994	2,048,525
Add ceded unpaid losses and LAE	1,467,274	1,657,469	1,467,274	1,657,469

Gross unpaid losses and LAE, end of period	$3,511,268	$3,705,994	$3,511,268	$3,705,994

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

September 30,
2006
Ceded unpaid losses and LAE in the table above	$1,467,274

Reconciling items:
Reinsurance receivable on paid losses and LAE	71,214
Unamortized retroactive reinsurance recoverable	368,874
Loss sensitive cession[1]	(21,510)

Total reconciling items	418,578

Reinsurance recoverable on the consolidated balance sheet	$1,885,852

[1]Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$441,752	$480,529	$469,199	$522,685
Less ceded unpaid losses and ALAE	84,965	104,798	92,418	113,891

Net unpaid losses and ALAE, beginning of period	356,787	375,731	376,781	408,794
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	14,860	16,040	34,854	49,103

Net unpaid losses and ALAE, end of period	341,927	359,691	341,927	359,691
Add ceded unpaid losses and ALAE	80,440	102,645	80,440	102,645

Gross unpaid losses and ALAE, end of period	$422,367	$462,336	$422,367	$462,336

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Environmental
Gross unpaid losses and ALAE, beginning of period	$105,743	$113,453	$111,536	$123,353
Less ceded unpaid losses and ALAE	35,491	38,349	37,293	38,190

Net unpaid losses and ALAE, beginning of period	70,252	75,104	74,243	85,163
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	1,177	2,365	5,168	12,424

Net unpaid losses and ALAE, end of period	69,075	72,739	69,075	72,739
Add ceded unpaid losses and ALAE	35,885	38,693	35,885	38,693

Gross unpaid losses and ALAE, end of period	$104,960	$111,432	$104,960	$111,432

The Company also maintains reserves for other latent exposures such as those associated with silica, chemicals, lead, mold and gas and vapors of $21,139 and $24,044, net of reinsurance, as of September 30, 2006 and December 31, 2005, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Premiums written:
Direct	$292,692	$268,950	$899,508	$812,048
Assumed from other companies, pools or associations	43,861	4,258	125,645	13,733
Ceded to other companies, pools or associations	(44,047)	(84,083)	(138,295)	(179,632)

Net premiums written	$292,506	$189,125	$886,858	$646,149

Premiums earned:
Direct	$290,940	$272,652	$854,154	$835,042
Assumed from other companies, pools or associations	35,232	4,709	79,265	13,056
Ceded to other companies, pools or associations	(46,541)	(85,463)	(142,241)	(182,666)

Premiums earned	$279,631	$191,898	$791,178	$665,432

The increase in assumed premiums written and earned in the three and nine months ended September 30, 2006, as compared to the corresponding prior year periods, is principally due to the assumption of premiums written by Fairmont. For further details, see Note 1 to the consolidated financial statements.

The components of the Company’s total reinsurance recoverable are summarized as follows:

	September 30,	December 31,
	2006	2005
Reinsurance recoverable on unpaid losses and LAE	$1,814,638	$2,040,381
Reinsurance receivable on paid losses and LAE	71,214	69,734

Total reinsurance recoverable	$1,885,852	$2,110,115

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $41,383 and $34,441 at September 30, 2006 and December 31, 2005, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated component):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Investment income	$(4,818)	$(4,830)	$(14,470)	$(13,753)
Losses and LAE	(3,435)	1,039	(10,249)	(6,342)

Decrease in income before income taxes	$(1,383)	$(5,869)	$(4,221)	$(7,411)

At September 30, 2006, reinsurance recoverable includes $407,733 and $428,808 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $489,177 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Prospective corporate aggregate reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Ceded losses and LAE	$—	$—	$—	$—
Less: funds held interest charged to investment income	728	1,097	2,404	3,521

Decrease in income before income taxes	$(728)	$(1,097)	$(2,404)	$(3,521)

The above activity arises from one prospective contract. The reinsurance recoverable and funds held balances in respect of such contract were $40,233 and $35,260, respectively, at September 30, 2006 ($53,145 and $45,769, respectively, at December 31, 2005).

Retroactive corporate aggregate reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(3,435)	1,039	(10,249)	(6,342)

Change in deferred income	(3,435)	1,039	(10,249)	(6,342)
Deferred income on retroactive reinsurance, beginning of period	177,684	215,979	184,498	223,360

Deferred income on retroactive reinsurance, end of period	$174,249	$217,018	$174,249	$217,018

Funds held interest charged during the period	$4,090	$3,733	$12,066	$10,232

The above activity arises from two retroactive contracts. The reinsurance recoverable and funds held balances in respect of the first contract were $377,020 and $204,040, respectively, at September 30, 2006 ($377,020 and $193,944, respectively, at December 31, 2005). The reinsurance recoverable and funds held balances in respect of the second contract were $32,540 and $39,832, respectively, at September 30, 2006 ($32,540 and $37,862, respectively, at December 31, 2005). For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 22, 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6.	Investments

Derivative Instruments and Hedging Activities

During the three months ended September 30, 2006, the Company purchased $6,997 of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries, bringing the total cost of credit default swaps held at September 30, 2006 to $77,621 ($70,624 at December 31, 2005). The fair value of the credit default swaps was $22,546 and $33,559, at September 30, 2006 and December 31, 2005, respectively, and is included in other invested assets on the consolidated balance sheets. These credit default swaps serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate.

The convertible bonds held by the Company, which contain embedded derivatives, are accounted for under SFAS No. 133, which states that changes in the fair value attributable to the embedded derivative are required to be recognized in realized investment gains and losses on the consolidated statements of income. The estimated fair value of the embedded derivatives was $8,340 at September 30, 2006, and is included in other invested assets on the consolidated balance sheets. For further details in respect of certain investment accounting adjustments, see Note 9 to the consolidated financial statements.

In June 2006, as an economic hedge against a rising interest rate environment and deteriorating conditions in the residential housing market, the Company sold short securities of certain U.S. mortgage insurance companies totaling $24,931. The obligation to purchase the securities is included, at fair value, in short-sale obligations on the consolidated balance sheet and amounted to $24,918 at September 30, 2006.

In July 2004 and January 2005 as an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs. The total cost of the Options was $8,217. Certain of these options expired in July 2006 and replacement six-month options, which will expire in January 2007, were purchased at a cost of $1,900. The Options limit the potential loss to the Company upon purchase of the SPDRs to approximately $70,000. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at September 30, 2006 amounted to a liability of $353,854 ($329,740 at December 31, 2005) and an asset of $4,666 ($6,358 at December 31, 2005), respectively.

In connection with the short-sale transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded at fair value in assets pledged for short-sale obligations on the consolidated balance sheets. At September 30, 2006, the fair value of the assets pledged for the short-sale obligations totaled $540,641 ($496,903 at December 31, 2005).

Changes in the fair value for the transactions described above and other derivatives have been included in realized investment gains in the consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Credit default swaps	$(13,322)	$(18,754)	$(18,010)	$(15,304)
Embedded derivatives	831	—	(4,011)	—
Short-sale transactions and related options	(14,544)	(9,169)	(27,693)	(12,575)
Warrants, swaps and other derivatives	(323)	584	(732)	(2,317)

Realized investment losses	$(27,358)	$(27,339)	$(50,446)	$(30,196)

The Company also incurs additional expense in an amount equal to the dividend earnings on the short-sale obligations. Dividend earnings on the short-sale obligations amounted to $1,554 and $4,403, respectively, for the three and nine months ended September 30, 2006 as compared to $1,382 and $3,912, for the three and nine months ended September 30, 2005, respectively, and are recorded as an investment expense on the consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
Other Investment Transactions

In September 2006, the Company acquired an additional 196,538 units of the Dalton Greater China Fund, an affiliate, for consideration of $5,281, bringing the total investment in Dalton to $13,266. The units were purchased from various Fairfax companies at fair value. At September 30, 2006, the carrying value of Dalton was $15,998 ($7,985 at December 31, 2005).

In July 2006, the Company purchased 333,989 units of the Chou Associates Management Fund (“Chou”), a related party, for consideration of $25,000. The President and Chief Executive Officer of Chou is a Vice President of Fairfax. At September 30, 2006, the carrying value of Chou was $25,479.

In June 2006, the Company recorded a $5,400 other than temporary impairment charge, substantially all of which was in respect of its investment in Advent Capital (Holdings) PLC, (“Advent”), an affiliated company. At September 30, 2006, the Company’s investment in Advent had a fair value of $14,288 ($13,347 at December 31, 2005).

In June 2006, the Company redeemed approximately 78% of its interest in HWIC Asia Fund (“HWIC”), an affiliated equity method investee, for proceeds of $118,675 and a realized investment gain of $5,053. At September 30, 2006, the Company’s remaining investment in HWIC has a carrying value of $36,474 ($135,297 at December 31, 2005) on the consolidated balance sheet.

In February 2006, the Company sold its remaining shares of Zenith National Insurance Corp. common stock for proceeds of $169,311 and a realized investment gain of $106,578.

The Company owns 1.2% of the common stock of Odyssey Re Holdings Corp. (“Odyssey”), for which the Company uses the equity method of accounting. The Company has determined that the cumulative effect on the Company’s results of Odyssey’s restatement of its financial statements as of and for each of the six years ended December 31, 2005 and for the quarter ended March 31, 2006, was not material.

Included in other assets and accounts payable and other liabilities on the consolidated balance sheet at September 30, 2006, was $235,547 and $90,059, respectively, in respect of proceeds receivable and payable from unsettled trades. Cash in respect of these unsettled trades was received and paid in October 2006.

At September 30, 2006, accumulated other comprehensive income (loss), net of tax, was a loss of $29,730 as compared to income of $53,443 at December 31, 2005. The decrease in accumulated other comprehensive income in the nine months ended September 30, 2006 is principally the result of a reduction of unrealized investment gains attributable to the sale of certain equity securities, including approximately $92.3 million on the aforementioned sale of Zenith common stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
7.	Commitments and Contingencies

On September 7, 2005, Fairfax announced that it received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

8.	Segment Reporting

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Workers’ compensation	$72,163	$69,735	$212,034	$218,010
General liability	68,808	49,595	194,460	151,214
Property	66,110	9,019	177,854	106,177
Commercial automobile	52,870	47,022	153,220	138,072
Commercial multi-peril	15,858	11,665	42,190	34,693
Surety	3,822	4,862	11,420	17,266

Total premiums earned	$279,631	$191,898	$791,178	$665,432

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$51,783	71.8%	$61,154	87.7%	$150,234	70.9%	$183,925	84.4%
General liability	36,570	53.1%	35,148	70.9%	136,467	70.2%	104,107	68.8%
Property	65,933	99.7%	35,099	389.2%	142,817	80.3%	81,976	77.2%
Commercial automobile	32,120	60.8%	30,902	65.7%	93,804	61.2%	77,266	56.0%
Commercial multi-peril	69	0.4%	2,183	18.7%	3,297	7.8%	9,644	27.8%
Surety	3,982	104.2%	5,146	105.8%	14,531	127.2%	28,884	167.3%

Total	$190,457	68.1%	$169,632	88.4%	$541,150	68.4%	$485,802	73.0%

In the normal course of its periodic re-estimation of loss and LAE reserves, the Company may increase or decrease loss and LAE reserves associated with prior years and may also adjust the estimated loss and LAE ratios for the current accident year. These adjustments are made by accident year within each line of business. For the nine months ended September 30, 2006 and 2005, net favorable development of prior years’ loss and LAE reserves reduced the calendar period loss and LAE ratio for all lines by 3.5% and 3.2%, respectively. The nine months current accident year loss and LAE ratio for all lines of business was 71.9% for 2006 and 76.2% for 2005.

Significant variations in the 2006 calendar period loss and LAE ratio compared to the same period in 2005 of the major lines of business may be explained as follows: (1) workers’ compensation – the improvement was principally attributable to favorable development in 2006 of prior years’ reserves, particularly as respects California business; (2) general liability – in the third quarter of 2006, the Company recognized favorable development in umbrella and other general liability exposures, due in part to favorable settlements of prior years’ claims; (3) property – the favorable effect of a lack of major hurricanes striking the U.S. in the third quarter of 2006 was offset in part by an increased frequency of large fire losses; and (4) commercial automobile – the deterioration in the nine month period was due to an increase in large claims in 2006. In the third quarter of 2006, the Company recognized favorable development of commercial automobile reserves due to continued lower than expected loss activity on the 2003 and prior years.

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
9.	Accounting Adjustments in Respect of Certain Investments

During the third quarter of 2006, the Company identified and recorded two adjustments associated with its accounting for investments. The net effect of these adjustments was a decrease in investment income in the three months ended September 30, 2006 of $6,962 pre-tax ($4,525 after-tax) and an increase in investment income in the nine months ended September 30, 2006 of $2,589 pre-tax ($1,683 after-tax). The first adjustment was in respect of an overstatement of investment income of $9,551 pre-tax ($6,208 after-tax) in the second quarter of 2006, when the Company incorrectly recorded investment income based on a cash distribution received from one of its equity method investees, instead of reducing its investment balance. This error has been corrected by reducing investment income in the third quarter by $9,551 pre-tax ($6,208 after-tax). There is no year to date effect on investment income from this adjustment. The second adjustment was in respect of an error which occurred in 2002, related to the carrying value of an investment in an affiliated equity method investee. Correction of this error in the third quarter of 2006 increased investment income by $2,589 pre-tax ($1,683 after-tax). Management has evaluated the financial impact of these accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the current period or any prior period. Accordingly, prior period financial statements have not been restated.

During the second quarter of 2006, the Company identified and recorded certain adjustments associated with its accounting for investments. The adjustments relate principally to three areas: (1) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge Financial Corporation (“Northbridge”) and HWIC; (2) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; and (3) embedded derivatives mark-to-market – the Company did not properly reflect the mark to market through earnings of derivative features embedded in convertible bonds pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements. Management evaluated the financial impact of these accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the second quarter results or any prior period. Accordingly, prior period financial statements were not restated. Instead, the Company recorded a cumulative charge to net income in the three months ended June 30, 2006 of $5,678 pre-tax ($3,691 after- tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. In addition, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, that together with the aforementioned $3,691 charge to net income, resulted in a $3,678 increase in shareholder’s equity.

The aggregate effect of the second and third quarter adjustments resulted in a reduction to income for the nine months ended September 30, 2006 of $3,089 pre-tax ($2,008 after tax).

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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted in this report. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 22, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
All dollar amounts are in thousands, unless otherwise indicated.
Statements Regarding Forward-Looking Information
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:
•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Competitive conditions in the insurance market;

•	Inability to obtain reinsurance coverage on reasonable terms and prices;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Inability to realize the Company’s investment objectives;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Exposure to credit risk, in the event reinsurers or policyholders that owe the Company premiums or reimbursement of deductibles paid by the Company on their behalf fail to pay;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2006. The information appearing under Item 1A. “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.
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
No adjustment was made to asbestos, environmental or other latent reserves in the nine months ended September 30, 2006. In 2005, based on the Company’s internal actuarial review, the Company strengthened its asbestos, environmental and other latent reserves by $44,646. In 2004, the Company engaged an independent actuarial firm to conduct a ground-up study of the Company’s asbestos reserves and based on the results of such study, together with the Company’s internal actuarial review, asbestos, environmental and other latent reserves were increased by $100,542 in that year.

Other than temporary declines in value of investments
The Company’s fixed income and equity securities are principally categorized as “available-for-sale” and are carried at their fair value based primarily on quoted market prices. Unrealized gains or losses on the Company’s investments, net of applicable income taxes, are included in other comprehensive income. Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time, which in the case of fixed income securities may mean until maturity, is outweighed by evidence to the contrary. Management also considers the Company’s ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if it is probable that the Company will be unable to collect all amounts due under the terms of the securities.
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
At September 30, 2006, the Company had unrealized losses on available-for-sale fixed income and equity securities of $131,637 (including unrealized losses of $5,204 on fixed income securities included in assets pledged for short-sale obligations). In the nine months ended September 30, 2006, the Company recognized a $5,400 other than temporary impairment charge, substantially all of which was in respect of its investment in Advent Capital (Holdings) PLC (“Advent”), an affiliated company. For the nine months ended September 30, 2005, charges for other than temporary impairments amounted to $3,889. See “Liquidity and Capital Resources – Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
At September 30, 2006 and December 31, 2005, reinsurance recoverable was $1,885,852 and $2,110,115, net of reserves for uncollectible reinsurance of $41,383 and $34,441, respectively. The provision for uncollectible reinsurance for the three and nine months ended September 30, 2006 was $1,810 and $7,500, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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

At September 30, 2006, there are no valuation allowances against the Company’s gross deferred tax assets of $277,119. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change. Realization of the deferred tax asset under Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters, large settlements for asbestos or environmental claims or materially lower investment results. While underwriting losses for tax purposes reduced taxable income in years 2002 through the first nine months of 2006, the Company generated sufficient taxable income through capital gains and other investment income to enable the Company to utilize its historical net operating losses and realize other reversing tax assets during that period, with sufficient realized capital gains in available carryback periods to absorb current unrealized capital losses in the event these losses become recognized for tax purposes.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States, including Fairmont Specialty producers as discussed below. The Company’s two largest producers accounted for approximately 7.0% and 6.7% of gross premiums written for the nine months ended September 30, 2006.
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
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. Increased competition in the property market commenced in mid-2003, with significant downward rate movement in the casualty market commencing in mid-2004 and accelerating since that time. Through 2004 and 2005, property risks generally were written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005. The casualty market has continued to see an acceleration of softening market conditions in the nine months ended September 30, 2006, particularly in respect of workers’ compensation policies in California, while property market conditions improved significantly in the wake of the 2005 hurricanes with market hardening becoming more significant late in the first quarter and accelerating through the second quarter. The improvement in the property market is primarily attributable to more limited availability of catastrophe reinsurance and at higher rates, which is in turn driving price increases on property risks. In the first nine months of 2006, renewal pricing in the Company’s casualty lines continued to decline by single digits while renewal pricing in the Company’s property lines generally increased, with such increases varying largely based on potential exposure to catastrophes. Commencing late in the third quarter of 2006 and more particularly influencing fourth quarter business, the property market has begun to experience increased competition as a result of the mild hurricane activity to date, with several major competitors offering more capacity in the coastal wind areas as well as greater capacity and more competitive pricing on non-catastrophe exposed business.
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. For the nine months ended September 30, 2006, Fairmont reported gross premiums written, net premiums written and premiums earned of $127,402, $112,365 and $59,140, respectively. The Company did not assume the December 31, 2005 unearned premium or loss reserves associated with the Fairmont business; accordingly, the Company’s premiums earned of $59,140 as noted above, for the nine months ended September 30, 2006, include only the portion of the Fairmont business effective on or after January 1, 2006 that was earned in the period.
During the first half of 2006 the Company restructured its property reinsurance. Effective March 1, 2006, the Company’s property per risk reinsurance is comprised as follows: (1) the Company retains the first $5 million per insured; (2) the next $5 million in excess of $5 million is ceded on a per insured basis 100% to nSpire Re Limited (“nSpire”), a Fairfax affiliate; and (3) the next $15 million in excess of $10 million layer is reinsured on a per risk basis 100% by third party reinsurers. These contracts expire May 1, 2007.
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
Effective May 1, 2006, the Company placed its property catastrophe treaty (excluding Seneca). The Company purchased $210 million of coverage in excess of $40 million per occurrence in three layers of $30 million, $80 million and $100 million. The Company retains approximately 57% of the first layer, 7% of the second layer and none of the third layer. nSpire has a 10% participation in the first layer. Odyssey America and nSpire participate approximately 13% in the aggregate in each of the second and third layers. The premium for the coverage, net of Company retentions, is approximately $50 million. In the event of a covered loss equal to net and treaty limits, the Company’s net retained loss would be $62,653 and the Company would be obligated to pay reinstatement premiums equal to 100% of the original premium.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross premiums written	$336,553	$273,208	$1,025,153	$825,781

Net premiums written	$292,506	$189,125	$886,858	$646,149

Premiums earned	$279,631	$191,898	$791,178	$665,432
Losses and LAE	190,457	169,632	541,150	485,802
Underwriting expenses	82,013	65,125	231,414	195,508

Underwriting income	7,161	(42,859)	18,614	(15,878)
Investment income and realized investment gains and losses	66,597	50,818	347,414	191,440
Interest and other expense	10,065	8,556	30,793	28,201

Income (loss) before income taxes and equity in earnings of investees	63,693	(597)	335,235	147,361
Income tax expense (benefit)	21,674	(1,024)	115,139	48,934

Income before equity in earnings of investees	42,019	427	220,096	98,427
Equity in earnings of investees, net of tax	3,846	5,674	9,915	14,428

Net income	$45,865	$6,101	$230,011	$112,855

Loss and LAE ratio	68.1%	88.4%	68.4%	73.0%
Underwriting expense ratio	29.3	33.9	29.2	29.4

Combined ratio	97.4%	122.3%	97.6%	102.4%

Net income for the three and nine months ended September 30, 2006 was $45,865 and $230,011, respectively, as compared to $6,101 and $112,855, for the three and nine months ended September 30, 2005, respectively. The increase in net income in both the three and nine month periods ended September 30, 2006, as compared to the corresponding prior year periods, was principally due to lower catastrophe losses and higher investment results. The results for the nine months ended September 30, 2006, were positively affected by a $106,578 gain on the sale of Zenith National Insurance Corp. (“Zenith”) common stock and higher investment income from HWIC Asia Fund (“HWIC”), partially offset by lower realized investment gains on the sale of U.S. Treasury securities. During the third quarter of 2005, underwriting results were adversely affected by net catastrophe losses from hurricanes Katrina and Rita of approximately $60,000, including reinsurance reinstatement premiums of $38,000. The improvement in the combined ratio reflects the favorable impact of lower catastrophe losses in 2006.
During the second quarter of 2006, the Company identified certain adjustments associated with its accounting for investments and recorded a cumulative charge to net income in the six months ended June 30, 2006 of $5,678 pre-tax ($3,691 after-tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. During the third quarter of 2006, the Company identified additional adjustments in respect of its investment accounting. The net effect of these adjustments was to decrease investment income in the three months ended September 30, 2006 by $6,962 pre-tax ($4,525 after-tax) and increase investment income in the nine months ended September 30, 2006 by $2,589 pre-tax ($1,683 after-tax).
The aggregate effect of the second and third quarter adjustments was a reduction of income for the nine months ended September 30, 2006 of $3,089 pre-tax ($2,008 after tax). For further details, see Note 9 to the consolidated financial statements.

Underwriting results
Gross premiums written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended September 30,
			Increase/	Percent
	2006	2005	(Decrease)	Change
Workers’ compensation	$72,218	$75,811	$(3,593)	(4.7)%
General liability	81,842	60,499	21,343	35.3%
Property	99,100	73,027	26,073	35.7%
Commercial automobile	58,779	48,632	10,147	20.9%
Commercial multi-peril	20,999	13,193	7,806	59.2%
Surety	3,615	2,046	1,569	76.7%

Total gross premiums written	$336,553	$273,208	$63,345	23.2%

	Nine Months Ended September 30,
			Increase/	Percent
	2006	2005	(Decrease)	Change
Workers’ compensation	$212,119	$208,394	$3,725	1.8%
General liability	269,789	198,102	71,687	36.2%
Property	297,582	217,490	80,092	36.8%
Commercial automobile	177,100	146,926	30,174	20.5%
Commercial multi-peril	58,375	37,519	20,856	55.6%
Surety	10,188	17,350	(7,162)	(41.3)%

Total gross premiums written	$1,025,153	$825,781	$199,372	24.1%

For the three months ended September 30, 2006, gross premiums written increased by $63,345 or 23.2% compared to the corresponding prior year period. The increase includes $47,376 of Fairmont’s premiums, of which $2,684, $19,254, $3,087, $13,506, $6,714 and $2,131 relate to the workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety lines of business, respectively. Excluding Fairmont, gross premiums written increased by $15,969, or 5.8%, in the three months ended September 30, 2006. For the nine months ended September 30, 2006, gross premiums written increased by $199,372 or 24.1% over the nine months ended September 30, 2005. The increase includes $127,402 of Fairmont’s premiums, of which $11,541, $51,491, $8,703, $31,361, $19,182 and $5,124 relate to the workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety lines of business, respectively. Excluding Fairmont, gross premiums written increased by $71,970, or 8.7%, in the nine months ended September 30, 2006. Renewal retention rates across all lines of business decreased by approximately 4 percentage points in the three months ended September 30, 2006 and remained relatively stable in the nine months ended September 30, 2006, compared to the prior year. Pricing on renewal policies remained essentially unchanged in both the three and nine month periods ended September 30, 2006. New business increased by approximately 34% in the third quarter of 2006 and by approximately 18% for the first nine months of the year (14% excluding Fairmont), largely attributable to increases in property lines.
Casualty gross premiums written
For the three and nine months ended September 30, 2006, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased by $27,897, or 15.1%, and $105,586, or 19.1%, respectively, as compared to the three months and nine months ended September 30, 2005. This increase includes $35,444 and $94,393 of Fairmont’s premiums in the three and nine months ended September 30, 2006, respectively. Excluding Fairmont, gross premiums written decreased by $7,547, or 4.1%, in the three months ended September 30, 2006 compared to the three months ended September 30, 2005, largely due to price decreases as a result of increased competition in the marketplace, partially offset by modest increases in renewal retention rates and growth in new business. For the nine months ended September 30, 2006, gross premiums written, excluding Fairmont, increased by $11,193, or 2.0%, compared to the same period in 2005, due to modest increases in renewal retention rates partially offset by price decreases, while new business remained level.
The casualty market has experienced an acceleration of softening market conditions during 2006, particularly in the first half of the year. Specifically, the Company has been affected by declining market prices for California workers’ compensation business as a consequence of system reforms and very favorable industry accident year results in recent years. For the nine months ended September 30, 2006, California workers’ compensation gross premiums written have decreased by approximately $27 million, or 25%, reflecting the combined effects of a reduction in renewal retention rates, less new business and a decline in pricing.

Property gross premiums written
For the three and nine months ended September 30, 2006, gross premiums written in property lines, which include the property, commercial multi-peril and surety lines of business, increased by $35,448, or 40.2%, and $93,786, or 34.4%, respectively, as compared to the three and nine months ended September 30, 2005. This increase includes $11,932 and $33,009 of Fairmont’s premiums in the three and nine months ended September 30, 2006, respectively. Excluding Fairmont, gross premiums written increased by $23,516, or 26.6%, in the three months ended September 30, 2006 and $60,777, or 22.3%, in the nine months ended September 30, 2006, primarily due to significant rate increases and an increase in new business, partially offset by a reduction in renewal retention rates. The increase in pricing and new business is attributable to a significant hardening of the property market in the aftermath of the 2005 hurricane activity, due to limited availability of catastrophe reinsurance and higher reinsurance rates.
Net premiums written
For the three and nine months ended September 30, 2006, net premiums written increased by $103,381, or 54.7%, and $240,709, or 37.3%, respectively, as compared to the three and nine months ended September 30, 2005, which was generally in line with the growth in gross premiums written after giving effect to the increased retention on the property per risk treaty and corresponding reduced premium cessions and reinsurance reinstatement premiums of $38,000 associated with catastrophe losses in the third quarter of 2005. Excluding Fairmont, net premiums written increased by $59,610, or 31.5%, and $128,344, or 19.9%, in the three and nine months ended September 30, 2006, respectively.
Premiums earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and nine months ended September 30, 2006, premiums earned increased by $87,733, or 45.7%, and $125,746, or 18.9%, respectively, as compared to the three and nine months ended September 30, 2005. The lower increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increase in premiums written in the first nine months of 2006. Excluding Fairmont, premiums earned increased by $58,286, or 30.4%, and $66,606, or 10%, in the three and nine months ended September 30, 2006, respectively.
Losses and loss adjustment expenses
For the three and nine months ended September 30, 2006, the Company’s calendar year loss and LAE ratio decreased to 68.1% and 68.4% from 88.4% and 73.0%, respectively, for the three and nine months ended September 30, 2005, respectively. This decrease is primarily due to lower catastrophe losses in 2006 as compared to 2005 and higher favorable prior year loss development, partially offset by unfavorable loss emergence in property, which was influenced by an increased frequency of large fire losses over this period, particularly with respect to primary habitational business. Refer to Note 8 to the consolidated financial statements for a discussion of significant variations in the calendar period loss and LAE ratios by major line of business.
For the nine months ended September 30, 2006 and 2005, net favorable development of prior years’ loss and LAE reserves reduced the calendar period loss and LAE ratio for all lines by 3.5% and 3.2%, respectively. Included in prior year favorable loss development was $10,249 and $6,342 of amortization of deferred income on retroactive reinsurance contracts in the nine months ended September 30, 2006 and 2005, respectively.
The accident year loss and LAE ratio decreased to 71.9% in the nine months ended September 30, 2006 compared to 76.2% for the nine months ended September 30, 2005 primarily due to the adverse effect of $60,000 of losses from hurricanes Katrina and Rita, which occurred in the third quarter of 2005. The full accident year 2005 loss ratio of 76.5% was negatively affected by hurricanes Katrina, Rita and Wilma.

Underwriting expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three and nine months ended September 30, 2006, the Company’s underwriting expense ratio was 29.3% and 29.2%, respectively, as compared to an underwriting expense ratio of 33.9% and 29.4%, respectively, for the three and nine months ended September 30, 2005.
The Company’s policy acquisition expense ratio decreased to 15.0% and 14.0%, for the three and nine months ended September 30, 2006, respectively, as compared to policy acquisition ratios of 17.3% and 14.8%, for the three and nine months ended September 30, 2005, respectively. In the third quarter of 2005, the policy acquisition expense ratio was negatively affected by approximately 3 percentage points due to reinsurance reinstatement premiums of $38,000 associated with catastrophe losses.
The Company’s other underwriting expense ratio decreased to 14.3% from 16.6% for the three months ended September 30, 2006, and increased to 15.2% from 14.6% for the nine months ended September 30, 2006. On a year to date basis through September 30, 2006, the underwriting ratio has been affected by the addition of the Fairmont business which added to the Company’s fixed expenses but only moderately to its net earned premiums. Fairmont contributed approximately $29 million in net earned premiums in the third quarter of 2006 as compared to approximately $30 million in the first half of the year. Additionally, the Company incurred higher legal and technology expenses in both the three and nine months ended September 30, 2006. The 2005 underwriting expense ratio was adversely affected by the aforementioned reinsurance reinstatement premiums.
Investment results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average investments, including cash and cash equivalents, at book value[1]	$3,807,875	$3,684,925	$3,725,919	$3,550,775

Investment income	$21,096	$28,177	$170,375	$96,555
Realized investment gains	45,501	22,641	177,039	94,885
Pre-tax equity in earnings of investees	5,917	8,729	15,254	22,197
Change in unrealized investment gains (losses) and foreign currency translation	106,392	(113,874)	(127,958)	(44,540)

Total return on investments	$178,906	$(54,327)	$234,710	$169,097

Annualized total return on investments	18.8%	(5.9)%	8.4%	6.3%

[1]	Includes book value of assets pledged for short-sale obligations of $545,845 at September 30, 2006 ($493,187 at September 30, 2005).
The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. The annualized total return on investments was 18.8% and 8.4% for the three and nine months ended September 30, 2006, respectively, as compared to (5.9)% and 6.3% for the three and nine months ended September 30, 2005, respectively. Funds held interest related to corporate aggregate reinsurance contracts reduced the rate of return for the three and nine months ended September 30, 2006 by 0.5% and by 0.6% for the three and nine month periods ended September 30, 2005. The following paragraphs discuss each component of the return on investments.
For the three months ended September 30, 2006, the decrease in investment income of $7,081, or 25.1%, as compared to the three months ended September 30, 2005, is principally due to lower income from other invested assets resulting from net adjustments of approximately $6,962 pre-tax in respect of the Company’s equity method investees. For the nine months ended September 30, 2006, the increase in investment income of $73,820, or 76.5%, compared to the corresponding prior year period, was primarily due to higher earnings from HWIC, which realized significant capital gains as well as higher partnership earnings. Additionally, the Company benefited from higher earnings from cash and cash equivalents, attributable to interest income earned on the Standard & Poor’s Depositary Receipts (“SPDRs”) obligation. For further details on certain accounting adjustments in respect of investments, see Note 9 to the consolidated financial statements.

Realized investment gains were $45,501 and $177,039 in the three and nine months ended September 30, 2006, respectively, as compared to $22,641 and $94,885 in the three and nine months ended September 30, 2005, respectively. The increase in realized investment gains of $22,860 in the three months ended September 30, 2006 is primarily due to higher realized gains from the sale of equity securities, partially offset by a realized investment loss on the change in fair value of the SPDRs. For the nine months ended September 30, 2006, the increase in realized investment gains of $82,154, was due to the combined impact of a $106,578 gain on the sale of Zenith common stock, a gain of $38,045 on the sale of a corporate fixed income security and higher realized gains from the sale of other equity securities, partially offset by lower realized investment gains on the sale of U.S. Treasury securities and higher realized losses on the change in fair value of the SPDRs and other derivatives. For further details on certain accounting adjustments in respect of investments, see Note 9 to the consolidated financial statements. Realized investment gains in the nine months ended September 30, 2006 include a $5,400 charge for an other than temporary impairment, substantially all of which was in respect of the Company’s investment in Advent, an affiliated company.
Pre-tax equity in earnings of investees was $5,917 and $15,254 in the three and nine months ended September 30, 2006, respectively, as compared to $8,729 and $22,197 in the three and nine months ended September 30, 2005, respectively. The decrease in pre-tax equity in earnings of investees in both the three and nine months ended September 30, 2006 was principally due to lower earnings from Northbridge Financial Corporation (“Northbridge”), an affiliated equity method investee. Northbridge contributed $4,510 and $12,881 in the three and nine months ended September 30, 2006, respectively, as compared to $8,385 and $20,782 in the three and nine months ended September 30, 2005, respectively. Northbridge’s earnings in the nine months ended September 30, 2006 were affected by equity adjustments and mark to market adjustments in respect of the derivative features embedded in convertible bonds. For further details on certain accounting adjustments in respect of investments, see Note 9 to the consolidated financial statements.
For the three and nine months ended September 30, 2006, the change in unrealized investment gains and losses and foreign currency translation was comprised of gains of $106,392 and losses of $127,958, respectively, as compared to losses of $113,874 and $44,540 in the three and nine months ended September 30, 2005, respectively. In the three months ended September 30, 2006, the significant increase in unrealized investment gains and losses was principally due to a rally in the bond market. In the nine months ended September 30, 2006, the change in unrealized investment gains and losses was due to a reduction in unrealized gains on equity securities attributable to the sale of certain equity securities, including approximately $92.3 million on the aforementioned sale of Zenith common stock.
Interest and other expense
For the three and nine months ended September 30, 2006, interest and other expenses were $10,065 and $30,793, respectively, as compared to $8,556 and $28,201 for the three and nine months ended September 30, 2005, respectively. The higher expense for the three and nine months ended September 30, 2006 as compared to the corresponding prior year periods was principally due to higher charitable contributions.
Liquidity and Capital Resources
Holding company
As a holding company with no direct operations, the Company’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations (approximately $31,100 per year), to pay corporate expenses and, ultimately, to repay the $300,000 aggregate principal amount of its senior notes due 2013. Crum & Forster’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At September 30, 2006, US Fire reported statutory earned surplus of $267,670 and North River reported statutory earned surplus of $57,854. On March 29, 2006, US Fire paid the Company a cash shareholder dividend of $94,500. On May 12, 2006, North River paid the Company a cash shareholder dividend of $32,500. On March 30, 2006 and May 22, 2006, the Company paid cash shareholder dividends of $80,000 and $10,000, respectively, to Fairfax. Neither US Fire nor North River may pay additional dividends in 2006 without prior regulatory approval.
Cash used in financing activities was confined to the dividends paid to Fairfax of $90,000 and $67,500 in the nine months ended September 30, 2006 and 2005, respectively. Shareholder’s equity was $1,018,031 at September 30, 2006, as compared to $961,193 at December 31, 2005. The increase was primarily the result of current year earnings partially offset by dividends paid to Fairfax and net unrealized investment losses.

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
Cash provided by operating activities for the nine months ended September 30, 2006 was $82,656, as compared to $90,072 for the nine months ended September 30, 2005. The unfavorable variance from the prior year is primarily attributable to higher net paid losses, principally due to higher property claim payments, and higher income taxes paid as a result of higher realized investment gains, partially offset by higher premium collections.
Cash provided by investing activities for the nine months ended September 30, 2006 was $394,169 as compared to cash used in investing activities of $59,958 in the nine months ended September 30, 2005. The increase in cash provided by investing activities in the nine months ended September 30, 2006 was primarily attributable to higher proceeds received from the sale of equity securities and other invested assets.
Investments in available-for-sale fixed income and equity securities, which include assets pledged for short-sale obligations, are summarized below:

	At September 30, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$1,777,246	$87	$115,580	$1,661,753
States, municipalities and political subdivisions	4,906	34	—	4,940
Other corporate fixed income securities	208,855	21,649	76	230,428

Total fixed income securities	1,991,007	21,770	115,656	1,897,121

Equity securities:
Common stocks	494,861	40,467	15,981	519,347
Preferred stocks	17,377	771	—	18,148

Total equity securities	512,238	41,238	15,981	537,495

Total available-for-sale securities	$2,503,245	$63,008	$131,637	$2,434,616

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $155,589 (cost of $160,793).
Certain individual available-for-sale securities had gross unrealized losses at September 30, 2006 totaling $131,637 (including $5,204 of gross unrealized losses on U.S. Treasury securities included in assets pledged for short-sale obligations) of which $115,656 was attributed to fixed income securities and $15,981 was attributed to equity securities. The total gross unrealized losses of $131,637 represented approximately 6.9% of the cost or amortized cost of such securities in the aggregate.
At September 30, 2006, U.S. Treasury securities accounted for substantially all of the $115,656 of gross unrealized losses in the fixed income portfolio. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At September 30, 2006, approximately $14,824, or 92.8%, of the equity portfolio gross unrealized losses of $15,981 was attributable to two securities with unrealized losses in excess of 10% of their respective costs at September 30, 2006. Neither of the securities has been in a loss position for greater than twelve consecutive months and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery. The remaining balance of the unrealized losses was attributable to four securities whose unrealized losses did not exceed 10% of their cost and which were not in a loss position for greater than twelve consecutive months.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At September 30, 2006, 95.5% of the Company’s fixed income securities were rated investment grade.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $271,194 and $350,603 at September 30, 2006, and December 31, 2005, respectively, and are included in other invested assets on the consolidated balance sheets. The reduction in other invested assets at September 30, 2006 as compared to December 31, 2005, is primarily due to the Company’s redemption of HWIC as described in Note 6 to the consolidated financial statements. For the three and nine months ended September 30, 2006 (losses) earnings of equity method investees were $(1,657) and $96,290, respectively, as compared to earnings of $10,584 and $34,436 for the three and nine months ended September 30, 2005, respectively.

(Losses) earnings of investment companies and similar equity method investees were $(7,574) and $81,036 in the three and nine months ended September 30, 2006, respectively, and $1,855 and $12,239 in the three and nine months ended September 30, 2005, respectively, and are included in investment income on the consolidated statements of income. The decrease in earnings of investment companies and similar equity method investees in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, is principally due to an adjustment of approximately $9,551 pre-tax in respect of one of the Company’s equity method investees. For further details see Note 9 to the consolidated financial statements. For the nine months ended September 30, 2006, the increase in earnings from investment companies and similar equity method investees as compared to the corresponding prior year period is essentially due to higher earnings from HWIC and other partnership earnings. For the three and nine months ended September 30, 2006, cash distributions received from investment companies and similar equity method investees were $3,498 and $22,448, respectively, as compared to none and $12,754, in the three and nine months ended September 30, 2005, respectively.
Pre-tax earnings of other equity method investees of $5,917 and $15,254 in the three and nine months ended September 30, 2006, respectively, and $8,729 and $22,197, in the three and nine months ended September 30, 2005, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. The decrease in earnings of other equity method investees in both the three and nine month periods ended September 30, 2006, as compared to the corresponding prior year periods, is attributable to lower earnings from Northbridge. For further details on certain accounting adjustments in respect of affiliated equity method investees, see Note 9 to the consolidated financial statements. For the three and nine months ended September 30, 2006, dividends received from other equity method investees were $1,292 and $3,840, respectively, as compared to $1,210 and $3,530, in the three and nine months ended September 30, 2005, respectively.
Ratings
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a stable outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a negative outlook from Standard & Poor’s Insurance Rating Services (“S&P”), also a rating agency for the insurance industry. On October 25, 2006, S&P assigned a negative outlook to Fairfax and its subsidiaries and cited as the reason its concern about “FFH’s qualitative areas of governance, risk controls and enterprise risk management.”
Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and Fairfax’s other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster.
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

Interest Rate Risk
At September 30, 2006, the fair value of Crum & Forster’s investment portfolio included $1,897,121 of fixed income securities, including $155,589 of assets pledged for short-sale obligations, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At September 30, 2006
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,469,376	$572,255	30.2%
100 basis point decline	$2,164,171	$267,050	14.1%
Base scenario	$1,897,121	—	—
100 basis point increase	$1,682,886	$(214,235)	(11.3)%
200 basis point increase	$1,501,628	$(395,493)	(20.8)%
As an economic hedge against a rising interest rate environment, the Company has sold short securities of certain U.S. mortgage insurers totaling approximately $25,000. A hypothetical 10% decrease in the price of these securities would result in approximately a $2,500 decrease in the obligations to purchase the securities sold.
Equity Price Risk
At September 30, 2006, the Company’s investment portfolio included $537,495 of equity securities. Marketable equity securities, which represented approximately 14.3% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, are exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $53,749 in the fair value of the equity portfolio at September 30, 2006. At December 31, 2005, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $59,594 in the fair value of the equity portfolio. The decrease in the Company’s exposure to equity price risk is the result of the decrease in the value of the equity portfolio from $595,944 at December 31, 2005 to $537,495 at September 30, 2006.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales totaling approximately $300,000 of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $70,000. Some of the options expired in July 2006 and were replaced with new options, which expire in January 2007. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At September 30, 2006, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $325,788, or 8.7% of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated securities and Indian rupee denominated securities, which represented 6.0% and 1.0%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $32,579 at September 30, 2006. At December 31, 2005, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $39,743 in the fair value of the total investment portfolio. The decrease in the Company’s exposure to foreign currency exchange rate risk is the result of the decrease in foreign currency denominated securities.

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
During the evaluation of disclosure controls and procedures as of June 30, 2006 conducted during the preparation of the Company’s financial statements to be included in the second quarter of 2006 Form 10-Q, a material weakness in internal control over financial reporting was identified relating to controls over the accounting for certain investment transactions. As a result, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were ineffective. Upon identification of the material weakness and under the directions of the Company’s principal executive officer and principal financial officer, the Company developed a comprehensive plan to remediate the material weakness.
As of September 30, 2006, and as described under Remediation of Material Weakness in Internal Control Over Financial Reporting below, the material weakness was not fully remediated. As a result, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were ineffective.
Notwithstanding the aforementioned material weakness, the Company’s management has concluded that the financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition for the periods presented in conformity with generally accepted accounting principles.
Remediation of Material Weakness in Internal Control Over Financial Reporting
The Company is actively engaged in the implementation of remediation efforts to address the material weakness in the Company’s internal control over financial reporting as of September 30, 2006. These remediation efforts outlined below are specifically designed to address the material weakness identified by the Company’s management relating to the Company’s accounting for certain investments in accordance with generally accepted accounting principles. The Company has taken significant actions to improve its investment accounting procedures and review procedures to ensure certain equity method investees and derivatives embedded in certain debt securities are accounted for in accordance with generally accepted accounting principles. To address the material weakness, management has established a remediation plan that will supplement the existing controls of the Company. The remediation plan addresses the following elements: (i) the implementation of additional monitoring controls which ensure that the accounting for investments is reviewed on a quarterly basis, (ii) the procurement and review of pertinent information to substantiate the determination of the appropriateness of the accounting for significant investments, (iii) the improvement of the Company’s process for assessing the applicability of existing and new accounting pronouncements affecting the accounting treatment of investment transactions, and (iv) the strengthening of existing controls to ensure an enhanced understanding of investment transactions through improved communication with the Company’s investment manager.
The Company has devoted significant efforts toward remediation of the material weakness. Nonetheless, the material weakness was not yet fully remediated as of September 30, 2006. Management continues to assign the highest priority to the Company’s remediation efforts, with the goal of remediating the material weakness by year-end 2006. However, due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing of achievement of remediation.
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
Changes in Internal Control Over Financial Reporting
Changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting have been described above.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 22, 2006.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: November 2, 2006	By:	/s/ Nikolas Antonopoulos

Nikolas Antonopoulos
President and Chief Executive Officer

Date: November 2, 2006	By:	/s/ Mary Jane Robertson

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
Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended
December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006).

*	Filed herewith