Form 10-K
period 2006-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2007-03-09
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
     None
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at March 7, 2007

Common Stock, $.01 Par Value	100
Documents Incorporated by Reference
     None

CRUM & FORSTER HOLDINGS CORP.
Form 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	99
ITEM 9A.	CONTROLS AND PROCEDURES	99
	Evaluation of Disclosure Controls and Procedures	99
	Internal Control Over Financial Reporting	99
ITEM 9B.	OTHER INFORMATION	99

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	100
	Directors and Executive Officers	100
	Key Employees of the Operating Companies	101
	Audit Committee and Audit Committee Financial Expert	101
	Compensation Committee	101
	Compensation of Directors	101
	Code of Ethics	101
ITEM 11.	EXECUTIVE COMPENSATION	101
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	101
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	101
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	102
	Audit Fees	102
	Audit-Related Fees	102
	Tax Fees	102
	All Other Fees	102
	Audit Committee Pre-Approval Policies and Procedures	102

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	102
	Financial Statement Schedules	102
	Exhibits	103
	SIGNATURES	106
	POWER OF ATTORNEY	106
	INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES	107
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	108
	Schedule I – Summary of Investments Other Than Investments in Related Parties	109
	Schedule II – Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2006 and 2005 (Parent Company Only)	110
	Schedule II – Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2006, 2005 and 2004 (Parent Company Only)	111
	Schedule II – Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2006, 2005 and 2004 (Parent Company Only)	112
	Schedule II—Note to Condensed Financial Statements of Crum & Forster Holdings Corp.	113
	Schedule V – Valuation and Qualifying Accounts	114
	EXHIBITS

The following annual report on Form 10-K relates to the business operations and financial results of Crum & Forster Holdings Corp. and its subsidiaries. References in this report to the “Company” or “Crum & Forster” refer to Crum & Forster Holdings Corp. and its direct and indirect subsidiaries, including Crum & Forster Holding Inc., United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”) and Crum and Forster Insurance Company (“CF Insurance”). US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company (“CF Specialty”). North River owns 100% of the stock of Seneca Insurance Company, Inc. (“Seneca”) and its subsidiaries. Fairfax Financial Holdings Limited (“Fairfax”) holds a 100% indirect interest in Fairfax Inc., Crum & Forster’s parent company.
The Company’s principal executive offices are located at 305 Madison Avenue, Morristown, NJ 07962 and its telephone number at that address is (973) 490-6600. The Company’s website is http://www.cfins.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
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

PART I
ITEM 1. BUSINESS
Overview
Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes a broad range of commercial coverage including workers’ compensation, property, general liability, commercial automobile, commercial multi-peril and other lines of business. The Company generally conducts business on a brokerage basis through its home office and a regional branch network, allowing it to control centrally the underwriting process, respond to local market conditions and build close relationships with producers and policyholders. The Company has over 1,200 producers located throughout the United States. These producers include wholesale brokers, independent regional retail firms and national brokers.
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
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group’s employees and assumed certain operating obligations. For the year ended December 31, 2006, Fairmont reported $187.0 million of gross premiums written, $164.4 million of net premiums written and $108.0 million of net premiums earned.
In 2006, the Company generated $1,351.6 million of gross premiums written, $1,166.5 million of net premiums written and $1,476.8 million of total revenues. Approximately 59% of the Company’s 2006 gross premiums written related to casualty coverage, 34% to property coverage and 7% to other coverages, the majority of which relates to the accident and health line of business associated with the Fairmont business noted above. For the year ended December 31, 2006, the Company’s combined ratio was 90.5%. At December 31, 2006, the Company had cash and invested assets of $3.9 billion (including $535.6 million of assets pledged for short-sale obligations), total assets of $6.4 billion, shareholder’s equity of $1.1 billion and policyholders’ surplus of $1.4 billion.
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
100% indirect interest
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
Lines of Business
Crum & Forster offers a broad range of property and casualty insurance coverage, primarily to commercial accounts, located throughout the United States. In 2006, 2005 and 2004, the Company reported $1,351.6 million, $1,097.8 million and $1,139 million, respectively, of gross premiums written. Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2006		2005		2004
	$	%	$	%	$	%
Workers’ compensation	$277.1	20.5%	$275.3	25.1%	$311.3	27.3%
Property	375.6	27.8	296.9	27.0	299.1	26.3
General liability	296.0	21.9	262.8	24.1	252.8	22.2
Commercial automobile	222.5	16.5	192.6	17.5	190.1	16.7
Commercial multi-peril	83.8	6.2	51.0	4.6	52.1	4.6
Other [1]	96.6	7.1	19.2	1.7	33.6	2.9

Total gross premiums written	$1,351.6	100.0%	$1,097.8	100.0%	$1,139.0	100.0%

[1]
Other includes accident and health, personal automobile, homeowners and surety lines of business in 2006, associated principally with the Fairmont business. In 2005 and 2004, other includes the surety line of business only.

Workers’ compensation provides coverage for the obligations of an employer under state law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. Typically, there are four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The Company offers three types of workers’ compensation products:
•	guaranteed cost products;

•	large deductible policies; and

•	retrospectively rated policies.
Premiums are primarily a function of:
•	the applicable premium rate, which varies according to the employee’s duties and the business of the employer;

•	the policyholder’s experience modification factor (where applicable); and

•	the policyholder’s payroll.
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

The distribution of total workers’ compensation gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Guaranteed cost	87.7%	84.7%	78.3%
Large deductible	9.8	12.8	15.4
Retrospectively rated	2.5	2.5	6.3

Total workers’ compensation	100.0%	100.0%	100.0%

With respect to large deductible policies, the average policyholder retention is approximately $250,000 and the average premium discount from standard premium, recognizing the reduced net loss exposure, is approximately 73%. Since 2004, the Company’s large deductible business has been increasingly affected by market competition.
General liability provides coverage for third-party liability exposures, including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage to protect policyholders against third-party personal injury. This coverage is generally written with a limit of $1 million. This line of business includes umbrella coverage, which provides additional insurance protection to businesses for amounts that exceed the limits of their primary liability policies with the Company or another insurance carrier. Approximately 82% of the Company’s umbrella premiums are for accounts for which the underlying liability coverage is provided by another insurance carrier. In 2006, approximately 74% of the Company’s umbrella gross premiums written were associated with policies having an attachment point of $1 million, while the average umbrella policy limit written was approximately $11 million. The Company also writes specialty classes, such as directors’ and officers’ liability, which involves coverage for liability arising from the actions of directors and officers in their official capacities, and employment practices liability, which protects the policyholder from liability arising from employment policies and plans, such as liability related to discrimination and harassment. The average directors’ and officers’ policy limit written in 2006 was approximately $4 million. The distribution of the Company’s total general liability gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Umbrella liability	36.6%	33.7%	34.0%
Products liability	8.4	8.6	10.5
Directors’ and officers’ liability	7.1	8.0	9.7
Employment practices liability	2.8	3.6	3.8
All other general liability	45.1	46.1	42.0

Total general liability	100.0%	100.0%	100.0%

Commercial automobile provides coverage for businesses against losses arising from bodily injury, bodily injury to third parties, property damage to a policyholder’s vehicle, property damage to other vehicles and other property resulting from the ownership, maintenance or use of vehicles in a business. The Company targets policyholders with fleets of 25 to 100 vehicles, particularly those with low driver turnover and good driving records. The majority of the Company’s commercial automobile business consists of local and intermediate operations where drivers can return to their garage location within the same day.
Property provides coverage for loss or damage to buildings, inventory and equipment and financial loss due to business interruption resulting from covered property damage. Policies written are typically “all risk” in nature, providing protection from natural disasters, including losses from hurricanes, windstorms, earthquakes, hail and severe winter weather, and other events, such as theft and vandalism, fires, explosions, storms, and at the policyholder’s option, terrorism. Certain risks, such as war and nuclear risk, are generally excluded from all policies. Gross limits offered on property business averaged approximately $4 million in 2006 and generally did not exceed $25 million per policyholder. Property insurance is principally provided through fire and allied lines and inland marine coverage. Fire and allied lines coverage insures real and personal property from direct physical damage from the perils covered as well as the loss of business income that might result from such loss. Inland marine covers insureds specializing mainly in, but not limited to, the transportation, communications and building industries. Policies written on an excess basis comprised approximately 10%, 10% and 18% of property gross premiums written in 2006, 2005 and 2004, respectively. The proportion of property writings comprised of policies written on an excess basis decreased in recent years principally due to the willingness of some competitors to offer large primary limits of coverage, thereby reducing the policyholder’s need to purchase excess property policies.
The distribution of total property gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Fire and allied lines	82.7%	82.9%	80.9%
Inland marine	8.4	11.3	12.4
Other	8.9	5.8	6.7

Total property	100.0%	100.0%	100.0%

Commercial multi-peril combines property and liability coverage under one insurance policy. The Company typically writes these package policies for smaller businesses where expense advantages can be gained by combining these coverages rather than purchasing two separate policies. For the years ended December 31, 2006, 2005 and 2004, approximately 62.7%, 55.5% and 55.5%, respectively, of commercial multi-peril gross premiums written were attributable to liability coverage. The increase in liability coverage in 2006 was due to the assumption of the Fairmont business.
Other includes accident and health, surety, personal automobile and homeowners’ coverages. The accident and health line of business includes medical stop loss, student medical, blanket special risk, various limited medical products and travel insurance products. The coverages include specific and aggregate for medical stop loss; accident and sickness medical for colleges and universities; accidental death and dismemberment as well as accident medical for blanket special risk; short term medical and hospital indemnity for limited medical products and various travel accident related coverages for travel insurance. Limits range from $250 thousand to $1 million depending upon the coverage and benefit type. Surety involves third-party agreements in which the issuer of the bond (the “surety”) joins with a second party (the “principal”) in guaranteeing to a third party (the “owner/obligee”) the fulfillment of some obligation on the part of the principal. The surety generally has a right to recover from the principal any losses or expenses paid to the owner/obligee. Surety is generally classified into two broad types: contract bonds and commercial bonds. Contract bonds secure a contractor’s performance and/or payment obligation, generally with respect to a construction project, and are typically required by federal, state and local governments for public works projects. The Company began to significantly restrict the writing of contract surety business in 2005 in response to adverse surety claims emergence. Commercial bonds cover obligations typically required by law or regulation such as bail bonds and license and permit bonds. Bail bonds provide for the issuance of financial security to a court to guarantee the return, at a specific date, of a person facing criminal charges. The Company also writes a small amount of personal automobile and homeowners’ policies, as part of the book of business assumed from Fairmont. These are limited to the state of Hawaii.
The distribution of the Company’s total other gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Accident and health	66.7%	—%	—%
Bail bonds	12.0	23.6	13.6
Personal automobile	11.8	—	—
Homeowners	7.3	—	—
Contract and commercial bonds	2.2	76.4	86.4

Total other	100.0%	100.0%	100.0%

Geographic Distribution
The Company is licensed and currently writes insurance in all 50 states. For the year ended December 31, 2006, the top ten states represented 71% of direct premiums written. The distribution of direct premiums written by state, as a percentage of total direct premiums written, is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
California	16.7%	20.1%	22.0%
Florida	10.7	10.9	9.8
Texas	9.6	7.5	6.3
New York	9.4	10.0	11.0
New Jersey	8.2	8.6	7.1
Pennsylvania	5.0	5.4	6.1
Illinois	3.3	3.5	4.1
Massachusetts	3.3	3.4	3.8
Georgia	3.1	2.1	2.5
Kentucky	1.7	1.7	1.6
All other states[1]	29.0	26.8	25.7

Total direct premiums written	100.0%	100.0%	100.0%

[1]	No other state comprised more than 2.0% of total direct premiums written in 2006, 2005 or 2004.

In 2003 and 2004, significant reform of the California workers’ compensation system took place. The combination of these reform efforts and strong rate increases from 2000 to 2003 led to a dramatic improvement in the industry’s workers’ compensation accident year loss ratios. At September 30, 2006, the Workers’ Compensation Insurance Rating Bureau of California projects the workers’ compensation ultimate accident year loss ratio has fallen from 123.0% in 2000 to 29.9% in 2005. As a result of these regulatory reforms and very favorable industry accident year results in recent years, the California workers’ compensation marketplace has evolved to one where there are numerous carriers aggressively seeking growth and the Company has been affected by declining market prices since 2004. For the year ended December 31, 2006, the Company’s California workers’ compensation gross premiums written decreased by approximately 29% as compared to the year ended December 31, 2005 and may decline even further in 2007 as the Company continues to maintain its risk selection and pricing discipline.
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
Crum & Forster depends on producers to provide it with access to a wide range of business opportunities. The Company’s ability to develop strong and mutually beneficial relationships, and successfully market its products and services to producers, is paramount to its success. Generally, the Company’s business is distributed through more than 1,200 producers located throughout the United States. Crum & Forster intends to continue to expand its producer force. The Company offers its producers underwriting expertise and timely policy processing, which assists them in placing business in underserved markets. The Company’s service extends to loss control and claims management services, particularly on large accounts where this expertise is highly valued by both the producer and the policyholder.
Producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. Additionally, the Company pays contingent commissions to certain producers based on achievement by the producer of agreed-upon targets. Out of total producer compensation incurred in 2006, 2005 and 2004 of $158.2 million, $120.6 million, and $128.2 million, respectively, contingent commissions paid to producers in those years totaled $2.4 million, $8.7 million and $12 million, respectively. Payments in 2006 and 2005 declined due to the termination in 2004 of agreements with certain producers.
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
The percentage of business from these categories of producers, based on gross premiums written, is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Wholesale brokers	43.5%	40.1%	33.5%
Independent regional retail firms	34.4	31.0	31.6
National brokers	22.1	28.9	34.9

Total direct premiums written	100.0%	100.0%	100.0%

The increased percentage of gross premiums written attributable to wholesale brokers and the corresponding decrease in business from national brokers is largely due to a decrease in premiums produced by Marsh USA Inc., the Company’s largest producer in both 2005 and 2004, and an increase in excess and surplus casualty and property business written through wholesale brokers.
Gross premiums written from new business by producer category are as follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Wholesale brokers	$264.0	$210.0	$163.9
Independent regional retail firms	106.9	91.1	123.8
National brokers	91.7	84.3	134.0

Total gross premiums written from new business	$462.6	$385.4	$421.7

The Company’s new business production increased by approximately 20% in 2006, primarily due to greater property writings in the wake of the 2005 hurricane activity. Excluding Fairmont, new business increased by approximately 15%. In 2005, new business declined by approximately 9%, as the market had softened and competition for new business, particularly from higher rated companies, had intensified.
For discussions of recent investigations by governmental authorities into certain business practices within the insurance industry, see “Item 1A. Risk Factors—Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation and Item 3. Legal Proceedings”.
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
The Company’s casualty business is either manually rated or loss rated, generally depending on the size of the risk to be priced. Manual rating begins with a classification rate provided by an industry-rating bureau. Deviations from this rate based on the individual characteristics and loss history of the risk, as well as the desirability of the class of business, are then determined. Loss rating is a methodology utilized for large casualty risks wherein an individual risk’s credible loss experience is the basis for rate and premium development for the risk. A portion of the Company’s business is large enough to be rated on its own loss history. This loss rated business is within the workers’ compensation, general liability and commercial automobile lines of business and includes guaranteed cost policies, where policy premiums are fixed, and loss sensitive rating programs, where the ultimate costs to the policyholder are dependent upon its loss experience. The underwriting of loss rated business requires approval by home office underwriting and actuarial personnel.
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
Loss sensitive business includes large deductible policies, in which the policyholder must reimburse the Company for any losses within the deductible and retrospectively rated policies, in which premiums are adjusted based on the actual loss experience of the policyholder. Both of these loss sensitive products expose Crum & Forster to potential credit risk since the Company may be due payment from the policyholder after coverage has been provided. Loss sensitive policies are subject to extensive financial analysis prior to binding and generally require that the policyholder provide collateral as a condition to writing the policy. For further discussion of such credit risk, see “Item 1A. Risk Factors—The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses which would reduce its net income”.
Property risks are underwritten on an individual risk basis. Underwriting considerations that factor into the pricing of individual property risks include, but are not limited to, building construction, occupancy classes and inherent internal exposures to loss, physical protection of the property and external exposures to loss, as well as past loss experience. Approximately 90% of the Company’s property business is written on a primary basis. The underwriting and pricing of such risks requires significant underwriting expertise due to the complexities of individual risk exposures. The remaining 10% of the Company’s property business is written in excess of one or more underlying insurance policies. Pricing of excess property business also requires significant underwriting expertise. Consideration is given to the excess premium as a percentage of total insured value as well as the attachment point and catastrophe exposure. Inland marine is typically rated individually by the underwriter based on the characteristics of the risk and the class of business, without the use of an industry manual rate. The Company’s underwriting of any property always considers the aggregate exposures to natural and man-made catastrophic losses and attempts to mitigate such exposure. The Company monitors exposures in areas most susceptible to a hurricane, earthquake or terrorist event.

Crum & Forster conducts its bail bond business through numerous agents across the U.S. who have authority to underwrite and issue bonds, subject to limits established by the Company. The Company must approve, prior to binding, all bail bonds with values in excess of each agent’s underwriting authority, which can range from $5,000 to $500,000. While collateral may be required as a condition to writing the bond, the obligation to pay a defaulted bond is also guaranteed by the bail agent.
The Company closely monitors its underwriting on an ongoing basis to enforce compliance with standards throughout the field organization. At the Company’s principal insurance subsidiaries, a premium register, which lists each policy processed on the prior day, is distributed daily to senior management and to the home office underwriting executives. On larger policies, a more detailed underwriting summary sheet is prepared and distributed to senior management and the home office underwriting executives on a timely basis. This report identifies the policyholder name, line of business, policy premium, commission, prior loss history and other relevant information relating to the risk. A detailed price monitoring process is conducted by actuarial personnel, with region and line of business pricing results released on a weekly and monthly basis. These pricing results include price changes on policies that are renewed and new business prices versus established targets that are intended to produce an underwriting profit. Large accounts, which are rated based on their own loss history, are monitored separately with an expected combined ratio quantified for each account. Underwriting audits of the major profit centers are conducted at least annually by home office personnel with the requisite line of business expertise.
Catastrophe Management
Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, tornados, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. Seasonal weather variations may affect the severity and frequency of losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income, financial position and liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.
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
Crum & Forster monitors its aggregate property exposure in catastrophe-prone areas based principally on total exposed policy limits. The Company has divided the major hurricane and earthquake exposed regions in the United States into zones and has established target maximums of total exposed policy limits (adjusted for attachment points and deductibles) in each zone and, in certain instances, across one or more zones. Reports of total exposed policy limits, number of locations, total insured values and other information by zone are reviewed monthly by management. In areas most susceptible to a hurricane or earthquake event, the Company also runs an extensive catastrophe model each quarter to assess its probable maximum loss on both a 250-year and 100-year event basis. The Company has also established, and monitors, aggregate exposed policy limits by target city to mitigate terrorism risk.
The Company has established underwriting guidelines regarding its concentration of workers’ compensation exposures in target cities, in proximity to target sites and in earthquake-prone areas. As a result of database enhancements and increased information gathered on the Company’s policyholders, a significant majority of employees are captured by location in the Company’s systems, permitting ongoing monitoring of compliance with concentration guidelines. The Company purchases property and workers’ compensation catastrophe reinsurance to mitigate its losses in the event of catastrophes.

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
The Company’s maximum retention and reinsured limits per risk for policies currently being written are summarized as follows:

		Maximum Reinsured
(dollars in millions)	Maximum Retention	Limits [1]
General liability:
Umbrella	$5.0	$20.0
Directors’ and officers’ liability — primary policies	$2.0	$8.0
Directors’ and officers’ liability — excess policies	Variable Quota Share [2]	$8.0
Property [3]	$5.0	$20.0
Fidelity	$2.8	$17.2

[1]
Represents the amount of loss protection above the net retention on an excess of loss basis, unless otherwise noted. Certain layers within these reinsured limits are subject to aggregate limits and reinstatement provisions.

[2]	The Company retains 40% of policies with limits up to $5 million and 20% of policies with limits in excess of $5 million up to $10 million.
[3]
Effective March 1, 2006, the Company increased its property per risk net retention to $5 million from $2 million, reducing the maximum reinsured limits from $23 million to $20 million. The $5 million excess of $5 million layer is 100% reinsured by nSpire Re Limited (“nSpire”, formerly ORC Re Limited), a Fairfax affiliate. In the prior treaty year, 7.5% of this layer was placed with nSpire and 5% was placed with Odyssey America Reinsurance Corporation (“Odyssey America”), another Fairfax affiliate.

In general, other general liability policies and commercial automobile policies are written with limits of $1 million per occurrence and are not reinsured. General liability policies typically contain a $2 million aggregate limit.
Workers’ compensation risks are reinsured on a per occurrence basis only. The Company purchases $200 million of coverage in excess of $50 million per occurrence in two layers of $50 million and $150 million. nSpire, a Fairfax affiliate, has a 5% participation in each layer. The premium for the coverage is approximately $4.6 million. In the event of a $200 million workers’ compensation catastrophic loss, the Company’s net retained loss would be $50 million and the Company would be obligated to pay reinstatement premium equal to 100% of the original premium.
The Company manages its exposure to catastrophes by monitoring the accumulation of exposed policy limits in catastrophe-prone areas. The Company’s property catastrophe reinsurance treaty protects it in the event of property losses arising from one defined catastrophic occurrence or series of events. Prior to May 1, 2006, this treaty provided $295 million of aggregate coverage in excess of a $25 million net retention with a 10% co-participation by the Company on the reinsured layers, which amounted to an additional retained loss of $29.5 million in the event that the entire treaty limit was utilized. Under the terms of the treaty, the Company was obliged to reinstate the reinsured layers pro rata as to usage at 100% of the rate applicable to each layer. The total premium for the reinsured layers was $48.7 million before co-participations ($43.9 million after co-participations). Under certain conditions, the Company could recover $22.5 million of the $25 million net retention per occurrence. As a result of significant catastrophe losses sustained by reinsurers in 2005 and 2004, increases in reinsurer capital requirements by rating agencies, changes in widely-used industry catastrophe modeling software resulting in higher projected event frequency and severity and other factors, available reinsurance capacity for property catastrophe coverage contracted in 2006, notwithstanding the raising of significant additional capital in the sector in late 2005. As a result, the Company experienced a significant increase in its catastrophe reinsurance costs when it renewed its property catastrophe treaty in 2006, both in terms of reinsurance premium cost and higher amounts retained by the Company per event. See “Item 1A. Risk Factors —The Company may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it”.

Effective May 1, 2006, the Company placed its property catastrophe treaty (excluding Seneca). The Company purchased $210 million of coverage in excess of $40 million per occurrence in three layers of $30 million, $80 million and $100 million. The Company retains approximately 57% of the first layer, 7% of the second layer and none of the third layer. nSpire has a 10% participation in the first layer. Odyssey America and nSpire, Fairfax affiliates, participate approximately 13% in the aggregate in each of the second and third layers. The premium for the coverage, net of Company retentions, is approximately $60 million. In the event of a covered loss equal to net and treaty limits, the Company’s net retained loss would be approximately $62.7 million and the Company would be obligated to pay reinstatement premiums equal to 100% of the original premium.
Effective April 1, 2006, Seneca and its subsidiaries entered into a separate property catastrophe reinsurance treaty providing coverage of $25 million in excess of $5 million per occurrence for an annual premium of $2.6 million. Seneca was previously covered under the Company’s corporate-wide property catastrophe treaty. Odyssey America has an 11.25% participation in the second layer of $10 million in excess of $10 million. Seneca is obliged to reinstate any limits used at 100% of the original premium rate.
From March 19, 2003 to December 31, 2004, the Company purchased terrorism coverage from nSpire, a subsidiary of Fairfax, for acts certified in accordance with the Terrorism Risk Insurance Act of 2002 (“TRIA”) in an amount and on terms which reduced the Company’s exposure to such acts to the amount of the deductible based on Crum & Forster’s pro-forma stand-alone direct premiums earned. The contract was not renewed for 2005. As a result, in the event of a TRIA-certified terrorist act occurring in the future, the Company could incur a loss of up to the aggregate deductible of participating Fairfax insurers, which will be approximately $440 million in 2007 based on 20% of Fairfax’s 2006 direct premiums earned of approximately $2.2 billion, subject to terrorism reinsurance coverage provided by the Company’s other reinsurance contracts. For further discussion of TRIA, see “—Insurance Regulatory Matters—Terrorism Risk Insurance Act of 2002” and “Item 1A. Risk Factors—Catastrophic events could cause unanticipated losses and reduce net income”.
For further discussion of the Company’s reinsurance agreements, see Notes 6 and 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.
At December 31, 2006 and 2005, reinsurance recoverable was $1.7 billion and $2.1 billion, respectively, net of uncollectible reinsurance reserves totaling $42.8 million and $34.4 million, respectively.
Reinsurance recoverable at December 31, 2006 was due from approximately 280 reinsurers. Set forth below is a table showing the ten largest reinsurance recoverable balances by reinsurer. Included in other in the table below are contingent obligations associated with structured settlements with life insurance companies and amounts recoverable from pools and associations which amounted to $169.1 million, or 9.8%, of the total reinsurance recoverable balance at December 31, 2006.

				At December 31, 2006
	A.M. Best	Security		Reinsurance		% of
(dollars in millions)	Rating [1]	Provided		Recoverable		Total
Inter-Ocean Reinsurance Company Limited	[2]	$387.7	[3]	$386.7		22.3%
North American Specialty Insurance Company	A+	206.4	[4]	372.6		21.5
TIG Insurance Company (“TIG”) [5,8]	B+	—		137.5		7.9
Swiss Reinsurance America Corporation	A+	—		85.4		4.9
nSpire[8]	[2]	91.0	[6]	71.9		4.2
General Reinsurance Corporation	A++	0.1		33.8		2.0
Lloyds Syndicates	A	—		31.6		1.8
Federal Insurance Company	A++	25.0	[4]	29.4		1.7
Hannover Ruckversicherungs-Aktiengesellschaft	A	2.1	[7]	28.2		1.6
Fairmont Specialty Insurance Company[8]	B++	—		27.4		1.6
Other		128.9	[9]	529.4	[10]	30.5

Total reinsurance recoverable		$841.2		$1,733.9		100.0%

[1]
The A.M. Best rating system includes ratings of “A++” and “A+” (which are “Superior” ratings), “A” and “A-” (which are “Excellent” ratings), “B++” and “B+” (which are “Very Good” ratings) and nine lower ratings categories. Ratings are as of March 1, 2007.

[2]	Not rated.
[3]	Includes the value of Delaware Reg. 1003 compliant trust accounts (“Trusts”) at December 31, 2006 in the amount of $349.6 million and $38.1 million in letters of credit.
[4]	Funds held at December 31, 2006. The funds held in respect of North America Specialty Insurance Company are also effectively guaranteed by an upstream affiliated insurer in the Swiss Re Group.
[5]
Effective December 16, 2002, International Insurance Company merged with TIG, a Fairfax subsidiary. TIG had statutory capital and surplus at December 31, 2006 of $683 million. These recoverable balances arise principally from a restructuring in 1993, prior to Fairfax’s acquisition of Crum & Forster. For further discussion, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

[6]	Held in Trusts.
[7]	Held in letters of credit.
[8]	Fairfax affiliate.
[9]	Includes $116.6 million in letters of credit, $11.9 million in funds held and $0.4 million in Trusts.
[10]	94% of these recoverable balances, after applying the associated collateral, are from companies having an A.M. Best rating of “A-” or better.

Affiliated reinsurers
The Company has reinsurance agreements in effect with affiliates of Fairfax. As is the case with all reinsurance agreements, Crum & Forster bears credit risk regarding these agreements, both with respect to reinsurance recoverable reflected on the Company’s balance sheet as well as to contingent liabilities associated with reinsurance recoverable on future claims. For the years ended December 31, 2006, 2005 and 2004, the Company ceded premiums of $40 million, $53.2 million, and $51 million, respectively, to affiliates under these reinsurance contracts.
Reinsurance recoverable balances from affiliated reinsurers reflected on the balance sheet are summarized as follows:

	At December 31, 2006
	Total
	Reinsurance	Paid	Outstanding
(dollars in millions)	Recoverable	Recoverable	Reserves[1]	Collateral
TIG	$137.5	$1.4	$136.1	$—
nSpire	71.9	2.3	69.6	91.0
Fairmont Specialty Insurance Company	27.4	0.2	27.2	—
Odyssey America	13.0	1.9	11.1	—
Clearwater Insurance Company	3.5	0.2	3.3	—
Other	1.3	0.2	1.1	1.3

Total affiliated reinsurance recoverable balances	$254.6	$6.2	$248.4	$92.3

[1]	Includes case and IBNR reserves.
For a detailed description of the Company’s reinsurance arrangements with affiliates, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Corporate aggregate reinsurance
Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company currently purchases, or has in the past purchased, reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. Per risk or per occurrence reinsurance designed to limit exposure to loss from any one claim or occurrence generally responds at the individual claim or occurrence level and is priced based on underlying loss costs and exposures. As a result, loss experience, net of the effect of this reinsurance, is generally consistent with the underlying gross loss experience.
Reinsurance designed to limit accident year losses in the aggregate or adverse development of prior years’ loss and LAE reserves may significantly affect the reported loss experience for a given period in amounts or directions that are not consistent with the loss experience of the underlying policies. The prices paid for corporate aggregate reinsurance may also affect the underwriting expense ratios by reducing the net premiums earned, upon which the ratio is calculated. Therefore, management believes that presenting the Company’s results net of per risk or per occurrence reinsurance but before benefit of corporate aggregate reinsurance generally provides a more accurate portrayal of the actual loss experience of the underlying policies. The Company last entered into a corporate aggregate reinsurance contract in 2001.
The Company’s corporate aggregate reinsurance contracts provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering past insurable events, such as adverse loss development covers, are categorized as “retroactive reinsurance”, as opposed to contracts covering future insurable events, which are referred to as “prospective reinsurance”. Coverage under retroactive reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over many years. These contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and may also provide that interest expense is charged to the Company, for the benefit of the reinsurers, on any premiums withheld. Interest rates specified in these contracts are 7% to 7.5%.
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

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Premiums earned	$—	$—	$(7.6)
Investment income	(8.4)	(19.9)	(30.5)
Losses and LAE	(10.3)	(8.1)	(28.3)

Income before income taxes	$1.9	$(11.8)	$(9.8)

At December 31, 2006, reinsurance recoverable includes $405.1 million and $391.8 million related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $489.2 million has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

(dollars in millions)
2000 accident year prospective aggregate stop loss contract	$37.6
1998 prospective aggregate stop loss contract	367.5	[1]
1998 aggregate stop loss contract amendment	19.2
2001 retroactive adverse development contract for $400 million	372.6
2001 retroactive adverse development contract for $100 million	—	[2]

Total	$796.9

[1]
Includes $389 million, which has been recognized as a reduction of losses and LAE less $21.5 million for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer. Total amounts recognized as a reduction of losses and LAE include the $389 million above, $37.6 million on the 2000 accident year prospective aggregate stop loss contract and $62.6 million of amortization of deferred gains on the retroactive reinsurance contracts.

[2]	Favorable development of the losses covered under this contract resulted in a reduction in the reinsurance recoverable balance from $32.5 million at December 31, 2005 to $0 at December 31, 2006.
Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Ceded losses and LAE	$—	$—	$10.0
Less: ceded premiums written and earned	—	—	7.6
Less: funds held interest charged to investment income	3.0	4.5	9.2

Income before income taxes	$(3.0)	$(4.5)	$(6.8)

The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118.5 million and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. The contract is on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract totaled $76.4 million and $118.5 million, respectively, at December 31, 2006, 2005 and 2004. Premiums cessions were $7.6 million in 2004 and $68.8 million prior to 2004. Losses ceded were $10.0 million in 2004 and $108.5 million prior to 2004. At December 31, 2006 and 2005, the Company had reinsurance recoverable balances of $37.6 million and $53.2 million, respectively, and funds held balances of $33.3 million and $45.8 million, respectively, related to this agreement.
At December 31, 2006, one prospective contract, covering accident years 2000 through 2002, has an unused limit available of $96.3 million in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2006 is 62.4%. No additional premium or funds held interest would be due under this contract upon usage of the remaining limit. Coverage of accident years 2000 and 2001 has been exhausted and recovered. The reinsurer under this contract is nSpire, a Fairfax affiliate. For further discussion of reinsurance contracts with affiliates, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
(Decrease) increase in reinsurance recoverable due from reinsurers	$(37.0)	$(26.7)	$117.7
Less: related premiums paid	(33.4)	4.1	56.5

(Decrease) increase in income deferred during the year	(3.6)	(30.8)	61.2
Amortization of deferred income	(12.9)	(8.1)	(18.3)

(Decrease) increase in deferred income	(16.5)	(38.9)	42.9
Deferred income on retroactive reinsurance—beginning of year	184.5	223.4	180.5

Deferred income on retroactive reinsurance—end of year	$168.0	$184.5	$223.4

Funds held interest charged during the year	$5.4	$15.4	$21.3

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. The first contract, covering substantially all lines of business, provides $400 million of limit in excess of a retention for accident years 2000 and prior, subject to a $200 million sub-limit on 1998 and prior accident years and an asbestos and environmental sub-limit of $100 million. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8 million. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2006, the Company had ceded cumulative losses of $372.6 million, which is comprised of $(4.4) million in 2006, $6.0 million in 2005, $140.6 million in 2004 and $230.4 million prior to 2004 and paid premiums of $153.3 million, which is comprised of $(0.8) million in 2006, $4.1 million in 2005, $58.1 million in 2004 and $91.9 million prior to 2004, related to this contract. Of the $27.4 million remaining coverage on this contract, less than a million is available for asbestos development. At December 31, 2006 and 2005, the Company had reinsurance recoverable balances of $372.6 million and $377.0 million, respectively, and funds held balances of $206.4 million and $193.9 million, respectively, related to this agreement.
The second contract, covering substantially all lines of business, provides $100 million of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contains sub-limits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision.
Premium for this contract was $32.6 million. The contract is on a funds held basis with interest credited at 7%. The Company may commute the contract any time the funds held balance is positive. In the fourth quarter of 2006, cessions under this contract were reversed due to favorable loss development of the underlying policies covered by this contract. As a result, the Company reduced the funds held balance to offset amounts due the Company at December 31, 2006, pursuant to the aforementioned commutation provision. At December 31, 2006, the Company had no cumulative ceded losses under this contract and had a return of premium of $(1.5) million in 2004 and paid premiums of $34.1 million prior to 2004. None of the $100 million coverage under this treaty is available for asbestos development.
The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets, subject to the offsets discussed above. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $12.9 million in 2006, $8.1 million in 2005, $18.3 million in 2004 and $23.3 million prior to 2004. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.
In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367.5 million in excess of a retention and has been fully utilized by the Company. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75 million was paid by the former parent of the Company. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2006, 2005 and 2004 and reinsurance recoverable on the contract was $367.5 million at both December 31, 2006 and 2005. The Company amended the contract in 2001 to provide an additional $19.3 million of coverage for a premium of $7.9 million, which was recorded in 2001. This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.
The Company estimates, assuming no additional premiums are credited to the funds held accounts, that the amount of interest to be charged against investment income on prospective and retroactive corporate aggregate reinsurance contracts will be approximately $17 million in 2007.
The reinsurance contracts discussed above were put in place to protect the Company’s surplus while the Company took the steps necessary to improve underwriting results following its acquisition by Fairfax in 1998. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future.
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
The Company restructured its claims operation in 2005. The new structure enables a more centralized approach to claims handling and allows the Company to achieve greater specialization and increased productivity. Substantially all claims are handled in the Company’s home office, with the exception of workers’ compensation claims, which are handled in the regional offices. The Company has also developed and implemented competitive medical management and managed care programs to control workers’ compensation claim costs. At December 31, 2006, the Company had approximately 400 employees dedicated to claims management and administration, 188 of whom were located at the Company’s home office. These employees include adjusters, litigation specialists, regional and corporate claims management, line specialists and support staff. The Company regularly conducts internal reviews and audits to monitor adherence to claims policies and procedures, the adequacy of case reserves, LAE, productivity and service standards.
Pending and new claim counts by line of business, excluding asbestos, environmental and other latent claims, are summarized as follows:

	At December 31,
Pending Claims	2006	2005	2004
Workers’ compensation[1]	10,974	11,265	11,293
General liability	5,378	4,603	4,687
Commercial automobile	5,223	5,590	4,141
All other[2]	2,539	3,278	1,916

Total pending claims	24,114	24,736	22,037

[1]	Excludes medical only claim counts.
[2]	The increase in the all other category in 2005 was driven by property claims associated with the 2005 and 2004 hurricanes.

	Years Ended December 31,
New Claims	2006	2005	2004
Workers’ compensation[1]	7,307	7,803	8,053
General liability	3,635	4,656	3,647
Commercial automobile	15,502	12,264	11,845
All other	3,384	4,005	4,009

Total new claims	29,828	28,728	27,554

[1]	Excludes medical only claim counts of 13,947, 15,093 and 17,957 for the years ended December 31, 2006, 2005 and 2004, respectively.
Since 1985, Crum & Forster has used a specialized claims unit to manage its asbestos, environmental and other latent claims. In 2000, the Company employed RiverStone Claims Management LLC (“RiverStone”), a Fairfax affiliate focused on providing claim and reinsurance recovery services with respect to asbestos, environmental and other latent exposure claims to Fairfax and its affiliates. During 2006, RiverStone and the Company decided to terminate their arrangement, effective December 31, 2006. The Company established an internal unit for managing asbestos, environmental and other latent claims and all open matters were transferred to the new unit by year-end.

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
After a claim is reported, claims personnel set up a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established, on an aggregate basis, for losses incurred but not reported (“IBNR”) to the insurer and for potential further loss development on reported claims, including LAE. At December 31, 2006, total gross reserves for unpaid losses and LAE were $3.4 billion, of which $1.4 billion related to case reserves and $2.0 billion related to IBNR reserves.
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
The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the consolidated statements of income in the periods in which the estimates are changed.
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

The recorded estimate and the high and low ends of the Company’s internal actuaries’ range of reserves for each line of business are summarized as follows:

	At December 31, 2006
		Low End	High End
		of	of
		Actuarial	Actuarial
(dollars in millions)	Reserves	Range	Range
Workers’ compensation	$775.3	$668.9	$804.2
General liability	686.9	579.5	769.0
Asbestos, environmental and other latent	443.4	323.5	582.3
Commercial automobile	232.2	197.3	246.1
Property	165.0	142.3	167.8
Other	202.6	172.3	208.2

Net of per risk reinsurance, gross of corporate aggregate reinsurance	2,505.4	2,083.8	2,777.6
Corporate aggregate reinsurance	489.2	436.7	493.7

Total reserves, net of per risk reinsurance and corporate aggregate reinsurance	2,016.2	$1,647.1	$2,283.9

Ceded unpaid losses and LAE	1,355.3

Gross unpaid losses and LAE	$3,371.5

A reconciliation of the net liability for unpaid losses and LAE is provided in Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Reserves for losses and LAE were adjusted in each year based on the latest actuarial estimates.
The components of development of prior years’ loss and LAE reserves are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Workers’ compensation	$(58.5)	$(1.4)	$29.7
General liability	(31.9)	(48.0)	(6.6)
Commercial multi-peril	(22.8)	(20.2)	(0.6)
Commercial automobile	(10.9)	(19.5)	(3.2)
Property	1.6	(40.7)	(27.2)
Asbestos, environmental and other latent	33.9	44.6	100.5
Other	2.7	24.7	5.0

Total (favorable) adverse development, net of per risk reinsurance	(85.9)	(60.5)	97.6
Amortization of deferred gain on retroactive corporate aggregate reinsurance	(12.9)	(8.1)	(18.3)
Other corporate aggregate reinsurance activity	2.6	—	(10.0)

Total (favorable) adverse development, net of per risk and corporate aggregate reinsurance	(96.2)	(68.6)	69.3
Add back: Per risk and corporate aggregate reinsurance	(16.2)	88.7	70.8

Total (favorable) adverse development, gross of reinsurance	$(112.4)	$20.1	$140.1

For a discussion of loss development, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and loss adjustment expenses”.

The following loss and LAE reserve development table illustrates the development of balance sheet loss and LAE liabilities from 1996 through 2006 and the subsequent changes in those reserves, presented on a historical basis. The first line of the table is the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each year. The next section of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and LAE reserve of $2,414 million at December 31, 1996, by the end of 2006, $2,292 had been paid in settlement of those reserves. In addition, the original reserve of $2,414 million was re-estimated to be $2,825 million at December 31, 2006. This change from the original estimate would normally result from a combination of a number of factors such as losses being settled for different amounts than originally estimated, more information becoming available about the individual claims and overall claim frequency and severity patterns. The lower section of the table shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the re-estimation of these amounts at December 31, 2006.
Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather, a display of 1996 to 2006 calendar year-end reserves and the subsequent changes in those reserves.
Ten-year analysis of consolidated loss and LAE development presented net of reinsurance with supplemental gross data

	At December 31,
(dollars in millions)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Reserves for unpaid losses and LAE (net of reinsurance recoverable)	$2,414	$2,420	$2,532	$2,225	$1,770	$1,577	$1,494	$1,873	$2,010	$1,990	$2,016
Paid (cumulative) as of:
One year later	571	580	680	757	676	454	160	460	481	482
Two years later	971	1,076	1,246	1,300	1,026	533	521	809	815
Three years later	1,340	1,508	1,654	1,565	1,097	824	795	1,065
Four years later	1,674	1,797	1,922	1,626	1,328	1,049	988
Five years later	1,862	2,005	1,919	1,850	1,504	1,208
Six years later	2,020	1,953	2,084	2,023	1,637
Seven years later	1,943	2,087	2,237	2,153
Eight years later	2,068	2,223	2,350
Nine years later	2,196	2,329
Ten years later	2,292
Liability re-estimated as of:
One year later	2,419	2,588	2,546	2,258	1,953	1,596	1,611	1,942	1,941	1,894
Two years later	2,579	2,592	2,536	2,445	1,969	1,749	1,718	1,932	1,855
Three years later	2,574	2,583	2,600	2,460	2,093	1,857	1,702	1,862
Four years later	2,571	2,597	2,614	2,584	2,203	1,836	1,643
Five years later	2,581	2,613	2,735	2,680	2,180	1,787
Six years later	2,584	2,743	2,801	2,676	2,148
Seven years later	2,713	2,820	2,809	2,652
Eight years later	2,799	2,832	2,801
Nine years later	2,817	2,835
Ten years later	2,825
Cumulative (deficiency)/redundancy	(411)	(415)	(269)	(427)	(378)	(210)	(149)	11	155	96

Gross liability – end of year	3,446	3,600	3,637	3,529	3,340	3,454	3,250	3,194	3,371	3,673	3,371
Reinsurance recoverable	1,032	1,180	1,105	1,304	1,570	1,877	1,756	1,321	1,361	1,683	1,355
Net liability – end of year	2,414	2,420	2,532	2,225	1,770	1,577	1,494	1,873	2,010	1,990	2,016
Gross re-estimated liability at December 31, 2006	4,204	4,190	4,209	4,199	3,876	3,679	3,396	3,234	3,246	3,561
Re-estimated reinsurance recoverable at December 31, 2006	1,379	1,355	1,408	1,547	1,728	1,892	1,753	1,372	1,391	1,667
Net re-estimated liability at December 31, 2006	2,825	2,835	2,801	2,652	2,148	1,787	1,643	1,862	1,855	1,894
Cumulative gross (deficiency)/redundancy	(758)	(590)	(572)	(670)	(536)	(225)	(146)	(40)	125	112

Asbestos, Environmental and Other Latent Exposures
The Company has written general liability, commercial multi-peril and umbrella policies under which its policyholders continue to present claims alleging asbestos-related injury and claims alleging injury, damage or clean up costs arising from environmental pollution and other latent claims. The vast majority of these claims are presented under policies written many years ago.
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
An analysis of gross and net reserves (net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance) from asbestos, environmental and other latent exposures is presented below:

	Years Ended December 31,
	2006		2005		2004
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net
Unpaid latent losses and allocated LAE (“ALAE”), beginning of the year	$617.6	$475.1	$681.4	$516.0	$666.5	$491.9
Latent losses and ALAE incurred during the year	66.0	33.9	80.1	44.6	113.5	100.5
Latent losses and ALAE paid during the year	97.4	65.5	143.9	85.5	98.6	76.4

Unpaid latent losses and ALAE, end of the year	$586.2	$443.5	$617.6	$475.1	$681.4	$516.0

Gross and net payments for 2006 declined from 2005 payment levels. The increase in latent loss and ALAE payments in 2005 was principally attributable to a large policy buyback payment, which was 100% reinsured and did not affect net payments, and to developments related to one asbestos policyholder which affected both gross and net payments.
An analysis of the number of policyholders with open asbestos, environmental and other latent claims is presented below:

	Asbestos	Environmental	Other Latent	Total Latent
Number of policyholders open at December 31, 2004	452	346	187	985
Opened during the year	86	63	85	234
Closed during the year	110	141	71	322

Number of policyholders open at December 31, 2005	428	268	201	897
Opened during the year	68	47	67	182
Closed during the year	96	72	80	248

Number of policyholders open at December 31, 2006	400	243	188	831

For a more detailed discussion of Asbestos, Environmental and Other Latent Exposures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and loss adjustment expenses”.
Investments
The Company’s investment strategy is to maximize the total return of the portfolio while preserving invested capital for the protection of policyholders and providing sufficient liquidity for the payment of claims and other obligations. Management believes that Crum & Forster’s investment policy provides the flexibility to implement this strategy.
The investments of Crum & Forster Holdings Corp. and its subsidiaries are managed by Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a subsidiary of Fairfax. The investment guidelines, as promulgated by each insurance subsidiary’s investment committee and as set forth in each insurance subsidiary’s respective investment agreement with Hamblin Watsa, stress preservation of capital, market liquidity, diversification of risk and long-term, value-oriented investments. The members of the investment committee of Hamblin Watsa, all of whom are officers of Hamblin Watsa, also constitute the investment committees of the Company and its insurance subsidiaries.
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
The Company’s insurance subsidiaries have invested in certain equity securities of related parties of Fairfax. The historical cost of investments in the securities of entities which are related parties of Fairfax and the carrying value of such investments as reflected in the Company’s balance sheets are summarized in Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $300 million. The Company’s has also purchased approximately $77.6 million of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries which serve as economic hedges against declines in the fair value of the Company’s financial assets.
The composition of the fair value of the Company’s fixed income securities by rating, as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating, is summarized as follows:

	At December 31,
Rating	2006	2005
AAA/Aaa	98.8%	93.2%
AA/Aa2	—	—
A/A2	—	—
BBB/Baa2	—	—
BB/Ba2	—	1.0
B/B2	—	—
CCC/Caa or lower, or not rated	1.2	5.8

Total fixed income securities	100.0%	100.0%

At December 31, 2006, the Company’s fixed income securities had a dollar-weighted average rating of “AA+”, an average duration of 11.2 years and an average yield to maturity of 5.0% before investment expenses.
For additional information about investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations —Investment results” and Note 3 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.
Competition
The property and casualty insurance industry is highly competitive. According to A.M. Best, there are approximately 1,000 property and casualty organizations in the United States, comprised of approximately 2,400 property and casualty companies, as reported in Best’s Aggregates & Averages, Property/Casualty, 2006 Edition. Of those organizations, the top 50 accounted for approximately 79% of the industry’s total net premiums written in 2005 and no one company, or company group, had a market share greater than 11%. Based on Best’s Aggregates & Averages, Property/Casualty, 2006 Edition, management believes that Crum & Forster ranked approximately 46th by net premiums written in commercial lines in 2005 compared to 43rd in 2004.
The property and casualty insurance industry is highly competitive and the Company competes with large, national insurers that often have greater financial strength and broader product offerings. In addition, the Company competes with regional companies that have an in-depth knowledge of the local insurance marketplace and are positioned to be responsive to local needs.

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
Since 2004, market competition has intensified. In 2006, the casualty market continued to see an acceleration of softening market conditions, particularly in respect of workers’ compensation policies in California, while property market conditions improved significantly in the aftermath of the severe 2005 hurricane activity. These improvements have been most dramatic in the southeast United States, catastrophe-exposed properties, although there have also been modest market improvements in non-catastrophe territories. Commencing late in the third quarter of 2006, the property market began to experience increased competition as a result of the mild hurricane activity in the year, with several major competitors offering more capacity in the coastal wind areas as well as greater capacity and more competitive pricing on non-catastrophe exposed pricing. Overall in 2006, renewal retention rates held steady, while new business increased primarily due to greater property writings. The Company faces competition from domestic and foreign insurers, many of which may be perceived to provide greater security to policyholders and many of which are larger and have greater financial, marketing and management resources than Crum & Forster.
No assurance can be made that the Company will not face increased competition in the future and that such increased competition will not have a material adverse effect on Crum & Forster. For further discussion, see “Item 1A. Risk Factors—The Company operates in a highly competitive environment, which makes it more difficult to attract and retain business”.
Ratings
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a stable outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a negative outlook from Standard & Poor’s Insurance Rating Services (“S&P”), also a rating agency for the insurance industry. In October 2006, S&P assigned a negative outlook to Fairfax and its subsidiaries and cited as the reason its concern about “FFH’s qualitative areas of governance, risk controls and enterprise risk management”.
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
General
Crum & Forster’s insurance subsidiaries are subject to extensive regulation throughout the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, authority to transact business, premium rates for certain coverage, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, concentration by asset class and other quantitative criteria. Further, most states compel participation in, and regulate composition of, various shared market mechanisms. States have also enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, terms of affiliate transactions and other related matters.

Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that may alter the risk exposures undertaken by the Company under its insurance policies and increase its liability thereunder. Examples of affected risk exposures are product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of business from adequately reflecting the level of risk assumed by the insurer for those classes and may also restrict the Company’s ability to exit unprofitable lines of business or reduce its writings in those lines. Such developments may result in adverse effects on the profitability of the Company.
In some cases, these adverse effects on profitability can be minimized, when possible, through the repricing of coverage, if permitted by applicable regulations, or the limitation or cessation of the affected business, which, in some cases, may be restricted by state law.
Most states have insurance laws requiring that property and casualty rate schedules, policy or coverage forms used by the Company and other information be filed with each such state’s regulatory authority. In many cases, such rates and/or policy forms must be approved prior to use. A few states have recently considered or enacted limitations on the ability of insurers to share data used to compile rates. Such limitations have not had, and are not expected to have, a significant impact on the Company.
Possible legislative and regulatory changes
Recently, the insurance industry has been subject to increased scrutiny by regulators and legislators. The National Association of Insurance Commissioners (“NAIC”) and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming a role in the regulation of the insurance industry. Although the federal government does not currently regulate the business of insurance directly, federal initiatives often affect the insurance business in a variety of ways.
In the wake of the hurricanes of 2005, an increased interest in the concept of state, regional and national approaches to catastrophes has developed. Various plans have been proposed that would: allow insurers to set aside reserves that would accumulate on a tax-deferred basis to pay for catastrophic losses; provide for state or regional catastrophe pools that would reinsure insurers doing business in that state or region; and provide for a federal program to reinsure state natural disaster programs. Management is currently not able to predict whether any legislation will be enacted nor can it predict the final form any such legislation may take. In addition, management is unable to predict the impact that any such legislation may have on the Company’s operations. The Company may be adversely affected by other regulatory initiatives or court rulings resulting from the 2005 hurricanes and/or addressing the lack of availability or pricing for insurance coverage in hurricane-exposed areas. For example, immediately following hurricanes in 2004 and 2005, certain states in which residents suffered damage issued emergency regulations imposing severe restrictions on canceling or non-renewing policies covering damaged properties. Following hurricane Katrina, the Louisiana Insurance Commissioner issued an emergency regulation prohibiting insurers from canceling policies due to non-payment of premiums for a specified duration. In 2007, the State of Florida, through its state-mandated insurance and reinsurance entities, is assuming much of the potential exposure associated with hurricanes from the private insurance market in return for which the private insurance market is required to pass on the savings to Florida homeowners in the form of reduced insurance rates. In conjunction with this initiative, Florida issued an emergency rule that, in addition to freezing residential property insurance rates as of January 25, 2007, prevents residential property insurers from making form filings that reduce coverage and from non-renewing or canceling policies through the 2007 hurricane season. While these legislative actions are largely targeted toward reducing rates and/or increasing coverage in the homeowners insurance market, the commercial insurance market in which the Company conducts business could be adversely affected directly, by assessments in the event government resources are insufficient to absorb the exposure, and indirectly, by increasing competitive pressures as insurers redirect capital. Also in response to the effects of the 2005 hurricanes, Congress is currently considering repeal of, or amendments to, the McCarran-Ferguson Act of 1945 (“McCarran-Ferguson”), the legislation which permits insurance companies to share claims data for rate-making purposes. Changes to McCarran-Ferguson could have far-reaching effects on the industry and its customers.
In past years, there have been federal legislative proposals that would have provided for funding of payments to persons claiming injury from asbestos by contributions to a trust from corporate defendants, insurers and existing bankruptcy trusts. At this time, management is unable to predict what asbestos-related legislation, if any, may be proposed in the future or the impact such legislation may have on the Company’s operations.

In 2006, the NAIC adopted revisions to its model audit rule that would apply certain of the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) to financial statements prepared under U.S. Statutory Accounting Principles (“SAP”). The revised rule becomes effective for financial statements for the period ended December 31, 2010. The revised rule will apply to the Company’s insurance subsidiaries that file financial statements in any state that has adopted the rule. Key topics addressed by the changes are: enhanced standards for auditor independence; requirements for independent directors on the audit committee and standards for when a director is considered independent; and requirements for a confidential report to regulators relating to internal controls over financial accounting, including disclosure of any unremediated material weaknesses in internal controls. The rule’s requirements relating to independent directors and internal controls may be met by demonstrating compliance with the corresponding provisions of SOX.
For a discussion of various investigations by governmental authorities regarding certain insurance industry business practices, see “Item 1A. Risk Factors—Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation” and “Item 3. Legal Proceedings—Insurance Industry Investigations”.
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
The Delaware Insurance Department and New Jersey Department of Banking and Insurance completed their financial examinations of US Fire and CF Indemnity, and North River and CF Insurance, respectively, for the three-year period ended December 31, 2004. The regulators issued their final examination reports in June 2006 which contained minor recommendations and no financial adjustments.
The Delaware Department of Insurance conducted a baseline market conduct examination of the affairs and practices of US Fire and CF Indemnity. The examination consisted of two components: a review of the countrywide complaint patterns and an analysis of the management of various business areas through a review of the written procedures of the companies. The final reports of examination for US Fire and CF Indemnity were received on January 4, 2007 and contained no recommendations.
The California Insurance Department (“CID”) has completed the field portion of a market conduct examination, which focused on the advertising, marketing, underwriting, premium development, risk selection and rejection practices of US Fire and North River. The examination covered policies in effect during 2003. To date, the Company has not received a draft report from the CID.
Producer compensation investigations
Insurance broker and agent compensation arrangements and sales practices have in recent years been scrutinized by various state attorneys general, insurance departments and the U.S. Department of Labor. The New York State Attorney General and other state attorneys general and insurance commissioners have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General and other state attorneys general have entered into a number of settlement agreements with insurance brokers and insurers that require that the payment of contingent commissions be discontinued. These investigations and proceedings are expected to continue and new investigative proceedings may be commenced in the future. These investigations and proceedings could result in legal precedents, legislation and the emergence of new industry-wide practices for compensating insurance producers that could significantly affect the insurance industry and how it sells its insurance products.
Regulation of dividends and other payments from the Company’s insurance subsidiaries
Crum & Forster Holdings Corp. is a legal entity separate and distinct from its subsidiaries. As a holding company with no other business operations, Crum & Forster Holdings Corp.’s primary sources of cash to meet its obligations, including principal and interest payments with respect to indebtedness, are dividends and other statutorily permitted payments, such as management and other fees, from its insurance subsidiaries.

Crum & Forster Holdings Corp.’s insurance subsidiaries are subject to various state legal and regulatory restrictions, including regulatory restrictions imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, that limit the amount of dividends or distributions an insurance company may pay to its shareholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and net income, as determined in accordance with SAP, which differ from generally accepted accounting principles (“GAAP”). Generally, dividends may be paid only out of earned surplus. In every case, the remaining surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
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
At December 31, 2006, US Fire had the capacity to pay ordinary dividends in the amount of $97.4 million and North River had the capacity to pay ordinary dividends in the amount of $41 million. At December 31, 2006, US Fire reported earned surplus of $292.4 million. At December 31, 2006, North River had earned surplus of $95.3 million. No assurance can be given that some or all the domiciliary states of the Company’s insurance subsidiaries will not adopt statutory provisions more restrictive than those currently in effect.
If insurance regulators determine that payment of a dividend or any other payment to an affiliate (such as payment under a tax-sharing agreement or payment for employee or other services) would, because of the financial condition of the paying insurance company, result in such insurance company being in a hazardous financial condition or otherwise be adverse to the interests of policyholders or creditors, the regulators may prohibit such payments that would otherwise be permitted without prior approval.
In addition, under the insurance holding company laws of the various states in which the Company’s insurance subsidiaries are incorporated, transactions between such insurance subsidiaries and their affiliates must be fair and reasonable. Such transactions generally must be disclosed to the state insurance regulators, and notice to and prior approval (or absence of disapproval) by the applicable state insurance regulator is required for specified kinds of transactions.
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
The NAIC RBC model law stipulates four levels of regulatory action with the degree of regulatory intervention increasing as the ratio of surplus to RBC decreases. The initial level, the “Company Action Level”, requires the insurance company to submit a plan of corrective action to the relevant insurance commissioner if surplus falls below 200% of the ACL amount. The next level, the “Regulatory Action Level”, requires a company to submit a plan of corrective action and also allows the regulator to perform an examination of a company’s business and operations and issue a corrective order if surplus falls below 150% of the ACL amount. The third level, the ACL, permits the regulator to place a company under regulatory control, including rehabilitation or liquidation, if surplus falls below 100% of that amount. The final action level, the “Mandatory Control Level”, requires the insurance commissioner to place a company under regulatory control if surplus falls below 70% of the ACL amount.
Changes in the RBC formula on how specific underwriting risks or assets are designated for purposes of applying the formula could have disproportionate impacts on the Company relative to other insurers and could cause the Company to exit or reduce its writings in lines of business, or dispose of assets that management otherwise considers to be profitable, in order to maintain what management considers to be acceptable RBC levels.
Based on the ACL RBC formula, at December 31, 2006, the capital of each of Crum & Forster’s insurance subsidiaries exceeded the Company Action Level, and, as a result, no regulatory or company action is required.
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
In 2006 and 2005, the Company’s insurance subsidiaries met the majority of the IRIS ratio tests. In 2004, US Fire, CF Insurance, and CF Indemnity each had four of the IRIS ratios outside of the target ranges, one as a result of the increase in the current year loss and LAE ratio from the 2004 hurricanes (the ratio was just slightly outside the norm) and two as a result of reserve strengthening actions in 2004 and 2003. The last ratio, the investment yield ratio, was outside the normal range due, in part, to historically low yields available in the market. The Company received regulatory inquiries in 2004 and responded to such inquiries with the result that no further action was required.
Investment regulation
Crum & Forster’s insurance subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. Either of these could result in the Company having to sell an asset when market conditions would not otherwise warrant a sale. At December 31, 2006, management believes the Company’s investments complied with such laws and regulations in all material respects.
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

These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual direct premiums written by a member in that state. New York’s guaranty fund makes assessments prior to the occurrence of an insolvency. Florida, New Jersey, New York and Pennsylvania have created, by statute, a separate guaranty association for workers’ compensation business. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process.
Property and casualty guaranty fund assessments incurred by Crum & Forster totaled $4.9 million, $4.6 million, and $8.4 million for 2006, 2005 and 2004, respectively. The Company’s policy is to accrue for insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the Company’s ability to reasonably estimate the insolvent insurer’s liabilities or develop a meaningful range of the insolvent’s liabilities is significantly impaired by inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds. Although the amount of any assessments applicable to guaranty funds cannot be predicted with certainty, management believes that future guaranty association assessments for known insurer insolvencies will not have a material adverse effect on the Company’s net income, financial position or liquidity.
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
Commercial automobile insurance and workers’ compensation lines have mandatory pooling arrangements on a state-by-state basis for segments of the market that have difficulty finding coverage from insurers. The shared market mechanisms for providing commercial automobile coverage are generally assigned risk plans, reinsurance facilities and joint underwriting facilities. Additionally, another pooling mechanism, a Commercial Automobile Insurance Procedure (“CAIP”), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee for the responsibility of handling the commercial automobile policies and paying claims. For workers’ compensation, the pooling in each state is generally in the form of a reinsurance-type arrangement with servicing carriers providing the policy services and claims handling services. The National Council of Compensation Insurance provides services for calculating member pooling of losses and expenses in 32 states, with the remainder of the states having their own independent servicing plans. Certain of Crum & Forster’s insurance subsidiaries participate in the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe reinsurance fund. Business insurance is also subject to pooled insurance on a small scale for commercial properties insured through the various Fair Access to Insurance Requirements Plans that exist in most states. The Company reported underwriting losses from participation in such mandatory pools and underwriting associations of $3.3 million, $7.3 million and $4 million in 2006, 2005, and 2004, respectively. The amount of future losses or assessments from the shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. The underwriting results of these pools traditionally have been unprofitable. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, management does not expect future losses or assessments to have a material adverse effect on the Company’s net income, financial position or liquidity.
Insurance regulation concerning change or acquisition of control
The insurance holding company laws and regulations in the respective domiciliary states of Crum & Forster’s insurance subsidiaries each contain similar provisions to the effect that the acquisition of “control” of a domestic insurer, or of any person that directly or indirectly controls a domestic insurer, cannot be consummated without the prior approval of the domiciliary insurance regulator. In general, a presumption of “control” arises from the direct or indirect ownership, control and possession of the power to vote or possession of proxies with respect to 10% or more of the voting securities of a domestic insurer, or of a person that controls a domestic insurer.

An entity or person seeking to acquire control, directly or indirectly, of a domestic insurance company, or of any person controlling a domestic insurance company, generally must file with the relevant insurance regulatory authority a statement relating to the acquisition of control containing certain information required by statute and published regulations and provide a copy of such statement to the domestic insurer and obtain the prior approval of such regulatory agency for the acquisition. In addition, certain states where the Company’s insurance subsidiaries conduct business require pre-acquisition notification to state agencies of a change in control of a non-domestic insurance company admitted in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease and desist order with respect to the non-domestic admitted insurer’s doing business in the state if certain conditions exist, such as undue market concentration.
Terrorism Risk Insurance Act of 2002
The Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively “TRIA”), establishes a temporary program pursuant to which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program is applicable to substantially all commercial property and casualty lines of business but excludes commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance. Participation by insurers writing such lines is mandatory. Insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts that may not differ materially from other policies. Federal participation will be triggered under TRIA when the Secretary of Treasury certifies an act of terrorism. Under the program, the federal government will pay 85% in 2007 of an insurer’s loss in excess of the insurer’s applicable deductible. The insurers deductible is based on a percentage of direct premiums earned in the preceding calendar year of the insurer for covered lines of commercial property and casualty insurance. The percentage is 20% for 2007. Based on Fairfax’s 2006 direct premiums earned of approximately $2.2 billion, the aggregate deductible of the Fairfax group will be approximately $440 million. In addition, the federal program will not pay any losses from a certified act of terrorism unless all such losses exceed $100 million. TRIA limits the federal government’s share of losses to $100 billion for a single program year.
After the enactment of TRIA, the Company developed specific underwriting and pricing guidelines for terrorism coverage. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes where coverage is not mandatory, policyholders may choose not to accept terrorism coverage. Based on experience through December 31, 2006, approximately 39% of policyholders in the Company’s property lines of business accepted terrorism coverage. Direct premiums written from terrorism coverage in 2006 were approximately $17 million.
In general, the Company’s 2006 reinsurance contracts provide coverage for domestic acts of terrorism. Certain casualty contracts have additional terrorism coverage for acts of terrorism certified under TRIA. In particular, the workers’ compensation contract has coverage up to $50 million and the umbrella contract has coverage equal to two times the coverage limit, up to a maximum of $40 million. None of the contracts covers acts of terrorism involving use of nuclear, biological or chemical agents.
The federal program expires on December 31, 2007. In the event TRIA is not extended or renewed or is extended with more significant modifications, terrorism coverage provided under the Company’s policies may change. Where permitted under state insurance regulations, the Company may utilize conditional terrorism exclusions, which will allow the cancellation or alteration of terrorism coverage and related premium rates should TRIA lapse or be modified. Where state insurance regulators disallow the exclusion of terrorism, such as in the case of workers’ compensation policies or in certain states where the use of conditional terrorism exclusions is not permitted, the Company’s exposure to losses from non-domestic terrorist acts may be increased.
While the provisions of TRIA and the purchase of terrorism coverage described above currently mitigate exposure in the event of a large-scale terrorist attack, the Company’s effective deductible is significant and the Company’s reinsurance coverage of terrorist acts is limited. In addition, if TRIA is not extended following 2007, the Company could be exposed to losses from terrorist acts for policies in which terrorism exclusions are not allowed by regulatory authorities. Further, exposure to losses from terrorist acts is not limited to TRIA events since domestic terrorism is generally not excluded from Crum & Forster’s policies and, regardless of the status of TRIA, some state insurance regulators do not permit terrorism exclusions for various coverage or causes of loss. Accordingly, management continues to monitor carefully the Company’s concentrations of risk. For additional discussion on TRIA, see “— Catastrophe Management” and “Item 1A. Risk Factors — Catastrophic events could cause unanticipated losses and reduce net income”.
Employees
At December 31, 2006, Crum & Forster had 1,345 employees. None of these employees is represented by a labor union and management considers employee relations to be satisfactory.

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
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a stable outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a negative outlook from S&P, also a rating agency for the insurance industry. In October 2006, S&P assigned a negative outlook to Fairfax and its subsidiaries and cited as the reason its concern about “FFH’s qualitative areas of governance, risk controls and enterprise risk management”.
Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and Fairfax’s other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster. A downgrade of any of the debt or other ratings of Fairfax, or any of Fairfax’s other subsidiaries or affiliates, or deterioration in the financial markets’ view of any of these entities, could have a negative impact on the Company’s ratings.
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
Crum & Forster maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each year. Its gross loss and LAE reserves were $3.4 billion and $3.7 billion at December 31, 2006 and 2005, respectively. These reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including: (i) actuarial projections of what management, at a given time, expects to be the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known; (ii) estimates of future trends in claims severity and frequency; (iii) assessment of asserted theories of liability; and (iv) analysis of other factors, such as variables in claims handling procedures, economic factors and judicial and legislative trends and actions. Most, or all, of these factors are not directly or precisely quantifiable, particularly on a prospective basis. In many cases, estimates of liability for losses and LAE are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer, and additional lags between the time of reporting and final settlement of claims.
The Company recorded $(85.9) million, $(60.5) million, and $97.6 million of prior period (favorable) adverse loss development before corporate aggregate reinsurance for the years 2006, 2005 and 2004, respectively. Prior period (favorable) adverse loss development after corporate aggregate reinsurance was $(96.2), $(68.6) and $69.3 for the years 2006, 2005 and 2004, respectively. For further discussion of the Company’s reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and loss adjustment expenses”.
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
There are significant additional uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. The possibility that these claims would emerge was often not anticipated at the time the policies were written, and traditional actuarial reserving methodologies have not been generally useful in accurately estimating ultimate losses and LAE for these types of claims. In addition, the loss settlement period of certain of these claims may extend for decades after the expiration of the policy period, and during such time it often becomes necessary to adjust, sometimes to a significant degree, the estimates of liability on a claim either upward or downward. Gross asbestos reserves were $443.1 million, $469.2 million and $522.7 million at December 31, 2006, 2005 and 2004, respectively; gross environmental reserves were $110.6 million, $111.5 million and $123.4 million, respectively; and gross reserves for other latent claims were $32.5 million, $36.8 million and $35.4 million, respectively. Asbestos reserves, net of reinsurance, were $348.2 million, $376.8 million and $408.8 million, at December 31, 2006, 2005 and 2004, respectively; environmental reserves, net of reinsurance, were $73.5 million, $74.2 million and $85.2 million, respectively; and reserves for other latent claims, net of reinsurance, were $21.8 million, $24.0 million and $22.0 million, respectively. Reserves ceded to corporate aggregate reinsurance contracts are not reflected in the foregoing amounts.
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
Increasingly, policyholders have asserted that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects that this trend will continue. Although it is difficult to predict whether these policyholders will be successful on the issue, to the extent the issue is resolved in their favor, Crum & Forster’s coverage obligations under the policies at issue could be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims of the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits. One potentially negative trend is an apparent increase in the filing of natural resource damage suits by a number of states and Native American tribes seeking to recover funds for damages to natural resources, such as fishing rights and wildlife depletion. This is a relatively new occurrence, so ultimate costs associated with this new latent litigation remain uncertain.
In 2006, the Company’s total latent reserves were increased by $33.9 million based on the Company’s internal actuarial review and primarily due to developments related to one asbestos policyholder. The Company has continued to see the emergence of an increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection, and an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. Due to the inherent uncertainties described above, the Company’s ultimate liability for its asbestos, environmental and other latent claims may vary substantially from the amounts currently recorded.

Catastrophic events could cause unanticipated losses and reduce net income.
Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, tornados, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable.
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. Seasonal weather variations may affect the severity and frequency of losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income, financial position and liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.
In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law initially established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA has been modified and extended through 2007, it is possible that TRIA will not be renewed beyond 2007, or could be amended in a manner which could adversely affect the insurance industry if a material subsequent event occurs. Given these uncertainties, the Company is currently unable to determine with certainty the impact that TRIA’s amendment or non-renewal could have on it.
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
In 2006, a year in which catastrophe activity was relatively light, the Company reported net catastrophe losses of approximately $24.4 million as compared to 2005 and 2004, during which the Company’s underwriting results were adversely affected by severe hurricane activity. In 2005, the Company reported total net catastrophe losses of approximately $104 million, including reinsurance reinstatement premiums of $39.3 million associated with hurricane Katrina. In 2004, the Company’s reported total net catastrophe losses of approximately $120.7 million, including reinsurance reinstatement premiums of $13 million principally associated with four hurricanes in Florida during the third quarter. Ultimate exposure to losses from these events may change.
The Company’s actual losses from hurricanes may vary materially from estimates as a result of, among other things, an increase in industry insured loss estimates, the receipt of additional information from policyholders, increases in ground up loss estimates causing the losses to reach the Company’s attachment point in the case of excess policies, the attribution of losses to coverages that for the purpose of estimates the Company assumed would not be exposed, the contingent nature of business interruption exposures, and inflation in repair costs due to the limited availability of labor and materials, in which case the Company’s financial results could be further materially adversely affected. In addition, actual losses may increase if the Company’s reinsurers fail to meet their obligations.
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
Crum & Forster’s property catastrophe treaty is renewed each May 1st. In 2006, the Company experienced a significant increase in reinsurance costs in terms of both reinsurance premium cost and higher amounts retained by the Company per event, largely as a result of losses sustained by reinsurers in 2005 and 2004, rating agency capital requirements for reinsurers and forecasted increases in frequency and severity of catastrophes. Management will consider expected changes in prices and terms in determining how much reinsurance to purchase in 2007.

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
Several commercial property and casualty insurers and industry groups and associations currently offer alternative forms of risk protection in addition to traditional insurance products. These products, such as such as retrospective rating programs and other forms of self-insurance, have been instituted to allow for better control of risk management and costs. Management cannot predict how continued growth in alternative forms of risk protection will affect Crum & Forster’s future operations, but it could reduce premium volume.
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
Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation.
Since 2004, the insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent of disclosure thereof, the solicitation and provision of fictitious or inflated quotes, the alleged illegal tying of the placement of insurance business to the purchase of reinsurance, and the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. The Company has received inquiries and informational requests from insurance departments in several states in which its insurance subsidiaries operate, as discussed below. The Company cannot predict at this time the effect that current investigations, litigation and regulatory activity will have on the insurance industry or its business. Given its position in the insurance industry, it is possible that the Company will become involved in these investigations and have lawsuits filed against it, in addition to the lawsuit described below. The Company’s involvement in any investigations and lawsuits would cause it to incur legal costs and, if the Company were found to have violated any laws, it could be required to pay fines and damages, perhaps in material amounts. In addition, the Company could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion that increases the Company’s costs of doing business or requires the Company to alter aspects of the manner in which it conducts business.
Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. That motion will be argued before the court in March 2007. Crum & Forster Holdings Corp. and US Fire intend to vigorously defend the action. In addition, see “—Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company”.

Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company.
On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and the entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, which includes the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
These inquiries are ongoing and Fairfax and the entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its business and financial statements, which effect could be material and adverse. The financial cost to the Company to address these matters has been and is likely to continue to be significant. The Company expects that these matters will continue to require significant management attention, which could divert management’s attention away from the Company’s business. In addition, the Company could be materially adversely affected by negative publicity related to these inquiries or any similar proceedings. Any of the possible consequences noted above, or the perception that any of them could occur, could have an adverse effect upon the Company’s business, the impact of which is uncertain.
If the Company is unable to realize its investment objectives, its net income and financial condition may be adversely affected.
The Company’s operating results depend in part on the performance of the Company’s investment portfolio. The ability to achieve its investment objectives is affected by general economic conditions that are beyond management’s control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities the Company owns. In 2006, 2005 and 2004, the Company reported investment income, including realized investment gains and pre-tax equity in earnings of investees, of $413.1 million, $241.8 million and $183.8 million, respectively. The Company may not be able to realize its investment objectives, which could reduce net income significantly.
The loss of any of the Company’s key producers could have an adverse effect on the Company’s ability to generate business.
In 2006, the Company’s two largest producers accounted for 6.9% and 6.5% of gross premiums written. The top five producers accounted for approximately 23% of gross premiums written. There are no long-term commitments from any of the Company’s producers, any of which could cease doing business with Crum & Forster at any time. The Company may not be successful in maintaining its current relationships with its significant producers, and the loss or deterioration of one or more of these relationships could adversely affect the Company’s ability to generate business.
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
The Company is a holding company with no direct operations, and its principal asset is the capital stock of several insurance subsidiaries. The Company relies, and expects to rely in the future, on dividends from these insurance subsidiaries to meet its obligations, including payment of interest on its debt securities, and, together with refinancing opportunities then available in capital markets, if any, to repay its debt securities at maturity. The Company’s principal insurance subsidiaries, US Fire and North River, account for 98.4% of combined statutory surplus at December 31, 2006. US Fire and North River may pay dividends of $97.4 million and $41 million in 2007, respectively, without prior regulatory approval.

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
Although reinsurance obligates the assuming reinsurer to the extent of the risk ceded, the Company is not relieved of its primary liability to its policyholders as the direct insurer. As a result, it bears credit risk with regard to its reinsurers with respect to both receivable balances reflected on the balance sheet and contingent liabilities arising from reinsurance protection on future claims. The Company cannot be assured that its reinsurers will pay all reinsurance claims on a timely basis or at all. At December 31, 2006, the Company had reinsurance recoverable of $1.7 billion due from approximately 280 reinsurers; however, the preponderance of this reinsurance recoverable was with relatively few reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1.1 billion, or 61% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $389.1 million. Periodically, the Company has contractual disputes with reinsurers regarding coverage under reinsurance policies. Historically, this has principally occurred in the interpretation of coverage relating to asbestos and environmental claims. Each reinsurance claim is evaluated based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law, and any disputed amounts are considered in the reserve for uncollectible reinsurance. If reinsurers are unwilling or unable to pay amounts due under reinsurance contracts, the Company will incur unexpected losses and cash flow will be adversely affected. For the years ended December 31, 2006, 2005 and 2004, the Company incurred charges for uncollectible reinsurance of $9.5 million, $7.2 million and $5 million, respectively. For additional discussion of credit risk with regard to the Company’s reinsurers, see “Item 1. Business—Reinsurance”.
The Company writes certain retrospectively rated policies (policies in which premiums are adjusted based on the actual loss experience of the policyholder during the policy period) and large deductible policies (policies where the policyholder retains a specific amount of any potential loss) in which the policyholder must reimburse the Company for certain losses. The Company had aggregate recoverables on such polices of $141.6 million and $156.5 million at December 31, 2006 and 2005, respectively. Accordingly, the Company bears credit risk on these policies and cannot be assured that its policyholders will pay on a timely basis or at all.
In the ordinary course of business, the Company is sometimes unable to collect all amounts billed to policyholders, generally due to disputes on audit and retrospectively rated policies and, in some cases, due to policyholders having filed for bankruptcy protection. In addition, if a policyholder files for bankruptcy, the Company may be unable to recover on assets such policyholder may have pledged as collateral. The Company reserves for uncollectible premiums in the period in which the collection issues become known. The inability to collect amounts due reduces net income and cash flows. During 2006, 2005 and 2004, the Company incurred, or expected to incur, credit losses relating to policyholder insolvencies, disputed premium audits and for policyholders experiencing financial difficulties. For the years ended December 31, 2006, 2005 and 2004, charges incurred for uncollectible premiums and policyholder recoveries were $1.2 million, $4.5 million and $(2.8) million, respectively.

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
The indenture governing the Company’s debt securities contains restrictions which could have an adverse effect on the Company’s financial condition.
The indenture governing the Company’s debt securities contains various restrictive covenants that limit the Company’s ability to, among other things, borrow money and exercise certain discretion in operating the Company’s business. The Company’s financial flexibility in the future may be limited by the terms of the indenture.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Crum & Forster’s principal offices are located in space leased by the Company in Morristown, New Jersey. The lease covers approximately 201,887 square feet of office space at 305 Madison Avenue. The term of the lease ends December 31, 2022, and provides for up to four consecutive additional terms totaling twenty-five years.
The principal offices of Seneca are located in space leased by Seneca in New York, New York. The lease covers approximately 21,500 square feet at 160 Water Street. The term of the lease ends June 30, 2010.
The Company also leases office space for its branch offices. Crum & Forster does not own any of the real estate used for its operations.
ITEM 3. LEGAL PROCEEDINGS
Litigation
Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey.
Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. That motion will be argued before the court in March 2007. Crum & Forster Holdings Corp. and US Fire intend to vigorously defend the action.

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
Insurance Industry Investigations
On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and the entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, which includes the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office.
These inquiries are ongoing and Fairfax and the entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its business and financial statements, which effect could be material and adverse. The financial cost to the Company to address these matters has been and is likely to continue to be significant. The Company expects that these matters will continue to require significant management attention, which could divert management’s attention away from the Company’s business. In addition, the Company could be materially adversely affected by negative publicity related to these inquiries or any similar proceedings. Any of the possible consequences noted above, or the perception that any of them could occur, could have an adverse effect upon the Company’s business, the impact of which is uncertain.
It is possible that other governmental and enforcement agencies will seek to review information related to these matters, or that Fairfax and entities in its consolidated group, including the Company, or other parties with whom they interact, such as customers or shareholders, may become subject to direct requests for information or other inquiries by such agencies. These inquiries are ongoing and Fairfax and entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its financial statements, which effect could be material and adverse. For further information on these insurance industry investigations, see “Item 1A. Risk Factors—Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company” and “Item 1A. Risk Factors—Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES
None.
ITEM 6. SELECTED FINANCIAL DATA
The table shown below presents selected financial data for each of the five years ended December 31, 2006. This financial information was prepared in accordance with GAAP. The GAAP statement of income data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and the GAAP balance sheet data at December 31, 2006, 2005, 2004, 2003 and 2002 were derived from Crum & Forster Holdings Corp.’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated balance sheets at December 31, 2006 and 2005, and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows for each of the three years ended December 31, 2006, and accompanying notes, appear in “Item 8. Financial Statements and Supplementary Data”. The combined statutory data has been derived from annual statutory financial statements, which have been filed with the domiciliary states of the Company’s insurance subsidiaries, and prepared in accordance with SAP, which differs from GAAP.

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

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
GAAP STATEMENT OF INCOME DATA:
Gross premiums written	$1,351,631	$1,097,756	$1,138,961	$1,104,211	$898,368
Net premiums written	$1,166,532	$868,966	$918,300	$890,823	$669,473
Premiums earned	$1,084,023	$894,173	$907,709	$768,872	$609,512
Investment income and realized investment gains and losses[1]	$392,818	$215,310	$164,638	$338,062	$155,325
Losses and LAE	$666,079	$615,505	$761,512	$652,334	$460,458
Policy acquisition costs and other underwriting expenses	$314,403	$254,452	$252,987	$225,261	$194,482
Income before equity in earnings of investees, net of tax and cumulative effect of a change in accounting principle	$299,121	$138,743	$11,717	$134,178	$82,911
Equity in earnings of investees, net of tax	$13,162	$17,193	$12,478	$1,567	$—
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$64,809	[2]
Net income	$312,283	$155,936	$24,195	$135,745	$147,720

	At December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
GAAP BALANCE SHEET DATA:
Total investments (including cash and cash equivalents and assets pledged for short-sale obligations)[3]	$3,926,276	$3,720,538	$3,495,509	$3,168,389	$2,422,590
Total assets	$6,443,554	$6,482,879	$6,031,641	$5,587,398	$5,138,787
Unpaid losses and LAE	$3,371,549	$3,673,034	$3,370,936	$3,193,920	$3,249,558
Long term debt[4]	$293,170	$292,470	$291,841	$291,257	$—
Shareholder’s equity	$1,093,055	$961,193	$881,189	$906,115	$979,164

	Years Ended December 31,
	2006		2005		2004		2003		2002
SELECTED FINANCIAL RATIOS BASED ON GAAP DATA:
Loss and LAE ratio	61.5%		68.8%		83.9%		84.8%		75.5%
Underwriting expense ratio	29.0		28.5		27.9		29.3		31.9

Combined ratio	90.5%		97.3%		111.8%		114.1%		107.4%

Ratio of earnings to fixed charges[5]	11.0	x	4.4	x	1.3	x	6.2	x	6.6	x

	Years Ended December 31,
(dollars in thousands)	2006		2005		2004		2003		2002
SELECTED COMBINED STATUTORY DATA:
Loss and LAE ratio	61.9%		69.4%		86.1%		84.5%		77.6%
Underwriting expense ratio	28.0		28.4		27.7		27.3		31.2

Combined ratio	89.9%		97.8%		113.8%		111.8%		108.8%

Policyholders’ surplus	$1,406,822		$1,313,988		$1,206,547		$1,107,435		$856,393

Ratio of net premiums written to policyholders’ surplus	0.83	x	0.66	x	0.76	x	0.80	x	0.78	x

[1]	Includes $40,725 of gains in 2003 from the sale of Hub International Limited securities to an affiliate.
[2]	Represents remaining unamortized negative goodwill resulting from the acquisition of Crum & Forster by Fairfax in 1998.
[3]	Includes $535,594, $496,903 and $277,899 of assets pledged for short-sale obligations at December 31, 2006, 2005 and 2004, respectively.
[4]	Aggregate principal amount of $300 million of the Company’s 10-3/8% senior notes due 2013, less unamortized original issue discount. There have been no borrowings under the Fairfax note.
[5]	For purposes of determining the ratio of earnings to fixed charges, earnings includes income before income taxes, adjusted for undistributed income or loss from equity method investees and fixed charges. Fixed charges consist of interest expense, amortization of capitalized expenses related to indebtedness and an estimate of implicit interest included in rent expense. The calculation of the ratio of earnings to fixed charges is filed as an exhibit to this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Crum & Forster’s consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. Certain information constitutes forward-looking statements that involve risks and uncertainties. For further discussion of forward-looking statements, see “Statements Regarding Forward – Looking Information”. Actual results may differ materially from the results discussed in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under “Item 1A. Risk Factors”.
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
In all lines of business, throughout the life of the claim, claims personnel evaluate any new information that is received, analyze the impact of new information on the existing reserve, and, if warranted, increase or decrease the case reserve as appropriate.

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
General Liability – delay of reporting the claim to the Company, court award inflation and the expected loss ratio for the more recent accident years.
Workers’ Compensation — medical inflation, willingness of insured to settle claims, case reserve for known claims, long payment period for the medical portion of claims, expected loss ratios for more recent accident years and legal jurisdiction of the claim.
Commercial Automobile – cost to repair damaged property, medical and court award inflation and expected loss ratios for more recent accident years.
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

The following table presents the impact of a 2% change in ultimate loss and ALAE ratio for each line of business for the accident years shown. The years were selected to include those years where management considers a 2% change in ultimates to be a reasonably likely outcome. The 2% change was selected to represent a reasonably likely change in one of the factors described above. For example, for workers’ compensation, this could be due to changes in medical inflation or claim settlement rates. For general liability, this could be due to court award inflation.

		Change in Ultimate Loss
Line of business	Accident Years	and ALAE (millions)
Workers Compensation	1999-2006	$32.4
General Liability[1]	1999-2006	$35.2
Commercial Automobile	2005-2006	$7.6

[1]	Excludes asbestos, environmental and other latent.
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
Consideration may also be given to the results of actuarial reserve reviews conducted by the Company’s independent actuaries. Management considers a “best estimate” to be one where the total reserves have an equal likelihood of developing a redundancy or deficiency as the loss experience matures. Following the completion of each semi-annual internal actuarial reserve review, management reviews the actuarial reserve valuation with the Company’s actuaries and compares the indicated reserve levels by line of business to the corresponding recorded reserves. In general, management’s best estimate will approximate the internal actuaries’ point estimates. There may, however, be circumstances in which management chooses not to adjust its best estimate for assumptions made by its actuaries regarding emerging trends – positive or negative – until the passage of further time or additional information has confirmed the credibility of the trend. At December 31, 2006 and 2005, management’s best estimate exceeded the actuaries’ point estimate in the aggregate by amounts that the Company considers immaterial.
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
The Company recorded $(85.9) million, $(60.5) million and $97.6 million of prior period (favorable) adverse loss development before corporate aggregate reinsurance for 2006, 2005 and 2004 respectively. After corporate aggregate reinsurance, the prior period (favorable) adverse loss development was $(96.2) million, $(68.6) million and $69.3 million for 2006, 2005 and 2004, respectively. In 2006, the net favorable development before corporate aggregate reinsurance was comprised principally of favorable development across all major casualty lines, with the largest redundancy being recognized in workers’ compensation, principally attributable to the favorable results in California in accident years 2005 and 2004, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was partially offset by adverse development of $33.9 million of asbestos, environmental and other latent liabilities.
The net favorable development in 2005 before corporate aggregate reinsurance was comprised of three principal components: (i) adverse development of asbestos, environmental and other latent liabilities of $44.6 million, primarily due to developments related to one asbestos policyholder and largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (ii) $24.7 million of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (iii) net favorable development of the Company’s remaining property and casualty reserves of $97.5 million, arising from accident years 1999 through 2004.
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
Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. Since 2004, insurers, including Crum & Forster, generally experienced either flat or slightly decreased frequency in numbers of newly reported asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. It is generally expected throughout the industry that this trend will continue.
The following table presents an analysis of the estimated distribution of all policies, listed by attachment point, against which asbestos claims have been presented:

	At December 31, 2006
Attachment Point	Estimated % of	Estimated % of
(dollars in millions)	Total Policies	Total Policy Limits
$0 to $1	73.5%	45.8%
$1 to $10	20.5	41.7
$10 to $20	1.8	4.3
$20 to $50	2.2	4.2
Above $50	2.0	4.0

Total policies with asbestos claims	100.0%	100.0%

In 1994, Congress enacted a new section of the bankruptcy code aimed at facilitating the reorganization of businesses with large asbestos liabilities. Under this law, an asbestos defendant can receive a discharge from present and future asbestos claims by following the provisions of the bankruptcy code. Insurers of the defendant have typically been excluded from the pre-petition negotiations between the asbestos defendant and the asbestos plaintiffs’ lawyers, although the typical plan presumes the insurers will pay for claims under negotiation. These “pre-packaged bankruptcies” can inflate claim costs and accelerate the timing of claims payments, and it is likely that additional defendants will seek protection under this provision in the future. Bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. To date, this continued flow of claims has forced at least 75 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional policyholders may become targets in the future and in predicting the total number of asbestos claimants.

Many coverage disputes with policyholders are resolved only through aggressive settlement efforts. Settlements involving bankrupt policyholders may include extensive releases, which are favorable to the Company but which could result in settlements earlier and for larger amounts than originally expected. As it has done in the past, the Company will continue to aggressively pursue settlement opportunities.
As noted above, there have been numerous bankruptcies of asbestos defendants stemming from an increase in asbestos claimants. These bankruptcies represent companies that were heavily exposed to asbestos liabilities. The Company’s future exposure to the asbestos liabilities resulting from the bankruptcies of those entities, however, is limited.
The Company’s exposure and potential future exposure to those entities is summarized as follows:

	At December 31, 2006
	Number of	Remaining
(dollars in millions)	Bankruptcies	Policy Limits
No insurance coverage issued to policyholder	55	$0
Resolved	18	0
Potential future exposure	2	20

Total	75	$20

The Company did not issue insurance to 55 of the 75 companies. It did issue insurance coverage to the remaining 20 companies; however, it has resolved the asbestos claims of 18 of these policyholders. With respect to the other two policyholders, Crum & Forster has $20 million of policy limits remaining.
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
Once the gross ultimate exposure for indemnity and ALAE is determined for each policyholder and policy year, the amount ceded to reinsurers is estimated by reviewing the applicable reinsurance treaty.
As part of the overall review of the Company’s asbestos exposure, management compares the level of reserves to various industry benchmarks. The most widely reported benchmark is the survival ratio, which equals the outstanding loss and ALAE reserves (including IBNR) at December 31 divided by the average paid losses and ALAE for the past three years. The resulting ratio is a simple measure of the estimated number of years before the year-end loss and ALAE reserves would be exhausted using recent payment run rates. The higher the ratio, the more years the loss and ALAE reserves would be expected to cover. Because there is a high degree of certainty regarding the ultimate liabilities for those claims subject to settlement agreements, the Company also presents its survival ratio excluding those outstanding loss reserves and historical loss payments.

The reported and adjusted asbestos survival ratios based on asbestos loss and ALAE reserves, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are presented below:

	At December 31, 2006
		Amounts	Amounts
		Subject to	Net of
		Settlement	Settlement
(dollars in millions)	Reported	Agreements	Agreements
Net unpaid losses and ALAE	$348.2	$8.1	$340.1
3-year average net paid losses and ALAE	$54.3	$0.6	$53.7
3-year survival ratios	6.4		6.3
Another industry benchmark that management reviews is the relationship of asbestos loss and ALAE reserves to the estimated ultimate asbestos loss, i.e., the sum of cumulative paid losses and the year-end outstanding loss reserves. These comparisons are summarized as follows:

		Net % of
	Amount	Total[1]
Crum & Forster (dollars in millions)
Paid losses and ALAE at December 31, 2006	$419.6	54.6%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2006	348.2	45.4

Ultimate losses and ALAE at December 31, 2006	$767.8	100.0%

Industry, as represented by A.M. Best Company (“A.M. Best”)[2] (dollars in millions)
Paid losses and ALAE at December 31, 2004	$31,900	49.1%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2004	33,100	50.9

Ultimate losses and ALAE at December 31, 2004	$65,000	100.0%

[1]	Net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance.
[2]	Extracted from an A.M. Best report dated March 27, 2006.
As discussed in more detail in the following paragraphs, the Company increased its reserves for asbestos liabilities in each of 2006, 2005 and 2004. Asbestos liabilities are uniquely difficult to estimate due to both industry-wide issues and Company-specific factors. Industry-wide trends and factors have generally been adverse to insurance companies and include complex coverage issues, expansive judicial interpretation, lack of historical data, long reporting delays, substantial defense costs, increases in claims by unimpaired plaintiffs, venue shopping, bankruptcies of traditional defendants and targeting of peripheral defendants whose exposures may not be subject to aggregate policy limits. In developing its asbestos reserve estimates, the Company gives consideration to the current state of industry trends and factors, particularly those that most directly affect its policyholder universe such as the targeting of smaller, peripheral defendants. However, changes in these trends or the emergence of new trends or factors may not be reasonably foreseeable or their effects may not be reliably quantifiable as of the date of the Company’s estimate. Further, while industry trends have an effect on the Company, increases in the Company’s asbestos reserve estimates are most directly and significantly affected by changes in the state of asbestos claims against Crum & Forster’s specific policyholders. A comparatively small number of policyholders account for a substantial share of the Company’s asbestos claim payout activity in any given period and of the asbestos net unpaid losses and ALAE reserves at each balance sheet date. Changes in the conditions of specific policyholders, such as being targeted by plaintiffs in a state or states from which claims had not been previously filed or expected, adverse court decisions regarding coverage or defense obligations, the discovery (or allegation) of the existence of additional policies issued by the Company, the inability of another of the policyholder’s insurers to discharge its policy obligations, thereby increasing the obligations of the remaining insurers, can have a material impact on the previous estimate of the potential liability associated with that policyholder. These changes may not have been foreseeable or lacked sufficient credibility, even if foreseeable, as of the date of the Company’s previous estimate.
In 2006, the trends noted previously have continued, including stable numbers of claimants filing asbestos claims against the Company’s policyholders, increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection and an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. In general, a small percentage of policyholders account for the majority of paid losses. In 2006, 90% of gross payments for loss and allocated loss adjustment expenses were made on behalf of approximately 4% of policyholders.

In 2006 and 2005, the Company increased asbestos reserves by $22.7 million and $31.6 million, respectively, (approximately 6% and 8%, respectively, of the preceding year-end reserves balances). The increases were largely attributable to developments related to one policyholder.
In 2004, based on the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of asbestos reserves, the Company strengthened its asbestos reserves by $90.5 million, or approximately 25% of net unpaid asbestos losses and ALAE at December 31, 2003. Changes in the reserve estimates for eight policyholders represented over 80% of such increase. While the Company experienced some increase in the number of claims for known policyholders, an increase in average severity of claim payments and a corresponding increase in defense costs were the principal reasons for the asbestos reserve strengthening. Some of the increase was attributable to rising asbestos-related bankruptcies in 2000 through 2002. Solvent defendants in many jurisdictions were left to pay some or the entire portion of the judgments or settlements that should have been paid by the bankrupt defendants. The large unexpected number of bankruptcies filed from 2000 to 2002 resulted in the claim severity increasing beginning in 2003 and continuing through 2004, outside of any known historical trend. In addition, the Company also received multiple allegations of reclassification of products claims (that are subject to an aggregate limit) as premises/operations claims (that are not subject to an aggregate limit).
As a result of the processes, procedures and analyses described above, management believes that the reserves carried for asbestos claims at December 31, 2006 are appropriate based upon known facts, current law and management’s judgment. However, there are a number of uncertainties surrounding the ultimate value of these claims, which may result in changes in these estimates as new information emerges. Among these are the following: the unpredictability inherent in litigation; any impact from the bankruptcy protection sought by asbestos producers and defendants; an unanticipated increase in the number of asbestos claimants; the resolution of disputes pertaining to the amount of coverage for “non-product” claims asserted under premises/operations general liability policies; and future developments regarding the ability to recover reinsurance on asbestos claims. It is also not possible to predict, nor has management assumed, any changes in the legal, social or economic environments and their impact on future asbestos claim development. The carried asbestos reserves also do not reflect any effects of future legislation.
An analysis of gross and net reserves from asbestos exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Environmental reserves
Hazardous waste sites present another significant potential exposure. The federal “Superfund” law and comparable state statutes govern the cleanup and restoration of toxic waste sites and formalize the concept of legal liability for cleanup and restoration by Potentially Responsible Parties (“PRPs”). These laws establish the means to pay for cleanup of waste sites if PRPs fail to do so, and to assign liability to PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators.
Most sites have multiple PRPs. Most insurance policies issued to PRPs did not expressly cover the costs of pollution cleanup since pollution was not a recognized hazard at the time many of these policies were issued. Over time, judicial interpretations in many cases have found that the scope of coverage of the policies included pollution exposure, unless excluded, with some courts narrowly applying the early versions of the pollution exclusion to expand the scope of coverage provided. Since 1986, however, most general liability policies exclude coverage for such exposures.
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
Uncertainties also remain as to the Superfund law itself. The excise tax imposed to fund Superfund lapsed at the end of 1995 and has not been renewed. While a number of proposals to reform Superfund have been put forward by various parties, Congress has enacted no reforms since then. It is unclear what legislation, if any, will be enacted in the future and what potential effect it will have on the insurance industry. In the absence of federal movement on Superfund, the enforcement of Superfund liability is shifting to the states, which are reconsidering state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicts among states becomes greater, increasing the uncertainty of the cost to remediate state sites.

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
The Company’s environmental survival ratio calculation, based on environmental loss and ALAE reserves, net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance, is presented below:

At December
(dollars in millions)	31, 2006
Net unpaid losses and ALAE	$73.5
3-year average net paid losses and ALAE	$17.3
3-year environmental survival ratio	4.2
An analysis of gross and net reserves from environmental exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Other latent reserves
In addition to asbestos and environmental pollution, the Company faces exposure to other types of latent mass tort claims. These other latent claims include those associated with silica, gas and vapors, lead, mold, chemical, welding fumes and pesticides. Similar to asbestos and pollution, traditional actuarial techniques cannot be used to estimate ultimate liability for these exposures. Management sets reserves for other latent exposures at a selected gross survival ratio (currently 5 years) and selects a gross to net ratio based on the gross to net ratio of historical payments.
An analysis of gross and net reserves from other latent exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Summary
Management believes that the asbestos, environmental and other latent reserves reported at December 31, 2006 are reasonable estimates of the ultimate remaining liability for these claims based on facts currently known, the present state of the law and coverage litigation, current assumptions and the reserving methodologies employed. These latent reserves are continually monitored by management and reviewed by independent consulting actuaries. New developments will continue to be evaluated as they arise in order to supplement the ongoing analyses and reviews of the latent exposures. Due to the inherent uncertainties in estimating reserves for unpaid losses and LAE described above, and to the potential impact of recent trends, the ultimate liability for the Company’s loss and LAE reserves, and, in particular, its asbestos, environmental and other latent claims reserves, may vary substantially from the amounts currently reserved.
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
At December 31, 2006, the Company had unrealized losses of $140.8 million in investments in available-for-sale fixed income and equity securities (including $5.3 million of unrealized losses in respect of fixed income securities held for short-sale obligations) of which $129.7 million was associated with fixed income securities and $11.1 million related to equity securities. Substantially all of the gross unrealized losses of $129.7 million are attributable to U.S. Treasury securities. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. The equity securities unrealized loss related to four securities, all of which were in an unrealized loss position for less than 12 consecutive months and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery. For the years ended December 31, 2006 and 2005, charges for other than temporary impairments amounted to $15.9 million and $3.9 million, respectively. There were no other than temporary impairments recorded for the year ended December 31, 2004.
Management’s evaluation of other than temporary losses is particularly sensitive to assumptions it makes relative to forecasts of an issuer’s financial performance and near term prospects such as earnings trends, dividends, analysts forecasts and cash flows supporting fixed income securities. Although management is unable to quantify the likelihood of changes to these assumptions that may occur in the future, any change in assumptions could result in recognition of impairments in the future in an amount potentially greater than the unrealized losses on the securities at December 31, 2006.
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
In certain circumstances, including the significant deterioration of a reinsurer’s financial strength rating, the Company may engage in commutation discussions with an individual reinsurer, essentially canceling and settling the contract at its net realizable value. The outcome of such discussions may result in a lump sum settlement that is less than the recorded recoverable balance. Losses arising from commutations could have an adverse impact on the Company’s results of operations.
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
At December 31, 2006 and 2005, reinsurance recoverable was $1,733.9 and $2,110.1 million, net of reserves for uncollectible reinsurance of $42.8 million and $34.4 million, respectively. Bad debt expense for the years ended December 31, 2006, 2005 and 2004 related to uncollectible reinsurance was $9.5 million, $7.2 million and $5 million, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations. At December 31, 2006, the five largest gross reinsurance recoverable balances aggregated $1,054.1 million, or approximately 61% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $389.1 million. The largest unsecured balance at December 31, 2006 was $166.2 million, due from an unaffiliated company rated A+ by A.M. Best.

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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including deferred gain on retroactive reinsurance, loss reserve discounting, net operating losses and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income. The Company’s current projections of future taxable income are based on assumptions of modest business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Since 2002, the Company’s operating subsidiaries have recorded positive taxable income of $1,386.1 million that included capital gains and other investment income during that period of approximately $1.5 billion. This taxable income was sufficient to absorb the operating companies’ net operating loss carryovers of $228.9 million arising prior to 2002. The current net operating losses of $164.5 million relate primarily to the Company’s debt. Under tax planning strategies allowed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 the Company may elect to file a consolidated tax return for tax sharing purposes. Should such an election be made, the Company projects that these net operating losses can be fully utilized against the operating companies’ income, based on the assumptions discussed above.
At December 31, 2006, there are no valuation allowances against the Company’s gross deferred tax assets of $323.8 million. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.
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
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, property, general liability, commercial automobile, commercial multi-peril and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States.
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
With respect to the Company’s underwriting operations, management monitors key indicators of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further monitors growth in its gross premiums written in terms of its rate of retention of existing policyholders, increases or decreases in the pricing of renewed policies and the growth in new business premiums. Underwriting profitability is measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned, less losses and LAE, policy acquisition costs and other underwriting expenses. The combined ratio expresses underwriting results as a percentage of premiums earned and generally comprises two components: the loss ratio, which is the percentage of losses and LAE to premiums earned, and the expense ratio, which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.
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
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. Commencing in mid-2000 through mid-2003, insurers generally achieved significant rate increases and improved terms and conditions. In 2003, however, market capacity expanded, particularly for property risks. In the fourth quarter of 2003 and through 2004 and 2005, property risks were generally written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005. The casualty market has continued to see an acceleration of softening market conditions in 2006, particularly in respect of workers’ compensation policies in California, while property market conditions improved significantly in the aftermath of severe 2005 hurricane activity. The improvement in the property market was primarily attributable to more limited availability of catastrophe reinsurance and at higher rates, which in turn drove price increases on property risks. However, commencing late in the third quarter of 2006, the property market has begun to experience increased competition as a result of the mild 2006 hurricane activity, with several major competitors offering more capacity in the coastal wind areas as well as greater capacity and more competitive pricing on non-catastrophe exposed business.
Renewal pricing in the Company’s casualty lines declined by approximately 7% in 2006 and renewal pricing in the Company’s property lines increased by approximately 11% in 2006, with such increases varying largely based on potential exposures to catastrophes. The Company’s overall renewal retention rate held steady in 2006. The casualty renewal retention rate increased by approximately four percentage points and the property renewal retention rate declined by approximately six percentage points in 2006. New business was up approximately 20% in 2006 (15% excluding Fairmont), largely attributable to increases in property lines.

Results of Operations
The Company’s results of operations are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Gross premiums written	$1,351.6	$1,097.8	$1,139.0

Net premiums written	$1,166.5	$869.0	$918.3

Premiums earned	$1,084.0	$894.2	$907.7
Losses and LAE	666.1	615.5	761.5
Underwriting expenses	314.4	254.5	253.0

Underwriting profit (loss)	103.5	24.2	(106.8)
Investment income and realized investment gains and losses	392.8	215.3	164.6
Interest and other expense	41.0	35.5	41.6

Income before income taxes and equity in earnings of investees	455.3	204.0	16.2
Income tax expense	156.2	65.3	4.5

Income before equity in earnings of investees	299.1	138.7	11.7
Equity in earnings of investees, net of tax	13.2	17.2	12.5

Net income	$312.3	$155.9	$24.2

Combined ratio	90.5%	97.3%	111.8%

Net income was $312.3 million in 2006 as compared to $155.9 million in 2005. The increase in net income in 2006 was primarily due to lower catastrophe losses and higher investment earnings. Specifically, investment results were positively affected by a $106.6 million gain on the sale of Zenith National Insurance Corp. (“Zenith”) as well as higher investment income from HWIC Asia Fund (“HWIC”). The Company also experienced continued favorable development of prior years’ losses and LAE in 2006 which amounted to $96.2 million compared to favorable development of $68.6 million in 2005. The combined ratio improved 6.8 percentage points in 2006 as compared to 2005, primarily attributable to the favorable impact of lower catastrophe losses.
In 2005, net income was $155.9 million as compared to $24.2 million in 2004. The increase in net income from 2004 to 2005 was primarily due to better underwriting results and higher investment income. Favorable development of prior years’ losses and LAE in 2005 amounted to $68.6 million compared to adverse development of $69.3 million in 2004, which included adverse development of latent reserves of $100.5 million.
For further discussion of loss development in each year, see “Results of Operations—Losses and loss adjustment expenses”. For further discussion of investment results, see “—Results of Operations —Investment results”, “—Liquidity and Capital Resources” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
During 2006, the Company identified and recorded certain adjustments associated with its accounting for investments. The adjustments relate principally to four areas: (i) equity method accounting - the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge Financial Corporation (“Northbridge”) and HWIC; (ii) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; (iii) embedded derivatives mark-to-market – the Company did not properly reflect the mark to market through earnings of derivative features embedded in convertible securities pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements; and (iv) valuation of an affiliated equity method investee – the Company did not correctly reflect the carrying value of its 1.4% ownership interest in TRG Holding Corp. (“TRG”) in 2002, pursuant to guidance in SFAS No. 141, Business Combinations.
Management evaluated the financial impact of these accounting adjustments and concluded that the effect both individually and in the aggregate was not material to any prior period consolidated financial statements and accordingly, prior period consolidated financial statements were not restated. Instead, the Company recorded a cumulative charge to net income in the year ended December 31, 2006 of $3.1 million pre-tax ($2.0 million after- tax) for these adjustments. Of the $3.1 million pre-tax charge, $4.3 million was recorded as a charge to realized investment gains, $3.5 million was recorded as a charge to equity in earnings of investees and $4.7 million was recorded as an increase to investment income on the consolidated statements of income.

Underwriting results
Gross premiums written
Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
			2006		2005
			Increase/		Increase/
(dollars in millions)	2006	2005	(Decrease)	2004	(Decrease)
Workers’ compensation	$277.1	$275.3	$1.8	$311.3	$(36.0)
Property	375.6	296.9	78.7	299.1	(2.2)
General liability	296.0	262.8	33.2	252.8	10.0
Commercial automobile	222.5	192.6	29.9	190.1	2.5
Commercial multi-peril	83.8	51.0	32.8	52.1	(1.1)
Other	96.6	19.2	77.4	33.6	(14.4)

Total gross premiums written	$1,351.6	$1,097.8	$253.8	$1,139.0	$(41.2)

All other lines of business include the following:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Accident and health	$64.3	$—	$—
Personal automobile	11.4	—	—
Homeowners	7.1	—	—
Surety	13.8	19.2	33.6

Total gross premiums written in other	$96.6	$19.2	$33.6

For year ended December 31, 2006, the Company reported gross premiums written of $1,351.6 million, representing an increase of $253.8 million, or 23.1%, over the year ended December 31, 2005. The increase includes $187.0 million of Fairmont’s premiums, of which $15.0 million, $3.8 million, $18.0 million, $30.4 million, $29.7 million and $90.1 million relate to the workers’ compensation, property, general liability, commercial automobile, commercial multi-peril and other lines of business, respectively. Excluding Fairmont, gross premiums written increased by $66.8 million, or 6.1%, in the year ended December 31, 2006. This increase was primarily due to an increase in new business of approximately 15%, attributable to greater property writings resulting from an overall improved property market in the wake of the 2005 hurricanes. Renewal retention rates held steady at 62%, despite the soft market, while pricing across all lines of business declined slightly.
For the year ended December 31, 2005, the Company reported gross premiums written of $1,097.8 million, representing a decrease of $41.2 million, or 3.6%, over the year ended December 31, 2004. This decline was primarily due to a reduction in renewal retention rates from approximately 65% in 2004 to 61% in 2005, modest price decreases on renewal policies of approximately 5% and a reduction in new business of approximately 9%. The reduction in new business was largely attributable to a significant decrease in the casualty lines of business, with a more modest decrease for property lines.
Casualty gross premiums written
For the year ended December 31, 2006, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, increased by $64.9 million, or 8.9%, as compared to the year ended December 31, 2005. This increase includes $63.4 million of Fairmont’s premiums. Excluding Fairmont, gross premiums written in casualty lines remained level during the year ended December 31, 2006 compared to the prior year, primarily due to modest increases in renewal retention rates and new business partially offset by price decreases on renewal policies.
The casualty market has experienced an acceleration of softening market conditions during 2006. Specifically, the Company has been affected by declining market prices for California workers’ compensation business as a consequence of system reforms and very favorable industry accident year results in recent years. California workers’ compensation gross premiums written totaled $97.4 million, $136.6 million and $156.1 million in 2006, 2005 and 2004, respectively. The declining premiums reflect the combination of a reduction in renewal retention rates, less new business and a decline in pricing.
For the year ended December 31, 2005, gross premiums written in casualty lines decreased by $23.5 million, or 3.1%, as compared to the year ended December 31, 2004. The decrease was due to a reduction in renewal retention rates, price decreases on renewal polices and a reduction in new business.

Property gross premiums written
For the year ended December 31, 2006, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, increased by $111.5 million, or 32.1%, as compared to the year ended December 31, 2005. This increase includes $33.5 million of Fairmont’s premiums. Excluding Fairmont, gross premiums written in property lines increased by $78.0 million, or 22.4%, in the year ended December 31, 2006, primarily due to significant rate increases and an increase in new business, partially offset by a reduction in renewal retention rates. The increase in pricing and new business is attributable to a significant hardening of the property market in the aftermath of the 2005 hurricane activity, due to limited availability of catastrophe reinsurance and higher reinsurance rates.
For the year ended December 31, 2005, gross premiums written in property lines declined by $3.3 million or 1% as compared to the year ended December 31, 2004, primarily due to a reduction in renewal retention rates, price decreases on renewal policies, and a reduction in new business.
Other gross premiums written
For the year ended December 31, 2006, other gross premiums written, which include the accident and health, personal automobile, homeowners and surety lines of business, increased by $77.4 million, or over 400%, as compared to the year ended December 31, 2005. The increase includes $90.1 million of Fairmont’s premiums. Excluding Fairmont, other gross premiums written decreased by $12.7 million, or 66.1%, in the year ended December 31, 2006, principally attributable to a reduction in the surety line of business as a result of a decision by management to restrict writings of contract surety business, in response to a greater than expected emergence of surety claims.
Net premiums written
Net premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2006		2005		2004
(dollars in millions)	$	%[1]	$	%[1]	$	%[1]
Workers’ compensation	$272.0	98.2%	$266.7	96.9%	$288.7	92.7%
Property	276.0	73.5%	145.8	49.1%	184.3	61.6%
General liability	247.8	83.7%	208.6	79.4%	198.6	78.6%
Commercial automobile	219.4	98.6%	189.0	98.1%	182.7	96.1%
Commercial multi-peril	78.0	93.1%	45.7	89.6%	47.1	90.4%
Other	73.3	75.9%	13.2	68.6%	24.5	72.9%

Total before corporate aggregate reinsurance premiums	1,166.5	86.3%	869.0	79.2%	925.9	81.3%
Corporate aggregate reinsurance premiums	—	—	—		(7.6)

Total net premiums written	$1,166.5	86.3%	$869.0	79.2%	$918.3	80.6%

[1]	Percentage represents the percentage of net premiums written to gross premiums written.
For the year ended December 31, 2006, net premiums written increased by $297.5 million, or 34.2%, as compared to the year ended December 31, 2005, which was generally in line with the growth in gross premiums written after giving effect to increased retention on various lines of business and corresponding reduced premium cessions as well as reinsurance reinstatement premiums of $39.3 million associated with catastrophe losses in 2005. Offsetting the increase in part were higher property catastrophe reinsurance costs in 2006. Excluding Fairmont, net premiums written increased by $133.1 million or 15.3%. For the year ended December 31, 2005, net premiums written decreased by $49.3 million, or 5.4%, as compared to the year ended December 31, 2004. The decrease was generally in line with gross premiums written after giving effect to reinsurance reinstatement premiums associated with catastrophe losses in both years and aggregate reinsurance premiums in 2004.

Premiums earned
Premiums earned by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Workers’ compensation	$278.8	$285.8	$285.6
Property	246.2	151.6	187.2
General liability	227.7	203.7	202.2
Commercial automobile	203.9	186.6	175.6
Commercial multi-peril	61.9	45.6	42.8
Other	65.5	20.9	21.9

Total before corporate aggregate reinsurance premiums	1,084.0	894.2	915.3
Corporate aggregate reinsurance premiums	—	—	(7.6)

Total premiums earned	$1,084.0	$894.2	$907.7

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the year ended December 31, 2006, premiums earned increased by $189.8 million, or 21.2%, as compared to the year ended December 31, 2005. Excluding Fairmont, premiums earned increased by $81.8 million, or 9.1%, in the year ended December 31, 2006 as compared to the year ended December 31, 2005. The lower increase in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the increase in premiums written throughout 2006. For the year ended December 31, 2005, premiums earned decreased by $13.5 million, or 1.5%, as compared to the year ended December 31, 2004. The lower decrease in premiums earned relative to net premiums written was principally attributable to the lag in recognition of the decrease in premiums written in the latter part of 2005.
Losses and loss adjustment expenses
The Company’s incurred losses and LAE are summarized as follows:

	Years Ended December 31,
	2006		2005		2004
(dollars in millions)	Losses	Ratio	Losses	Ratio	Losses	Ratio
Accident year, as reported	$762.3	70.3%	$684.1	76.5%	$692.2	76.3%

(Favorable) adverse development of prior years’ losses and LAE before impact of corporate aggregate reinsurance:
Accident year 2005	(10.2)		—		—
Accident year 2004	(15.9)		(59.2)		—
Accident year 2003	(11.3)		5.6		(37.5)
Accident year 2002	(10.0)		4.5		(1.7)
Accident year 2001	(16.6)		2.4		(1.8)
Accident year 2000 and prior	(21.9)		(13.8)		138.6

Total (favorable) adverse development	(85.9)	(7.9)	(60.5)	(6.8)	97.6	10.7

Impact of corporate aggregate reinsurance:
Amortization of deferred gain	(12.9)		(8.1)		(18.3)
Other activity	2.6		—		(10.0)

Total impact of corporate aggregate reinsurance	(10.3)	(0.9)	(8.1)	(0.9)	(28.3)	(3.1)

Incurred losses and LAE	$666.1	61.5%	$615.5	68.8%	$761.5	83.9%

The Company’s losses and LAE reflect the effect of corporate aggregate reinsurance, including the amortization of deferred gain on retroactive reinsurance and cessions to prospective reinsurance contracts. For further discussion of the accounting for reinsurance coverage and the amortization of deferred income on retroactive reinsurance, see “Item 1. Business—Reinsurance” and Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
In 2006, the Company recognized net favorable prior year loss development of $85.9 million (7.9 loss ratio points) prior to corporate aggregate reinsurance activity. The net favorable development was comprised principally of favorable development across all major casualty lines, with the largest redundancy being recognized in workers’ compensation, principally attributable to the favorable results in California in accident years 2005 and 2004, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was offset by adverse development of asbestos, environmental and other latent liabilities of $33.9 million.
In 2005, the Company recognized net favorable prior year loss development of $60.5 million (6.8 loss ratio points) prior to amortization of deferred gains on corporate aggregate retroactive reinsurance. The net favorable development was comprised of three principal components: (i) adverse development of asbestos, environmental and other latent liabilities of $44.6 million, primarily due to developments related to one asbestos policyholder, largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (ii) $24.7 million of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (iii) net favorable development of the Company’s remaining property and casualty reserves of $97.5 million, arising from accident years 1999 through 2004.
The adverse development before corporate aggregate reinsurance in calendar year 2004 of $97.6 million (10.7 loss ratio points) was primarily due to deficiencies in asbestos reserves of $90.5 million, recorded following the Company’s internal actuarial review and an independent actuarial firm’s ground-up study of such reserves. The asbestos reserve increase was driven mainly by an increase in the average severity of claims for known policyholders and allegations of reclassification of products claims (that are subject to an aggregate limit) as premises/operations claims (that are not subject to an aggregate limit). Additionally, environmental reserves were strengthened by $10 million in 2004. The Company also recognized favorable development of $37.5 million for accident year 2003, primarily in the property and workers’ compensation lines of business and $30.7 million in 1998 and prior, principally in non-latent general liability. This was largely offset by unfavorable non-latent development of $68.8 million for accident years 1999 and 2000, principally in the workers’ compensation and general liability lines.
Accident year loss and LAE ratios, as estimated at December 31, 2006 by line of business, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are summarized as follows:

	Accident Years Ended December 31,
	2006	2005	2004
Workers’ compensation	71.8%	64.3%	64.3%
Property	76.3%	121.6%	75.1%
General liability	66.2%	71.0%	66.1%
Commercial automobile	72.2%	62.8%	66.8%
Commercial multi-peril	59.4%	52.2%	48.0%
Other	60.3%	96.6%	121.7%
Accident year loss and LAE ratio	70.3%	75.4%	68.0%
The accident year loss and LAE ratio decreased from 75.4% for accident year 2005 to 70.3% for accident year 2006. This decrease primarily reflects the lack of major catastrophe activity in 2006 while accident year 2005 includes the effects of the 2005 hurricanes (Katrina, Rita and Wilma) of $94.2 million. Accident year 2004 includes the effects of four hurricanes in Florida of $70.7 million. Catastrophes added approximately 2.3, 9.7 and 9.8 points to the Company’s accident year loss and LAE ratios in 2006, 2005 and 2004, respectively, and added approximately 9.9, 57.0 and 44.5 points to the property accident year loss and LAE ratios, respectively. The increase in the accident year loss and LAE ratio in 2006, exclusive of the major catastrophes in the prior years, was largely attributable to the property line of business in which the Company experienced increased frequency of large fire losses and a significant rise in the cost of reinsurance. Commercial automobile was also adversely affected by an increase in large claims in 2006. The accident year loss and LAE ratios represent management’s estimate, at December 31, 2006, of the ultimate cost, expressed as a percentage of net premiums earned for each respective year, of covered claims or events, including settlement costs. For casualty lines of business in particular, where the “tail”, or period from the occurrence of the claim to final settlement, may span several years, the estimates are based on a number of assumptions and, accordingly, are subject to significant variability. See “Critical Accounting Policies and Estimates – Losses and loss adjustment expenses”.
The workers’ compensation loss ratio increase from accident year 2005 to 2006 reflects the effects of price softening beginning in 2005 and continuing throughout 2006, particularly as respects the California business. Management monitors the price adequacy of each line of business and believes that this business remains profitable.
The decrease in the other lines loss ratio from 2004 to 2005 and continuing to 2006 reflects the runoff of the Company’s surety line of business, which began in 2005.

Underwriting expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. The Company’s underwriting expense ratio was 29.0%, 28.5% and 27.9% for the years ended December 31, 2006, 2005 and 2004, respectively. The policy acquisition ratio and the other underwriting expense ratio components of the underwriting expense ratio follow:

	Years Ended December 31,
	2006	2005	2004
Policy acquisition ratio	14.3%	14.1%	13.6%
Other underwriting expense ratio	14.7	14.4	14.3

Underwriting expense ratio	29.0%	28.5%	27.9%

The Company’s policy acquisition expense ratio increased to 14.3% in 2006 compared to 14.1% in 2005 as a result of lower reinsurance ceding commissions, partially offset by the favorable effect of a lack of reinsurance reinstatement premiums associated with catastrophes in 2006. The Company’s policy acquisition expense ratio increased to 14.1% in 2005 from 13.6% in 2004, primarily due to higher reinsurance reinstatement premiums associated with catastrophe losses.
The Company’s other underwriting expense ratio increased to 14.7% in 2006 from 14.4% in 2005. In 2006, the underwriting ratio was affected by the addition of the Fairmont business, which added to the Company’s fixed expenses but only modestly to its net premiums earned. Additionally, the Company incurred higher legal and technology expenses related to systems development costs. The Company’s other underwriting expense ratio increased slightly in 2005 to 14.4% from 14.3% in 2004. In 2005, excluding reinsurance reinstatement premiums associated with catastrophe losses, the other underwriting expense ratio would have decreased to 13.8%.
Investment results
Information on the Company’s investment results is summarized as follows:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Average investments, including cash and cash equivalents, at book value[1]	$3,780.9	$3,618.0	$3,213.3

Investment income	$220.0	$131.1	$85.1
Realized investment gains	172.8	84.2	79.5
Pre-tax equity in earnings of investees	20.2	26.5	19.2
Change in unrealized investment gains and losses and foreign currency translation	(139.0)	(3.7)	19.0

Total return on investments	$274.0	$238.1	$202.8

Gross investment yield[2]	7.2%	5.5%	4.5%
Net investment yield[2]	6.4%	4.4%	3.2%
Total return on investments	7.2%	6.6%	6.3%

[1]	Includes book value of assets pledged for short-sale obligations of $540.9 million, $497.9 million and $279.8 million at December 31, 2006, 2005 and 2004, respectively.
[2]	Including pre-tax equity in earnings of investees.
The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. Total rate of return on investments was 7.2%, 6.6% and 6.3% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in the Company’s total return on investments in 2006 as compared to 2005 was principally the result of the combined effects of higher investment income and realized gains, partially offset by a decrease in the unrealized investment gains and losses on the Company’s investment portfolio. The following paragraphs discuss each component of the total return on investments.
Investment income was $220.0 million, $131.1 million and $85.1 million in 2006, 2005 and 2004, respectively. The increase in investment income of $88.9 million, or 67.8%, in 2006 as compared to 2005 was primarily attributable to higher earnings from HWIC of $48.5 million and higher partnership earnings of approximately $20.2 million. HWIC realized significant capital gains during 2006. For further details on certain accounting adjustments in respect of investments, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Additionally, the Company also benefited from increased interest income earned on cash and cash equivalents due to higher short term interest rates and greater invested portfolio assets as well as lower funds held interest expense associated with a retroactive reinsurance contract. For further discussion of corporate aggregate reinsurance activity, see Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

In 2005, the increase in investment income of $46.0 million, or 54.1%, was the result of a combination of higher earnings from HWIC of $9.8 million, an increase in interest income from fixed income securities of $9.6 million due primarily to higher amounts of fixed income securities, an increase in dividend income of $9.1 million, including a special dividend on one of the Company’s equity securities and an increase in interest income on cash collateral pledged for short-sale obligations of $8.6 million.
Realized investment gains were $172.8 million in 2006, $84.2 million in 2005 and $79.5 million in 2004. The increase in realized investment gains of $88.6 million in 2006 over 2005 was due to the combined impact of a $106.6 million gain on the sale of Zenith common stock, a gain of $45 million on the sale of a corporate fixed income security and higher realized gains from the sale of other equity securities, partially offset by lower realized investment gains on the sale of U.S. Treasury securities, higher realized losses on the change in fair value of the short-sale obligations and other derivatives and other than temporary impairment charges. For further details on certain accounting adjustments in respect of investments, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. The increase in realized investment gains of $4.7 million in 2005 was principally the result of gains in U.S. Treasury securities, as well as a gain arising on the sale of Zenith common stock, partially offset by net realized investment losses arising from changes in the fair value of the Company’s derivatives and equity securities. Included in realized investment gains in 2006 and 2005 were $15.9 million and $3.9 million, respectively, of losses related to other than temporary impairments. No other than temporary impairments were recorded in 2004.
Pre-tax equity in earnings of investees was $20.2 million, $26.5 million and $19.2 million in 2006, 2005 and 2004, respectively. The decrease in pre-tax equity in earnings of investees in 2006 as compared to 2005 and 2004 was primarily attributable to lower earnings from Northbridge, an affiliated equity method investee. Northbridge contributed $17.9 million, $26.3 million and $18.1 million to the Company’s pre-tax equity in earnings of investees in 2006, 2005 and 2004, respectively. Northbridge’s earnings in the year ended December 31, 2006 were affected by equity adjustments and mark to market adjustments in respect of the derivative features embedded in convertible securities. For further details on certain accounting adjustments in respect of investments, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
In 2006, the net decrease in unrealized investment gains and losses and foreign currency translation of $139.0 million was largely due to a reduction in unrealized gains on equity securities attributable to the sale of certain equity securities, including approximately $92.3 million on the aforementioned sale of Zenith common stock and greater unrealized losses on the Company’s fixed income portfolio due to higher interest rates. In 2005, the net decrease in unrealized investment gains and losses and foreign currency translation of $3.7 million was due to unrealized gains from fixed income securities offset by unrealized losses on equity securities and other invested assets.
In July 2004 and January 2005, as an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $300 million. Simultaneously, the Company purchased S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs. The cost of the Options was $8.2 million. Certain of these options expired in July 2006 and replacement options were purchased at a cost of $1.9 million bringing the total cost of the Options purchased through December 31, 2006, to $10.1 million. At December 31, 2006, the Options limit the potential loss to the Company on the future purchase of the SPDRs to approximately $70 million. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at December 31, 2006 amounted to a liability of $375.6 million and an asset of $9.9 million, as compared to a liability of $329.7 million and an asset of $6.4 million at December 31, 2005.
In June 2006, as an economic hedge against a rising interest rate environment and deteriorating conditions in the residential housing market, the Company sold short securities of certain U.S. mortgage insurance companies totaling $24.9 million. The fair value of the obligations to purchase these short-sale securities is included in short-sale obligations on the consolidated balance sheets and amounted to $24.6 million at December 31, 2006.
The obligations to purchase the short-sale securities discussed above and the Options are carried at fair value on the consolidated financial statements and related changes in fair value are recorded in realized investment gains and losses. Changes in the fair value of the short-sale transactions and related Options amounted to realized losses of $43.8 million, $16.6 million and $15.2 million in 2006, 2005 and 2004, respectively. The Company also incurs investment expense in an amount equal to the dividend earnings on the SPDRs sold. Investment expense of $6.5 million, $5.7 million and $2.5 million relating to this transaction was recorded for the years ended December 31, 2006, 2005 and 2004, respectively.
For further details of investments, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest and other expense
Interest and other expense was $41.0 million, $35.5 million and $41.6 million 2006, 2005 and 2004, respectively. The increase in interest and other expenses in 2006 as compared to 2005 was primarily due to an increase in other expense, attributable to higher charitable contributions. The decrease in interest and other expense in 2005 as compared to 2004 was primarily due to a 2004 corporate expense of approximately $3.5 million related to a retirement and consulting agreement with the former chairman of the Company’s insurance subsidiaries and general fluctuations in corporate expenses.
Income tax expense
The effective income tax rate (including income taxes on equity in earnings of investees) was 34.3%, 32.4% and 31.7% for the years ended December 31, 2006, 2005 and 2004, respectively. The difference between the Company’s effective income tax rate and the statutory rate of 35% was primarily due to the benefit of dividends received deductions in all three years and, in 2005, to the benefit of additional tax credits allocated to the Company as a result of a federal tax audit of the Company’s former parent company, Xerox Corporation. For further discussion of income taxes, see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Liquidity and Capital Resources
Holding Company
As a holding company with no direct operations, Crum & Forster Holdings Corp.’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. Crum & Forster Holdings Corp. requires cash to meet its annual debt service obligations (approximately $31.1 million per year), to pay corporate expenses and, ultimately, to repay the $300 million aggregate principal amount of senior notes due 2013. Crum & Forster Holdings Corp.’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The subsidiaries’ combined 2007 maximum dividend capacity, without prior regulatory approval, is $138.4 million. For a detailed discussion of shareholder dividend regulations, see “Item 1. Business—Insurance Regulatory Matters”.
The ability of Crum & Forster Holdings Corp.’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At December 31, 2006, US Fire reported statutory earned surplus of $292.4 million and North River reported statutory earned surplus of $95.3 million. On March 29, 2006, US Fire paid its parent company a cash shareholder dividend of $94.5 million. On May 12, 2006, North River paid its parent company a cash shareholder dividend of $32.5 million. On March 30, 2006 and May 22, 2006, Crum & Forster Holdings Corp. paid cash shareholder dividends of $80 million and $10 million, respectively, to Fairfax
In 2003, Crum & Forster issued $300 million aggregate principal amount of senior notes. These notes, which bear interest payable semi-annually at 10-3/8%, mature on June 15, 2013. The net proceeds from the offering of approximately $291 million were used to fund an interest escrow account of approximately $63.1 million to make the first four semi-annual interest payments on the notes and to pay a dividend to Fairfax in the amount of $217.9 million, with the remainder used to pay certain financing costs. Under the terms of the Company’s senior notes, the Company has significant restrictions on the amount of new debt that may be issued. After June 15, 2008, the Company may redeem the notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at varying redemption prices. Should the Company choose to redeem the notes, in whole or in part, prior to their maturity in 2013, potential sources of funds include the issuance of new notes and dividends from insurance subsidiaries, subject to regulatory restrictions.
Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40 million from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through December 31, 2006, there have been no borrowings under this agreement.
For further information on the Company’s long-term debt see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Cash used in financing activities, which relates to holding company activities, was $90.0 million, $73.5 million and $62.5 million in 2006, 2005 and 2004, respectively. Cash used in financing activities in all three years was principally dividends paid to Fairfax.
Shareholder’s equity was $1,093.1 million at December 31, 2006, as compared to $961.2 million at December 31, 2005. The increase was primarily the result of current year earnings, partially offset by dividends paid to Fairfax during 2006 and a decrease in net unrealized investment gains.

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
Gross premiums written in 2006 increased by 23.1% from 2005 following a decrease of 3.6% from 2004. Excluding Fairmont, gross premiums written increased by 6.1% in 2006 from 2005, largely attributable to an increase in new business in property lines in the wake of severe 2005 hurricane activity. However, as the market continues to soften and competitors are focused on production, new business growth and the retention of existing accounts has become very challenging. These factors, coupled with any deterioration in the pricing environment, may affect cash flows from operations.
Cash provided by operating activities amounted to $89.4 million in 2006, $25.5 million in 2005 and $125.3 million in 2004. The increase in 2006 reflected general business expansion driven by the assumption of Fairmont’s business, partially offset by higher income taxes paid as a result of higher realized investment gains. The decline in cash flows from operations in 2005 from 2004 was the result of several factors including higher net paid hurricane and latent payments, lower proceeds from reinsurance commutations of $49.6 million and lower premium collections of $35 million, partially offset by lower non-latent claim payments.
The Company’s insurance subsidiaries also maintain a substantial position in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, cash flows from operations at its insurance subsidiaries will be sufficient to meet their operating liquidity needs.
Cash provided by investing activities was $121.9 million in 2006, compared to cash used in investing activities of $135.7 million in 2005 and $1,715.5 million in 2004. The increase in cash provided by investing activities in 2006 was primarily attributable to higher proceeds received from the sale of equity securities and other invested assets. The reason for the significant amount of cash used in investing activities in 2004 as compared to 2005 was primarily the result of the reinvestment of over $1 billion of cash and cash equivalents into higher yielding, longer-term investments in the first quarter of 2004.
In 2006, 2005 and 2004, the Company pledged cash and U.S. Treasury securities as collateral for the Company’s short-sale obligations (see “Results of Operations —Investment results”). The fair value of such collateral was $535.6 million, $496.9 million and $277.9 million at December 31, 2006, 2005 and 2004, respectively.
The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, including assets pledged for short-sale obligations, was approximately $3.9 billion, $3.7 billion and $3.5 billion at December 31, 2006, 2005 and 2004, respectively. For detailed information on the Company’s investment portfolio, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level.
At December 31, 2006 and 2005, 98.8% and 93.2% of the Company’s fixed income securities were rated investment grade, respectively. Fixed income securities and cash and cash equivalents of $382.6 million and $323.7 million were on deposit with various state regulatory authorities at December 31, 2006 and 2005, respectively, as required by insurance laws.
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

The Company’s combined policyholders’ surplus and statutory operating leverage (the ratio of statutory net premiums written to end of year surplus) are summarized below:

	Years Ended December 31,
(dollars in millions)	2006	2005	2004
Combined policyholders’ surplus	$1,406.8	$1,314.0	$1,206.5
Statutory operating leverage	0.83x	0.66x	0.76x
The Company’s combined statutory policyholders’ surplus was $1,406.8 million at December 31, 2006, as compared to $1,314 million at December 31, 2005. Statutory surplus is an important measure utilized by management, regulators and rating agencies to assess the Company’s ability to support its business operations. The increase in the Company’s combined statutory surplus in 2006 as compared to 2005 was primarily attributable to statutory net income of $253.3 million offset by dividends of $127.0 million paid to the Company’s parent in 2006. The increase in the Company’s combined statutory surplus in 2005 as compared to 2004 was primarily attributable to statutory net income of $151.9 million and unrealized capital gains on equity securities of $58.8 million, offset by dividends of $93.4 million paid in 2005 to the Company’s parent. Effective March 30, 2004, the State of Delaware enacted legislation to adopt certain insurance accounting standards promulgated by the NAIC. The adoption of such standards resulted in an increase in the Company’s combined statutory policyholders’ surplus of $28.1 million, principally relating to the recognition of goodwill. The Company’s ratio of statutory net premiums written to surplus, a measure of operating leverage, remained relatively stable in 2006, 2005 and 2004 and, according to data from A.M. Best, was below the property and casualty commercial lines sector ratios of 1.0x, 1.0x and 1.1x, respectively.
Contractual Obligations
Estimates of future payments pursuant to the Company’s contractual obligations at December 31, 2006 are summarized as follows:

			2008 to	2010 to	2012 and
(dollars in millions)	Total	2007	2009	2011	beyond
Unpaid losses and LAE	$3,371.5	$1,207.6	$1,511.2	$292.6	$360.1
Long-term debt, including interest payments	502.3	31.1	62.3	62.3	346.6
Operating leases	84.0	12.6	20.2	14.1	37.1
Short-sale obligations	400.2	400.2	—	—	—
Other long-term liabilities	31.9	1.1	16.5	2.0	12.3

Total contractual obligations	$4,389.9	$1,652.6	$1,610.2	$371.0	$756.1

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

Operating leases
The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2022. The amounts above represent the minimum contractual rentals for such operating leases at December 31, 2006. For more information on the Company’s operating leases, see Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Short-sale obligations
In July 2004 and January 2005, the Company executed short-sales of SPDRs totaling approximately $300 million. In June 2006, the Company sold short securities of certain U.S. mortgage insurance companies totaling $24.9 million. The Company has no contractual timeframe within which it must purchase the SPDRs or securities previously sold and any decision to purchase will be based upon economic and market conditions. For purposes of the above chart, the Company has reflected the purchase obligation in 2007. The actual purchase date may differ from this estimate. For additional information on the short-sale transactions, see “ —Results of Operations —Investment results” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Other long-term liabilities
Included in other long-term liabilities are expected contributions to postretirement health care and life insurance benefit plans sponsored by the Company and an estimated payment under the Crum & Forster Holdings Corp. Long Term Incentive Plan.
The postretirement health care and life insurance benefit obligations are estimated ultimate payments required to provide such benefits. Actual payments may differ significantly from these estimates. Although the Company provides various benefit plans, programs and arrangements to its employees, the Company has reserved the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. For more information on the Company’s postretirement benefit plans, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
The Crum & Forster Holdings Corp. Long Term Incentive Plan is a compensation arrangement for certain of the Company’s executives. Included in the amounts above is an estimated payment of $14.2 million in 2009 based upon the December 31, 2006 valuation of the plan. This is management’s best estimate of the plan liability. The actual payment could be materially different from this estimate.
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

Interest Rate Risk
At December 31, 2006, Crum & Forster’s investment portfolio included approximately $2.1 billion of fixed income securities, including $130.1 million of assets pledged for short-sale obligations that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At December 31, 2006
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Portfolio	$ Change	% Change
200 basis point decline	$2,681.1	$566.7	26.8%
100 basis point decline	$2,373.1	$258.7	12.2%
Base scenario	$2,114.4	—	—%
100 basis point increase	$1,899.4	$(215.0)	(10.2)%
200 basis point increase	$1,716.8	$(397.6)	(18.8)%
At December 31, 2006 and December 31, 2005, a hypothetical 100 basis point increase in interest rates would have resulted in a decrease of $215.0 million and $244.6 million, respectively, in the value of the fixed income securities and a hypothetical 100 basis point decline in interest rates would have resulted in an increase of $258.7 million and $293.2 million, respectively. The decrease in the Company’s exposure to interest rates was due to a decrease in the average duration of the portfolio from 11.7 years at December 31, 2005 to 11.2 years at December 31, 2006.
As an economic hedge against a rising interest rate environment, the Company has sold short securities of certain U.S. mortgage insurers totaling approximately $25 million. A hypothetical 10% decrease in the price of these securities would result in approximately a $2.5 million decrease in the obligations to purchase the securities sold.
Equity Price Risk
At December 31, 2006, the Company’s investment portfolio included $667.7 million of equity securities, which represented approximately 17.0% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. Marketable equity securities are exposed to equity price risk, defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $66.8 million in the fair value of the equity portfolio at December 31, 2006. At December 31, 2005, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $59.6 million in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is primarily the result of the increase in the value of the equity portfolio from $595.9 million at December 31, 2005 to $667.7 million at December 31, 2006.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales totaling approximately $300 million of SPDRs. Simultaneously, the Company purchased two-year S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $70 million. Some of the options expired in July 2006 and were replaced with new options, which expired in January 2007. Upon expiration, replacement options were purchased in January 2007. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30 million decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At December 31, 2006, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $368.0 million, or 9.4%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated and Indian Rupee denominated securities, which represented 4.4% and 1.6% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, respectively. The potential impact of a hypothetical 10% decline in each of the foreign currency exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $36.8 million at December 31, 2006. At December 31, 2005, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $39.7 million in the fair value of the total investment portfolio. The decrease in the Company’s exposure to foreign currency exchange rate risk is the result of the decrease in foreign currency denominated securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Crum & Forster Holdings Corp. and Subsidiaries:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Crum & Forster Holdings Corp., an indirect wholly-owned subsidiary of Fairfax Financial Holdings Limited, and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
March 7, 2007

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	At December 31,
	2006	2005
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,087,065 and $2,073,443 in 2006 and 2005, respectively)	$1,984,242	$1,991,118
Equity securities, at fair value (cost of $640,880 and $503,942 in 2006 and 2005, respectively)	667,718	595,944
Other invested assets	357,849	391,132
Short-term investments at cost, which approximates fair value	14,130	—

Total investments	3,023,939	2,978,194
Cash and cash equivalents	366,743	245,441
Assets pledged for short-sale obligations	535,594	496,903
Accrued investment income	34,581	37,780
Premiums receivable	249,913	245,795
Reinsurance recoverable	1,479,331	1,806,082
Reinsurance recoverable from affiliates	254,595	304,033
Prepaid reinsurance premiums	25,430	31,308
Deferred income taxes	285,902	175,207
Deferred policy acquisition costs	83,964	70,807
Other assets	103,562	91,329

Total assets	$6,443,554	$6,482,879

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,371,549	$3,673,034
Unearned premiums	576,182	499,551
Funds held under reinsurance contracts	243,316	277,868
Accounts payable and other liabilities	298,101	264,525
Deferred income on retroactive reinsurance	168,018	184,498
Short-sale obligations	400,163	329,740
Long-term debt	293,170	292,470

Total liabilities	5,350,499	5,521,686

Commitments and contingencies (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(36,978)	53,443
Retained earnings	389,040	166,757

Total shareholder’s equity	1,093,055	961,193

Total liabilities and shareholder’s equity	$6,443,554	$6,482,879

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
REVENUES
Premiums earned	$1,084,023	$894,173	$907,709
Investment income	220,044	131,123	85,101
Realized investment gains	172,774	84,187	79,537

Total revenues	1,476,841	1,109,483	1,072,347

EXPENSES
Losses and loss adjustment expenses	666,079	615,505	761,512
Policy acquisition costs	154,513	125,804	123,174
Other underwriting expenses	159,890	128,648	129,813
Interest expense	32,986	32,915	33,159
Other expense	8,096	2,548	8,456

Total expenses	1,021,564	905,420	1,056,114

Income before income taxes and equity in earnings of investees	455,277	204,063	16,233
Income tax expense	156,156	65,320	4,516

Income before equity in earnings of investees	299,121	138,743	11,717
Equity in earnings of investees, net of tax	13,162	17,193	12,478

NET INCOME	$312,283	$155,936	$24,195

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
COMMON STOCK
Balance, beginning and end of year	$—	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of year	740,993	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of year	53,443	55,875	43,496
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	(91,652)	(3,326)	7,344
Foreign currency translation	1,286	894	5,035
Impact of initial adoption of Statement of Financial Accounting Standard No.158	(55)	—	—

Balance, end of year	(36,978)	53,443	55,875

RETAINED EARNINGS
Balance, beginning of year	166,757	84,321	121,626
Net income	312,283	155,936	24,195
Dividends to shareholder	(90,000)	(73,500)	(61,500)

Balance, end of year	389,040	166,757	84,321

TOTAL SHAREHOLDER’S EQUITY	$1,093,055	$961,193	$881,189

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
NET INCOME	$312,283	$155,936	$24,195

Change in components of other comprehensive income for the year, before tax:
Unrealized investment gains and losses	(141,004)	(5,116)	11,297
Foreign currency translation	1,979	1,375	7,746

Other comprehensive (loss) income for the year before tax	(139,025)	(3,741)	19,043

Deferred income tax benefit (expense) for the year:
Deferred income tax benefit (expense) from unrealized investment gains and losses	49,352	1,790	(3,953)
Deferred income tax expense from foreign currency translation	(693)	(481)	(2,711)

Total deferred income tax benefit (expense) for the year	48,659	1,309	(6,664)

Other comprehensive (loss) income for the year, net of tax	(90,366)	(2,432)	12,379

COMPREHENSIVE INCOME	$221,917	$153,504	$36,574

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$312,283	$155,936	$24,195
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(9,951)	(4,554)	(5,143)
Realized investment gains	(172,774)	(84,187)	(79,537)
Earnings of equity method investees	(102,898)	(40,702)	(20,229)
Depreciation and amortization	3,174	3,460	4,649
Deferred income tax (benefit) expense	(62,007)	60	(17,244)
Other non-cash net income adjustments	3,748	20,161	26,274
Changes in:
Accrued investment income	3,199	(5)	29,010
Premiums receivable	(6,465)	16,525	11,698
Reinsurance recoverable	321,169	(362,654)	(53,618)
Prepaid reinsurance premiums	5,878	3,834	4,209
Deferred policy acquisition costs	(13,157)	4,199	(3,362)
Other assets	5,169	10,344	13,064
Unpaid losses and loss adjustment expenses	(301,485)	302,097	177,016
Unearned premiums	76,631	(29,041)	6,382
Accounts payable and other liabilities	26,840	29,992	7,956

Net cash from operating activities	89,354	25,465	125,320

INVESTING ACTIVITIES
Purchases of fixed income securities	(518,443)	(1,556,386)	(3,084,984)
Proceeds from sales of fixed income securities	529,466	1,498,385	1,412,630
Proceeds from maturities of fixed income securities	62,305	16,791	190,209
Purchases of equity securities	(590,158)	(240,099)	(266,904)
Proceeds from sales of equity securities	635,348	211,902	166,298
Purchases of other invested assets	(58,137)	(87,017)	(141,410)
Proceeds from sales of other invested assets	143,542	34,890	12,232
Purchases of short-term investments	(14,130)	—	—
Proceeds from short-sale obligations	24,931	100,013	199,746
Cash pledged for short-sale obligations	(91,120)	(113,604)	(200,748)
Purchases of fixed assets	(1,656)	(604)	(2,588)

Net cash from investing activities	121,948	(135,729)	(1,715,519)

FINANCING ACTIVITIES
Dividends to shareholder	(90,000)	(73,500)	(61,500)
Deferred financing costs	—	—	(974)

Net cash from financing activities	(90,000)	(73,500)	(62,474)

Net change in cash and cash equivalents	121,302	(183,764)	(1,652,673)
Cash and cash equivalents, beginning of year	245,441	429,205	2,081,878

Cash and cash equivalents, end of year	$366,743	$245,441	$429,205

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,125	$31,125	$31,404

Cash paid to parent for income taxes	$178,063	$77,808	$47,970

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
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, Crum & Forster Holding Inc. and their wholly-owned subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”) and Crum and Forster Insurance Company (“CF Insurance”). US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, substantially all of the policies underwritten by Fairmont through September 2006, were being issued by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. Commencing in the fourth quarter of 2006, the majority of the Fairmont business is now being written directly by Crum & Forster companies.
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
2. Summary of Significant Accounting Policies
Significant accounting policies followed by the Company are summarized below:
Investments
The Company’s fixed income and equity securities are categorized as “available-for-sale” and are carried at their fair value based primarily on quoted market prices. Short-term investments, which have an original maturity of between four and twelve months, are carried at amortized cost, which approximates fair value. Unrealized gains or losses on the Company’s investments, net of applicable income taxes, are included in other comprehensive income.
Unrealized losses that are deemed other than temporary are charged to operations. The Company considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time which, in the case of fixed income securities, may mean until maturity, is outweighed by evidence to the contrary. The Company also considers its ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if it is probable that the Company will be unable to collect all amounts due under the terms of the securities. Recognition of impairment losses for declines in the value of fixed income investments and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, the impact of issuer-specific events, current and expected future market and economic conditions, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price.
Investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company as well as investments in certain partnerships, are carried under the equity method of accounting. For all other investments, the Company determines if it exercises significant influence based upon its ownership of shares without consideration of the ownership interest of other Fairfax affiliates. The Company’s pro-rata share of earnings of equity method investees is recorded in the consolidated statements of income. Earnings of investment companies and similar equity method investees are reported in investment income and earnings of other equity method investees are reported as equity in earnings of investees, net of tax. Dividends received from equity method investees reduce the carrying value of the investment. Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Cash and cash equivalents
The Company considers highly liquid investments, which have an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents on the balance sheet do not include cash pledged as security for the Company’s short-sale obligations.
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
Goodwill
Goodwill is subject to an assessment of impairment on an annual basis or more frequently under certain circumstances. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed followed by a measurement of the impairment, if any. Impairments are charged to operations in the period in which the impairment occurs. The Company’s annual impairment tests in 2006 and 2005 resulted in a conclusion that no goodwill impairment has occurred. Goodwill in the amount of $7,311 is included in other assets on the consolidated balance sheets at December 31, 2006 and 2005.
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
The Company maintains a reserve for uncollectible loss deductibles. This reserve includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2006 and 2005, the amount of the reserve was $7,488 and $8,680, respectively.
Reinsurance
The Company reinsures, in the ordinary course of business, certain risks with other insurance and reinsurance companies (“reinsurers”). These arrangements provide the means for greater diversification of business and serve to limit the net loss potential of unusually severe or frequent losses. The ceding of insurance does not discharge the original insurer from its primary liability to its policyholder; however, the reinsurer that accepts the risk assumes an obligation to the original insurer (“ceding insurer”). The ceding insurer retains a contingent liability with respect to reinsurance ceded to the extent that any reinsuring company might not be able, or willing, to meet its obligations. Reinsurance recoverable includes the reinsurers’ obligations to reimburse the Company for a share of paid and unpaid losses and LAE pursuant to the reinsurance contracts.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Funds held under reinsurance contracts
Premiums withheld from reinsurers pursuant to reinsurance contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. Interest accrues on these funds in accordance with the contract terms and is included as a reduction of investment income on the consolidated statements of income. Interest on funds held under reinsurance contracts is charged at rates between 7% and 7.5% per annum as specified in the related reinsurance contract.
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
Deferred income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to unrealized net appreciation of investments, certain realized gains and losses, income related to foreign investments, deferred income on retroactive reinsurance, net operating loss carryforwards, unpaid losses and LAE, unearned premiums, deferred policy acquisition costs and employee benefit plans. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion of, the benefits related to deferred tax assets will not be realized.
Premiums
Insurance premiums are earned ratably over the terms of the related policies after deductions for premiums ceded to reinsurers. Unearned premium reserves are established for the unexpired portion of policy premiums. Premiums are accrued for retrospectively rated policies and on policies subject to audit based on estimates throughout the contract or policy term. The reserve for uncollectible premiums includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2006 and 2005, the reserve for uncollectible premiums was $25,331 and $24,437, respectively.
Foreign currency
Financial statements of foreign investees accounted for using the equity method are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Under SFAS No. 52, investments in entities accounted for under the equity method are translated into U.S. dollars at the rate of exchange in effect at the date of the transaction and related equity earnings are translated at the average rate in effect during the period. At each balance sheet date, the carrying amounts are translated into U.S. dollars at the rate in effect at the balance sheet date and any translation gains or losses are recorded in other comprehensive income.
Derivatives
The Company periodically purchases certain derivative contracts for its investment portfolio consistent with its overall investment strategy. In addition, the Company owns convertible securities with embedded derivatives within its fixed income portfolio, which allow the Company to convert the fixed income securities to equity securities. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company bifurcates all derivatives that are embedded in its convertible securities. The original host instruments are recorded at fair value in fixed income investments and the embedded derivatives are recorded at fair value in other invested assets. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at fair value. Gains or losses arising from changes in the fair value of derivatives are recorded in realized investment gains and losses on the consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Accumulated other comprehensive income, net of tax
Accumulated other comprehensive income includes unrealized investment gains and losses on the Company’s available-for-sale securities and foreign currency translation gains and losses arising from the translation of financial statements of equity method investees denominated in foreign currencies. At December 31, 2006 and 2005, unrealized investment gains and losses included in accumulated other comprehensive (loss) income were $(49,499) and $42,153, net of tax, respectively. At December 31, 2006 and 2005, foreign currency translation gains were $12,576 and $11,290, net of tax, respectively. In addition, at December 31, 2006, accumulated other comprehensive income includes an adjustment of $(55), net of tax, in respect of the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). See Note 10 to the consolidated financial statements for further details of the impact of SFAS 158 on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of SFAS 157 but does not expect its implementation to have a material impact on its results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Based on an analysis of its tax positions taken or expected to be taken, the Company does not expect this interpretation to have an impact on its results of operations or financial position.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company expects to elect fair value measurement of hybrid financial instruments under SFAS 155 effective with its adoption on January 1, 2007. Prior to January 1, 2007, the Company bifurcated the embedded derivatives in its investments in convertible securities and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372. Upon adopting SFAS 155, the Company will record a cumulative adjustment of $10,445 to reclassify unrealized investment gains, net of tax, to opening retained earnings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
3. Investments
The aggregate carrying value of the Company’s investment portfolio, including assets pledged for short-sale obligations, was $3,926,276 and $3,720,538 at December 31, 2006 and 2005, respectively, and is comprised of available-for-sale securities, other invested assets, short-term investments and cash and cash equivalents.
Available-for-sale securities
Investments in available-for-sale fixed income and equity securities, including assets pledged for short-sale obligations, are summarized as follows:

	At December 31, 2006
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$2,015,975	$65	$129,717	$1,886,323
States, municipalities and political subdivisions	4,892	23	2	4,913
Other corporate	201,645	21,483	—	223,128

Total fixed income securities	2,222,512	21,571	129,719	2,114,364

Equity securities:
Common stocks	632,790	37,633	11,096	659,327
Preferred stocks	8,090	301	—	8,391

Total equity securities	640,880	37,934	11,096	667,718

Total available-for-sale securities	$2,863,392	$59,505	$140,815	$2,782,082

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $130,122 (amortized cost of $135,447).

	At December 31, 2005
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$1,940,757	$534	$62,678	$1,878,613
States, municipalities and political subdivisions	7,144	8	9	7,143
Public utilities	5,080	733	—	5,813
Other corporate	304,041	2,560	24,501	282,100

Total fixed income securities	2,257,022	3,835	87,188	2,173,669

Equity securities:
Common stocks	493,942	114,821	22,754	586,009
Preferred stocks	10,000	11	76	9,935

Total equity securities	503,942	114,832	22,830	595,944

Total available-for-sale securities	$2,760,964	$118,667	$110,018	$2,769,613

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $182,551 (amortized cost of $183,579).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The amortized cost and fair value of fixed income securities by contractual maturity are shown below. Actual maturities may differ from maturities shown below due to the existence of call features. At December 31, 2006, securities containing call features represented approximately 1% of the total fair value of the fixed income portfolio.

	At December 31, 2006
	Amortized
	Cost	Fair Value
Due in one year or less	$2,391	$2,339
Due after one year through five years	240,025	238,860
Due after five years through ten years	60,270	60,048
Due after ten years through twenty years	422,944	405,785
Due after twenty years	1,496,882	1,407,332

Total fixed income securities	$2,222,512	$2,114,364

Certain individual available-for-sale securities had gross unrealized losses at December 31, 2006 totaling $140,815, which represented 6.2% of the cost or amortized cost of such securities in the aggregate, of which $129,719 was attributed to fixed income securities and $11,096 was attributed to equity securities.
The number of continuous months in which securities in an unrealized loss position at December 31, 2006 were in such a position is summarized as follows:

	At December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
United States government and government agencies and authorities[1]	$280,147	$2,856	$1,603,624	$126,861	$1,883,771	$129,717
States, municipalities and political subdivisions	645	2	—	—	645	2

Total fixed income securities	280,792	2,858	1,603,624	126,861	1,884,416	129,719

Equity securities:
Common stocks	252,533	11,096	—	—	252,533	11,096

Total equity securities	252,533	11,096	—	—	252,533	11,096

Total securities in an unrealized loss position	$533,325	$13,954	$1,603,624	$126,861	$2,136,949	$140,815

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $130,122 (amortized cost of $135,447).
Substantially all of the gross unrealized losses of $129,719 in the fixed income portfolio at December 31, 2006, are attributable to U.S. Treasury securities. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. The unrealized losses attributable to equity securities in the amount of $11,096 at December 31, 2006, are in respect of four securities, none of which has been in a loss position for greater than twelve consecutive months, nor did the unrealized loss in any case exceed 10% of cost at December 31, 2006. The Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The number of continuous months in which securities in an unrealized loss position at December 31, 2005 were in such a position is summarized as follows:

	At December 31, 2005
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Fixed income securities:
United States government and government agencies and authorities[1]	$1,603,291	$62,285	$11,261	$393	$1,614,552	$62,678
States, municipalities and political subdivisions	1,337	9	—	—	1,337	9
Other corporate	47,492	14,218	207,462	10,283	254,954	24,501

Total fixed income securities	1,652,120	76,512	218,723	10,676	1,870,843	87,188

Equity securities:
Common stocks	189,543	22,719	115	35	189,658	22,754
Preferred stocks	8,174	76	—	—	8,174	76

Total equity securities	197,717	22,795	115	35	197,832	22,830

Total	$1,849,837	$99,307	$218,838	$10,711	$2,068,675	$110,018

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $104,065 (amortized cost of $105,133).
The contractual maturity of the Company’s fixed income securities in an unrealized loss position is summarized as follows:

	At December 31, 2006
		Unrealized
	Fair Value	Loss
Due in one year or less	$—	$—
Due after one through five years	229,281	1,936
Due after five through ten years	51,511	921
Due after ten years through twenty years	402,197	17,382
Due after twenty years	1,201,427	109,480

Total fixed income securities in an unrealized loss position	$1,884,416	$129,719

Investment income
The components of investment income for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Interest on fixed income securities	$106,391	$112,788	$103,162
Dividends on equity securities	17,181	20,679	11,541
Income on other invested assets	90,826	19,681	5,507
Interest on cash and cash equivalents[1]	39,086	18,335	6,207

Gross investment income	253,484	171,483	126,417
Interest on funds held under reinsurance contracts	(8,427)	(19,904)	(30,501)
Investment expenses	(25,013)	(20,456)	(10,815)

Investment income	$220,044	$131,123	$85,101

[1]	Includes interest of $16,893, $8,923 and $343 in 2006, 2005 and 2004, respectively, on cash collateral pledged for short-sale obligations, as well as interest on short-term investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Investment gains and losses
The components of realized investment gains for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	Years Ended December 31,
	2006	2005	2004
Fixed income securities:
Gains	$62,769	$87,318	$57,454
Losses	(1,491)	(786)	(150)

Net	61,278	86,532	57,304

Equity securities:
Gains	194,129	51,490	40,833
Losses	(15,857)	(7,039)	(684)

Net	178,272	44,451	40,149

Derivative and short-sale securities:
Gains	1,998	25	2,908
Losses	(75,459)	(49,292)	(21,646)

Net	(73,461)	(49,267)	(18,738)

Other invested assets:
Gains	6,828	3,128	822
Losses	(143)	(657)	—

Net	6,685	2,471	822

Total realized investment gains and losses:
Gains	265,724	141,961	102,017
Losses	(92,950)	(57,774)	(22,480)

Net	$172,774	$84,187	$79,537

Included in realized investment losses for the years ended December 31, 2006 and 2005 are $15,857 and $3,889, respectively, related to losses on other than temporary impairments of equity securities. The amount for 2006 includes a charge of $5,379 in respect of the Company’s investment in Advent Capital (Holdings) PLC (“Advent”), a related party. There were no impairments recorded in the year ended December 31, 2004.
Changes in net unrealized investment gains and losses, net of transfers to realized gains and losses, and the related tax effects, are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed income securities	$(24,795)	$(59,925)	$(38,679)
Equity securities	(65,164)	15,447	38,688
Other invested assets	(51,045)	39,362	11,288

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, before income taxes	(141,004)	(5,116)	11,297
Deferred income taxes	49,352	1,790	(3,953)

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, reflected in shareholder’s equity	$(91,652)	$(3,326)	$7,344

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Investments in related parties
Investments in related parties are summarized as follows:

					Ownership Percentage
	At December 31, 2006		At December 31, 2005		at December 31, 2006
				Carrying	Crum &
	Cost	Carrying Value	Cost	Value	Forster	Fairfax
Northbridge Financial Corporation	$75,055	$148,298	$75,055	$136,385	15.2%	59.2%
HWIC Asia Fund	$41,638	$62,495	$76,210	$135,297	36.3%	92.7%
Chou Associates Management Fund	$25,362	$26,631	—	—	5.1%	26.3%
Odyssey Re Holdings Corp – common shares	$17,824	$22,337	$17,824	$18,664	1.1%	59.6%
Advent[1]	$17,870	$22,146	$19,295	$13,347	8.1%	44.5%
Dalton Greater China Fund	$13,266	$17,338	$7,985	$7,985	37.2%	62.6%
Odyssey Re Holdings Corp – preferred shares	$8,090	$8,391	$10,000	$9,935	N/A	N/A
TRG Holding Corporation	$5,025	$8,089	$5,025	$8,339	1.4%	100%
Rutland Fund A	$4,538	$5,922	$6,925	$7,686	12.7%	25.4%
MFXchange Holdings Inc.	$3,725	$2,218	$3,725	$2,341	9.3%	100.0%

[1]	At December 31, 2006, cost includes a charge of $5,379 in respect of an other than temporary impairment charge.
The Company’s investments in Northbridge Financial Corporation (“Northbridge”), HWIC Asia Fund (“HWIC”), Odyssey Re Holdings Corp. (“Odyssey”) common shares, Dalton Greater China Fund (“Dalton”), TRG Holding Corporation (“TRG”), Rutland Fund A (“Rutland”) and MFXchange Holdings Inc. (“MFX”) are accounted for using the equity method and are included in other invested assets on the consolidated balance sheets. The fair market value of the Company’s investment in Northbridge was $204,617 and $232,312, respectively, at December 31, 2006 and 2005. The fair market value of the Company’s investment in Odyssey common shares was $29,840 and $20,064, respectively, at December 31, 2006 and 2005. Earnings from Northbridge, Odyssey common shares, TRG and MFX are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Earnings from HWIC, Dalton and Rutland are included in investment income on the consolidated statements of income. The Company’s investments in Chou Associates Management Fund (“Chou”), Advent and Odyssey preferred shares are carried at fair value and are included in equity securities on the consolidated balance sheets. Changes in the fair value of Chou, Advent and Odyssey preferred shares are recorded in accumulated other comprehensive income, net of tax. The Company determined that the cumulative effect on its results of Odyssey’s restatement of its financial statements as of and for the six years ended December 31, 2005, was not material.
In January and December 2006, Advent completed public offerings of its common stock. The Company did not participate in the January offering and accordingly, suffered a dilution of its ownership interest from 11.4% to 6.8%. US Fire purchased $3,954 in the December offering, thereby increasing the Company’s ownership interest to 8.1%. In June 2006, the Company recorded a $5,379 other than temporary impairment charge in respect of its investment in Advent.
In December 2006, the Company sold 76,401 Odyssey preferred shares for cash consideration of $2,120 and a realized gain of $210.
In September 2006, the Company acquired an additional 196,538 units of Dalton from various Fairfax companies at fair value, for consideration of $5,281.
In July and December 2006, the Company purchased a total of 338,586 units of Chou for consideration of $25,362. Chou invests primarily in equity securities of Canadian and foreign businesses considered by the manager to be undervalued. The President and Chief Executive Officer of Chou is a Vice President of Fairfax.
In June 2006, the Company redeemed approximately 1.7 million, or 78%, of its interest in HWIC for proceeds of $118,675 and a realized investment gain of $5,053. The Company reinvested $25,000 in HWIC in December 2006.
In December 2005, the Company acquired 398,837 units of Dalton for $7,895. Dalton is a fund that focuses on shares listed in Hong Kong, Taiwan and the People’s Republic of China.
In June 2005, Advent completed a public offering of its common stock. The Company purchased its pro-rata share equal to $8,321 in the offering and, accordingly, suffered no dilution of its 11.4% ownership interest. Concurrent with the offering, Advent’s common stock was listed for trading on the Alternative Investment Market of the London Stock Exchange.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Equity method investees
The Company’s investment portfolio includes investments accounted for using the equity method. These investments consist of equity interests of between 1.1% and 37.2% at December 31, 2006 with a total carrying value of $307,818 and $350,603 at December 31, 2006 and 2005, respectively, and are included in other invested assets on the consolidated balance sheets. For the years ended December 31, 2006, 2005 and 2004, earnings of equity method investees were $108,011, $45,477 and $24,402 respectively. Earnings of investment companies and similar equity method investees of $87,762, $19,026 and $5,205 in 2006, 2005 and 2004, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $20,249, $26,451 and $19,197 in 2006, 2005 and 2004, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from other equity method investees were $5,113, $4,766 and $4,173 in 2006, 2005 and 2004, respectively.
The Company’s aggregate share of its equity investees’ balance sheets is summarized as follows:

	At December 31,
	2006	2005
Cash and investments	$590,389	$638,831
Total assets	$947,285	$962,537
Total liabilities	$635,244	$612,740
Shareholders’ equity or partners’ capital[1]	$312,041	$349,797

[1]	The difference between the Company’s aggregate share of shareholders’ equity or partners’ capital and the carrying value on the consolidated balance sheets is primarily due to purchase accounting adjustments.
The Company’s aggregate share of its equity investees’ statements of income is summarized as follows:

	Years Ended December, 31
	2006	2005	2004
Total revenues	$360,264	$228,960	$184,662
Total expenses	$195,442	$170,143	$150,134
Net income	$108,011	$45,477	$24,402
The Company’s most significant equity method investees are discussed below:
Northbridge Financial Corporation
The Company purchased its investment in Northbridge in May 2003 and holds a 15.2% interest at December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, pre-tax equity in earnings of Northbridge were $17,907, $26,319 and $18,118, respectively, and were included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from Northbridge were $4,545, $4,205 and $3,591 in 2006, 2005 and 2004, respectively.
HWIC Asia Fund
The Company holds a 36.3% interest in HWIC at December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, pre-tax equity in earnings of HWIC were $60,457, $11,996 and $2,223, respectively, and were included in investment income on the consolidated statements of income. No dividends have been received from HWIC. During 2006 the Company redeemed approximately 1.7 million shares, or 78%, of its interest in HWIC resulting in a realized investment gain of $5,053.
Cost method investments
Other invested assets include investments in partnerships in which the Company has an ownership interest of less than 20% and does not have the ability to exercise significant influence. These investments are accounted for using the cost method. At December 31, 2006, the cost of the Company’s cost method investments was $6,388 and their fair value was $7,657.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Short-sale obligations and derivative transactions
In July 2004 and January 2005, as an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $300,000. Simultaneously, the Company purchased S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs. The cost of the Options was $8,217. Certain of these options expired in July 2006 and replacement options were purchased at a cost of $1,900, bringing the total cost of the Options purchased through December 31, 2006, to $10,117. At December 31, 2006, the Options limit the potential loss to the Company on the future purchase of the SPDRs to approximately $70,000. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at December 31, 2006 amounted to a liability of $375,558 and an asset of $9,925, as compared to a liability of $329,740 and an asset of $6,358 at December 31, 2005.
In June 2006, as an economic hedge against a rising interest rate environment and deteriorating conditions in the residential housing market, the Company sold short securities of certain U.S. mortgage insurance companies totaling $24,931. The obligation to purchase the securities is included, at fair value, in short-sale obligations on the consolidated balance sheet and amounted to $24,605 at December 31, 2006.
At December 31, 2006 and 2005, the fair value of the Company’s derivative contracts, which are included in other invested assets on the consolidated balance sheets, was $43,643 and $40,528, respectively. The Company’s derivatives are comprised of the Options discussed above, credit default swaps, warrants and options embedded within certain securities in the Company’s fixed income portfolio.
The Company’s credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries serve as economic hedges against declines in the fair value of the Company’s financial assets. During the year, the Company purchased $6,997 of credit default swaps, bringing the total cost of the credit default swaps to $77,621 at December 31, 2006 as compared to a cost of $70,624 at December 31, 2005. The fair value of the credit default swaps was $16,702 and $33,559 at December 31, 2006 and 2005, respectively.
The Company holds options on certain securities within its fixed income portfolio, which allow the Company to convert the fixed income securities to equity securities. These conversion options are accounted for under SFAS 133, which states that changes in the fair value attributable to embedded derivatives are required to be recognized in realized investment gains and losses on the consolidated statements of income. The cost attributed to these embedded options was $11,962 at December 31, 2006, and their estimated fair value was $7,372. For further details in respect of certain investment accounting adjustments, see Note 14 to the consolidated financial statements.
The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. During the year, the Company purchased $10,225 of such warrants. The fair value of the warrants was $9,644 and $611 at December 31, 2006 and 2005, respectively.
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
Changes in the fair value of the short-sale obligations and derivative transactions described above have been included in realized investment gains and losses in the consolidated statements of income as follows:

	Years Ended December, 31
	2006	2005	2004
Short-sale transactions and related options	$(43,825)	$(16,603)	$(15,237)
Credit default swaps	(23,854)	(30,245)	(3,981)
Embedded derivatives	(4,590)	—	—
Warrants and other derivatives	(1,192)	(2,419)	480

Total realized investment losses	$(73,461)	$(49,267)	$(18,738)

Regulatory and other deposits
Fixed income securities and cash and cash equivalents of $382,603 and $323,699 were on deposit with various state regulatory authorities at December 31, 2006 and 2005, respectively, as required by insurance laws.
In connection with the short-sale transactions described above, the Company has pledged cash and U. S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets. At December 31, 2006 and 2005, the fair value of the assets pledged for the purchase of the short-sale obligations totaled $535,594 and $496,903, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
4. Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and LAE are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Gross unpaid losses and LAE, beginning of year	$3,673,034	$3,370,936	$3,193,920
Less ceded unpaid losses and LAE	1,682,768	1,360,996	1,321,004

Net unpaid losses and LAE, beginning of year	1,990,266	2,009,940	1,872,916

Losses and LAE incurred related to:
Current year	762,241	684,069	692,258
Prior years	(96,162)	(68,564)	69,254

Total losses and LAE incurred	666,079	615,505	761,512

Losses and LAE paid related to:
Current year	158,000	154,381	164,057
Prior years	482,049	480,798	460,431

Total losses and LAE paid	640,049	635,179	624,488

Net unpaid losses and LAE, end of year	2,016,296	1,990,266	2,009,940
Add ceded unpaid losses and LAE	1,355,253	1,682,768	1,360,996

Gross unpaid losses and LAE, end of year	$3,371,549	$3,673,034	$3,370,936

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheets follows:

	2006	2005
Ceded unpaid losses and LAE in the table above	$1,355,253	$1,682,768
Reconciling items:
Reinsurance receivable on paid losses and LAE	70,933	69,734
Unamortized retroactive reinsurance recoverable	329,250	379,123
Loss sensitive cession[1]	(21,510)	(21,510)

Reinsurance recoverable on the consolidated balance sheets	$1,733,926	$2,110,115

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
For the years ended December 31, 2006, 2005 and 2004, the Company’s loss and LAE ratios were 61.5%, 68.8% and 83.9%, respectively, of which 70.3%, 76.5% and 76.3%, respectively, were attributable to losses occurring in the current accident year and (8.8)%, (7.7)% and 7.6%, respectively, were attributable to adverse/(favorable) development of prior years’ losses. Accident years 2005 and 2004 were significantly affected by severe hurricane activity. Excluding the major storm activity in 2005 (hurricanes Katrina, Rita and Wilma) and 2004 (hurricanes Charley, Frances, Ivan and Jeanne), the accident year loss and LAE ratios were 67.2% and 66.2%, respectively, compared to 70.3% for accident year 2006, a year free of major catastrophe activity. The increase in the accident year loss and LAE ratio in 2006, exclusive of the major catastrophes in the prior years, was largely attributable to the property line of business in which the Company experienced increased frequency of fire losses and a significant rise in the cost of reinsurance. Commercial automobile was also adversely affected by an increase in large claims in 2006. Refer to Note 13 to the consolidated financial statements for a schedule of the accident year loss and LAE ratios by line of business.
In 2005, hurricanes Katrina, Rita and Wilma accounted for approximately $389,700 and $57,000 of gross and net losses and LAE, respectively, and gave rise to the payment of $39,300 of reinstatement premiums under the Company’s property catastrophe reinsurance treaty. In 2004, hurricanes Charley, Frances, Ivan and Jeanne accounted for approximately $149,300 and $83,000 of gross and net losses and LAE, respectively, and gave rise to the payment of $13,000 of reinstatement premiums under the Company’s property catastrophe reinsurance treaty.
In 2006, the Company recognized net favorable prior year loss development of $96,162 (8.8 loss ratio points), including $12,889 of amortization of deferred gains on retroactive reinsurance. The net favorable development was comprised of favorable development across all major casualty lines, with the largest redundancy being recognized in workers’ compensation, principally attributable to the favorable results in California in accident years 2005 and 2004, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was partially offset by $33,897 of adverse development of asbestos, environmental and other latent liabilities.
In 2005, the Company recognized net favorable prior year loss development of $68,564 (7.7 loss ratio points), including $8,058 of amortization of deferred gains on retroactive reinsurance. The net favorable development was comprised of three principal components: (i) adverse development of asbestos, environmental and other latent liabilities of $44,646, primarily due to developments related to one asbestos policyholder and largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (ii) $24,699 of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (iii) net favorable development of the Company’s remaining property and casualty reserves of approximately $99,700, arising from accident years 1999 through 2004.
In 2004, the Company recognized net adverse prior year loss development of $69,254 (7.6 loss ratio points), net of $18,324 of amortization of deferred gains on retroactive reinsurance. The net adverse development was principally attributable to $100,522 of strengthening of reserves for asbestos and environmental liabilities, driven mainly by an increase in the average severity of claims for known policyholders. These reserve increases were offset, in part, by $20,000 of reserve decreases primarily in the general liability line for accident years 1997 and prior.
The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using an interest rate of 5%. The amount of related discount was $66,428 and $71,181 at December 31, 2006 and 2005, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
5. Asbestos and Environmental Losses and Loss Adjustment Expenses
Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of year	$469,199	$522,685	$495,195
Less ceded unpaid losses and ALAE	92,418	113,891	128,787

Net unpaid losses and ALAE, beginning of year	376,781	408,794	366,408
Net losses and ALAE incurred	22,700	31,550	90,515
Less: Net paid losses and ALAE	51,243	63,563	48,129

Net unpaid losses and ALAE, end of year	348,238	376,781	408,794
Add ceded unpaid losses and ALAE	94,817	92,418	113,891

Gross unpaid losses and ALAE, end of year	$443,055	$469,199	$522,685

	Years Ended December 31,
	2006	2005	2004
Environmental
Gross unpaid losses and ALAE, beginning of year	$111,536	$123,353	$130,511
Less ceded unpaid losses and ALAE	37,293	38,190	31,675

Net unpaid losses and ALAE, beginning of year	74,243	85,163	98,836
Net losses and ALAE incurred	9,898	6,635	10,007
Less: Net paid losses and ALAE	10,608	17,555	23,680

Net unpaid losses and ALAE, end of year	73,533	74,243	85,163
Add ceded unpaid losses and ALAE	37,103	37,293	38,190

Gross unpaid losses and ALAE, end of year	$110,636	$111,536	$123,353

The Company also maintains reserves for other latent exposures such as those associated with gas and vapors, lead, mold, chemical, welding fumes and pesticides. Changes in the Company’s liability for other latent exposures are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Other Latent
Gross unpaid losses and ALAE, beginning of year	$36,838	$35,357	$40,818
Less ceded unpaid losses and ALAE	12,794	13,333	14,117

Net unpaid losses and ALAE, beginning of year	24,044	22,024	26,701
Net losses and ALAE incurred	1,299	6,461	20
Less: Net paid losses and ALAE	3,585	4,441	4,697

Net unpaid losses and ALAE, end of year	21,758	24,044	22,024
Add ceded unpaid losses and ALAE	10,705	12,794	13,333

Gross unpaid losses and ALAE, end of year	$32,463	$36,838	$35,357

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
6. Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Premiums written:
Direct	$1,202,296	$1,078,670	$1,124,881
Assumed from other companies, pools and associations	149,335	19,086	14,080
Ceded to other companies, pools and associations	(185,099)	(228,790)	(220,661)

Net premiums written	$1,166,532	$868,966	$918,300

Premiums earned:
Direct	$1,157,562	$1,108,690	$1,118,526
Assumed from other companies, pools and associations	117,438	18,106	14,053
Ceded to other companies, pools and associations	(190,977)	(232,623)	(224,870)

Premiums earned	$1,084,023	$894,173	$907,709

The components of the Company’s total reinsurance recoverable are summarized as follows:

	At December 31,
	2006	2005
Reinsurance recoverable on unpaid losses and LAE	$1,662,993	$2,040,381
Reinsurance receivable on paid losses and LAE	70,933	69,734

Total reinsurance recoverable	$1,733,926	$2,110,115

The Company actively monitors and evaluates the financial condition of its reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of reinsurer relations in general and with the Crum & Forster companies in particular. Management attempts to mitigate collection risk from reinsurers by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels. Reinsurance recoverable on the consolidated balance sheets is stated net of reserves for uncollectible reinsurance of $42,777 and $34,441 at December 31, 2006 and 2005, respectively.
At December 31, 2006, the Company had reinsurance recoverable of $1,733,926, due from approximately 280 reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1,054,137, or approximately 61% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $389,100. The collateral received with respect to these top five reinsurers is in the form of clean, unconditional, irrevocable and evergreen letters of credit in the amount of $38,061, irrevocable trusts in the amount of $440,567 and funds held in the amount of $206,384, with two reinsurers’ collateral exceeding their reinsurance recoverable balances. The letters of credit are in compliance with NAIC regulations and are confirmed by Lloyds TSB Bank which is an NAIC approved bank that is not related to Fairfax or any Fairfax affiliates. The irrevocable trusts are in compliance with NAIC regulations and are principally composed of cash and fixed income securities of various issuers, virtually all of which are investment grade rated securities. None of the issuers of the fixed income securities is related to Fairfax or any Fairfax affiliates. The funds withheld balances are held in the Company’s general account and equal premiums plus interest thereon credited at the rates stipulated in the related reinsurance contracts. There is no limitation on the ability of the Company to access these funds in accordance with the reinsurance agreements. The largest unsecured balance at December 31, 2006 was $166,192 with an unaffiliated company rated A+ by A.M. Best Company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Corporate aggregate reinsurance
Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company currently purchases, or has in the past purchased, reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. Per risk or per occurrence reinsurance designed to limit exposure to loss from any one claim or occurrence generally responds at the individual claim or occurrence level and is priced based on underlying loss costs and exposures. As a result, loss experience, net of the effect of this reinsurance, is generally consistent with the underlying gross loss experience. Reinsurance designed to limit accident year losses in the aggregate or adverse development of prior years’ loss and LAE reserves may significantly affect the reported loss experience for a given period in amounts or directions that are not consistent with the loss experience of the underlying policies. The prices paid for corporate aggregate reinsurance may also affect the underwriting expense ratios by reducing the net premiums earned, upon which the ratio is calculated. Therefore, management believes that presenting the Company’s results net of per risk or per occurrence reinsurance but before benefit of corporate aggregate reinsurance generally provides a more accurate portrayal of the actual loss experience of the underlying policies. The Company last entered into a corporate aggregate reinsurance contract in 2001.
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
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Years Ended December 31,
	2006	2005	2004
Premiums earned	$—	$—	$(7,595)
Investment income	(8,427)	(19,904)	(30,501)
Losses and LAE	(10,289)	(8,058)	(28,318)

Income before income taxes	$1,862	$(11,846)	$(9,778)

At December 31, 2006, reinsurance recoverable includes $405,151 and $391,825 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $489,236 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

2000 accident year prospective aggregate stop loss contract	$37,651
1998 prospective aggregate stop loss contract	367,500	[1]
1998 aggregate stop loss contract amendment	19,248
2001 retroactive adverse development contract for $400,000	372,577
2001 retroactive adverse development contract for $100,000	—	[2]

Total	$796,976

[1]	Includes $389,010 which has been recognized as a reduction of losses and LAE less $21,510 for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer. Total amounts recognized as a reduction of losses and LAE include the $389,010 above, $37,651 on the 2000 accident year prospective aggregate stop loss contract and $62,575 of amortization of deferred gains on the retroactive reinsurance contracts.
[2]	Favorable development of the losses covered under this contract resulted in a reduction in the reinsurance recoverable balance from $32,540 at December 31, 2005 to $0 at December 31, 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2006	2005	2004
Ceded losses and LAE	$—	$—	$9,994
Less: ceded premiums written and earned	—	—	7,595
Less: funds held interest charged to investment income	3,055	4,509	9,190

Income before income taxes	$(3,055)	$(4,509)	$(6,791)

The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118,493 and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. The contract is on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract were $7,595 and $9,994, respectively, in 2004 and there were no cessions to the contract in 2005 and 2006. Premiums and losses ceded prior to 2004 were $68,758 and $108,499, respectively. At December 31, 2006 and 2005, the Company had reinsurance recoverable balances of $37,651 and $53,145, respectively, and funds held balances of $33,333 and $45,769, respectively, related to this agreement.
At December 31, 2006, one prospective contract, covering accident years 2000 through 2002, has an unused limit available of $96,272 in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2006 is 62.4%. No additional premium or funds held interest would be due under this contract upon usage of the remaining limit. Coverage of accident years 2000 and 2001 under this contract has been exhausted and recovered. The reinsurer under this contract is nSpire, a Fairfax affiliate.
Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2006	2005	2004
(Decrease) increase in reinsurance recoverable due from reinsurers	$(36,983)	$(26,699)	$117,677
Less: related premiums paid	(33,392)	4,105	56,517

(Decrease) increase in income deferred during the year	(3,591)	(30,804)	61,160
Amortization of deferred income	(12,889)	(8,058)	(18,324)
(Decrease) increase in deferred income	(16,480)	(38,862)	42,836
Deferred income on retroactive reinsurance—beginning of year	184,498	223,360	180,524

Deferred income on retroactive reinsurance—end of year	$168,018	$184,498	$223,360

Funds held interest charged during the year	$5,372	$15,395	$21,311

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. The first contract, covering substantially all lines of business, provides $400,000 of limit in excess of a retention for accident years 2000 and prior, subject to a $200,000 sub-limit on 1998 and prior accident years and an asbestos and environmental sub-limit of $100,000. Premiums are currently based on 35% of amounts ceded plus additional reinsurer margin of $8,000. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2006, the Company had ceded cumulative losses of $372,577, which is comprised of $(4,443) in 2006, $6,009 in 2005, $140,565 in 2004 and $230,446 prior to 2004 and paid premiums of $153,307, which is comprised of $(796) in 2006, $4,105 in 2005, $58,056 in 2004 and $91,942 prior to 2004, related to this contract. Of the $27,423 remaining coverage on this contract, less than $1 million is available for asbestos development.
At December 31, 2006 and 2005, the Company had reinsurance recoverable balances of $372,577 and $377,020, respectively, and funds held balances of $206,384 and $193,944, respectively, related to this agreement.
The second contract, covering substantially all lines of business, provides $100,000 of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contains sub-limits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32,597. The contract is on a funds held basis with interest credited at 7%. The Company may commute the contract any time the funds held balance is positive. In the fourth quarter of 2006, cessions under this contract were reversed due to favorable loss development of the underlying policies covered by this contract. As a result, the Company reduced the funds held balance to offset amounts due the Company at December 31, 2006, pursuant to the aforementioned commutation provision. At December 31, 2006, the Company had no cumulative ceded losses under this contract and had a return of premium of ($1,539) in 2004 and paid premiums of $34,136 prior to 2004. None of the $100,000 coverage under this treaty is available for asbestos development.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets, subject to the offset discussed above. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of premiums paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $12,889 in 2006, $8,058 in 2005, $18,324 in 2004 and $23,304 prior to 2004. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.
In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367,500 in excess of a retention and has been fully utilized by the Company. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75,000 was paid by the former parent of the Company. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2006, 2005 and 2004 and reinsurance recoverable on the contract was $367,500 at both December 31, 2006 and 2005. The Company amended the contract in 2001 to provide an additional $19,248 of coverage for a premium of $7,925, which was recorded in 2001. This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.
The reinsurance contracts discussed above were put in place to protect the Company’s surplus while the Company took the steps necessary to improve underwriting results following its acquisition by Fairfax in 1998. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future.
For additional information on reinsurance transactions with related parties, see Note 9 to the consolidated financial statements.
7. Long-Term Debt
In 2003, the Company issued $300,000 aggregate principal amount of senior notes (the “Notes”) in a private placement. The Notes, which bear interest payable semi-annually at 10-3/8%, mature on June 15, 2013. The net proceeds from the offering of approximately $290,955 were used to fund an interest escrow account in the amount of approximately $63,115 to make the first four semi-annual interest payments on the Notes and to pay a dividend to Fairfax in the amount of $217,885, with the remainder used to pay related financing costs. The Notes contain certain restrictions on incurrence of additional indebtedness, dividend payments to Fairfax, asset sales and certain transactions with affiliates. In addition, the Company was required by the terms of the Notes to use its best efforts to register the Notes, or similar instruments with substantially the same terms to be exchanged for the Notes, with the SEC. Pursuant to an exchange offer, which was completed on April 20, 2004, the Company issued $300,000 aggregate principal amount of registered notes with substantially the same terms as the Notes, in exchange for all of the outstanding Notes. As required by the terms of the Notes, additional interest of $279 was incurred for the period from December 28, 2003 through April 19, 2004, after which such additional interest was no longer payable on the Notes.
After June 15, 2008, the Company may redeem the Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on June 15 of the year set forth below:

2008	105.188%
2009	103.458%
2010	101.729%
2011 and after	100.000%
In addition, the Company must pay accrued and unpaid interest to the date of redemption on the Notes redeemed.
For the years ended December 31, 2006, 2005 and 2004, interest expense on the Notes was $32,986, $32,915 and $33,159 respectively, including additional interest described above, accretion of the discount on the Notes and amortization of related deferred financing costs. At December 31, 2006 and 2005, deferred financing costs in conjunction with the issuance of the Notes totaled $7,465 and $8,626, respectively, and were included in other assets on the consolidated balance sheet. These deferred financing costs are being amortized to interest expense on a straight-line basis over the ten-year duration of the Notes.
The fair value of the long-term debt, determined from quoted market prices, was $326,250 and $315,750, respectively, at December 31, 2006 and 2005.
Concurrent with the issuance of the Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the Notes, whereby Fairfax agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due in June 2018. Through December 31, 2006, there have been no borrowings under this agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
8. Income Taxes
The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Current	$225,250	$74,518	$28,479
Deferred	(69,094)	(9,198)	(23,963)

Total income tax expense	$156,156	$65,320	$4,516

Deferred income taxes reflect the income tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws and regulations. The deferred income tax expense above does not include $7,087, $9,258 and $6,719 in 2006, 2005 and 2004 respectively, of income taxes, which are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Total deferred income tax (benefit) expense in 2006, 2005 and 2004 was $(62,007), $60 and $(17,244) respectively.
Components of deferred income tax assets and liabilities are summarized as follows:

	At December 31,
	2006	2005
Deferred tax assets:
Investments	$60,550	$6,105
Deferred income on retroactive reinsurance	58,807	64,575
Net operating loss carryforwards	57,584	44,950
Unpaid losses and LAE	53,624	54,285
Unearned premiums	41,357	35,581
Unrealized net depreciation of investments and currency translation	19,881	—
Employee benefit plans	13,772	11,576
Other	18,199	18,246

Deferred tax assets	323,774	235,318

Deferred tax liabilities:
Unrealized net appreciation of investments and currency translation	—	28,807
Deferred policy acquisition costs	29,387	24,783
Other	8,485	6,521

Deferred tax liabilities	37,872	60,111

Total net deferred tax assets	$285,902	$175,207

Deferred tax assets of $60,550 at December 31, 2006 attributed to investments above include the effects of undistributed income of foreign investments. At December 31, 2006, the Company had net operating and other loss carryforwards of approximately $164,526. These will expire between 2009 and 2026. Based on projections of estimated future operations, management expects the deferred income tax asset to be recovered from taxable income in future years.
A reconciliation of income taxes at the statutory federal income tax rate to the Company’s tax expense is presented below:

	Years Ended December 31,
	2006		2005		2004
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed on pre-tax operating income	$159,347	35.0%	$71,422	35.0%	$5,682	35.0%
(Decrease) increase in income taxes resulting from:
Dividends received deduction and tax-exempt income	(3,264)	(0.7)	(3,903)	(1.9)	(1,861)	(11.5)
Prior year audit adjustment	—	—	(1,653)	(0.8)	—	—
Other, net	73	—	(546)	(0.3)	695	4.3

Total income tax expense	$156,156	34.3%	$65,320	32.0%	$4,516	27.8%

Income tax expense shown on the consolidated statements of income excludes $7,087, $9,258 and $6,719 of deferred income taxes on equity in earnings of investees in 2006, 2005 and 2004, respectively. Total income tax expense in 2006, 2005 and 2004, inclusive of these amounts, was $163,243, $74,578 and $11,235, respectively, and the related effective tax rate was 34.3%, 32.4% and 31.7% respectively.
Included in accounts payable and other liabilities on the consolidated balance sheets at December 31, 2006 and 2005, respectively, is $41,230 and $0 in respect of current income taxes payable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
9. Related Party Transactions
Reinsurance
The Company and its subsidiaries have entered into various reinsurance arrangements with related parties. The approximate amounts by which income, expense, assets and liabilities are increased (decreased) in the consolidated financial statements, with respect to reinsurance assumed and ceded, are summarized as follows:

	At December 31,
	2006	2005	2004
Statements of income:
Net premiums written	$92,472	$(52,895)	$(50,229)
Premiums earned	$56,990	$(54,575)	$(49,571)
Losses and LAE	$31,338	$(130,596)	$(50,235)

Balance sheets:
Premiums receivable	$7,249	$136
Reinsurance recoverable from affiliates	$254,595	$304,033
Prepaid reinsurance premiums	$9,611	$11,199
Unpaid losses and LAE	$52,193	$6,858
Unearned premiums	$33,958	$64
Accounts payable and other liabilities	$8,779	$18,855
The increase in premiums written and earned in the year ended December 31, 2006, as compared to the prior two years, is principally due to the assumption of the Fairmont business. For further details see Note 1 to the consolidated financial statements. The decrease in losses ceded in the year ended December 31, 2006, as compared to 2005 and 2004, is primarily due to the aforementioned assumption of the Fairmont business and lower losses ceded in respect of hurricanes.
In the normal course of business, nSpire, a Fairfax affiliate, participates in reinsurance agreements covering substantially all reinsured lines of business. For the years ended December 31, 2006, 2005 and 2004, the Company ceded to nSpire premiums of $35,515, $44,301 and $43,750, respectively. The Company had reinsurance recoverable of $71,905 and $110,987 at December 31, 2006 and 2005, respectively, related to these reinsurance agreements. In 2006, the decrease in reinsurance recoverable balances due from nSpire is primarily due to collections made on the 2005 and 2004 hurricanes as well as mild hurricane activity in 2006. Pursuant to the terms of the reinsurance agreements between nSpire and the Company, nSpire, as a foreign reinsurer, is required to collateralize in full reinsurance balances due to the Company. The recoverable from nSpire is collateralized by irrevocable trusts in compliance with NAIC regulations. There are no regulatory or other restrictions on payments to the Company from nSpire. In 2006, upon renewal of the Company’s fidelity and umbrella treaties, Wentworth Insurance Company Ltd. (“Wentworth”), a Fairfax affiliate, participated in these reinsurance agreements in lieu of nSpire. During the year ended December 31, 2006, the Company ceded premiums of $1,574 to Wentworth and had a reinsurance recoverable balance of $112 at December 31, 2006.
The Company entered into an aggregate stop loss agreement covering accident years 2000 through 2002. For accident years 2002 and 2001, nSpire is the direct reinsurer. Accident year 2000 was fronted by a third party reinsurer that retroceded the liability in full to nSpire on the same terms and conditions as if nSpire were the direct reinsurer. The 2000 accident year was exhausted in 2000 and recovered in full in 2004. The Company retains an ultimate net loss of up to 70% of net premiums earned in 2002 and 73% in 2001. Accident years 2002 and 2001 are subject to a per-term maximum recovery of $96,272 and $94,195 respectively. Pursuant to the agreement, the Company ceded premiums of $32,091 and $31,398 for accident years 2002 and 2001, respectively. At December 31, 2006 and 2005, no losses were ceded to nSpire under this contract for accident year 2002.
In the normal course of business, the Company has several reinsurance agreements in effect with Odyssey America Reinsurance Corporation (“Odyssey America”) and its subsidiaries, affiliates of Fairfax. Under these agreements, Odyssey America participates on contracts covering substantially all reinsured lines of business. For the years ended December 31, 2006, 2005 and 2004, the Company ceded $2,911, $8,879 and $7,247, respectively, in premiums to Odyssey America and had reinsurance recoverable of $16,499 and $35,626 at December 31, 2006 and 2005, respectively, under these reinsurance agreements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Reinsurance recoverable from TIG Insurance Company (“TIG”) totaled $137,514 and $142,516 at December 31, 2006 and 2005, respectively. TIG is domiciled in California and cessions to domestic insurance companies do not require collateral to be recognized for statutory reporting purposes. The Company has considered several factors in assessing the collectibility of reinsurance recoverable balances from TIG. TIG is a runoff company with a B+ (stable) financial strength rating from A.M. Best, a financial strength rating of BB (negative) from Standard and Poor’s and BB+ (stable) from Fitch, all nationally recognized rating agencies. TIG is a sizable regulated entity with policyholders’ surplus of $683,376 at December 31, 2006 and is subject to periodic independent examination by the California Insurance Department. TIG also had short-term liquidity represented by cash and short-term investments of $405,058 at December 31, 2006. The Company has thirteen years of experience with TIG, during which the balances due from TIG have declined from approximately $267,000 to $137,514 at December 31, 2006, principally through settlement of underlying claims. There are no regulatory or other restrictions on payments to the Company from TIG.
A former parent of the Company required the transfer of a number of policies and related assets and liabilities among insurance companies controlled by the former parent, effective through assumption and indemnity reinsurance agreements. The assuming parties were required to seek novation of certain policies. At December 31, 2006 and 2005, amounts recoverable from TIG included $119,935 and $122,321, respectively, related to these policies, which were not novated.
Effective March 1, 1999, the Company entered into a reinsurance agreement with Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company), a subsidiary of Fairfax, covering 100% of policies that are classified as excess liability for public entities and that incept, renew, have an anniversary date or come into effect on or after March 1, 1999. This business was produced by an agency affiliate of Fairmont. Effective June 30, 2002, this agreement was terminated and a new agreement was signed with TIG covering the same business, at substantially the same terms. The new agreement covers policies written on or after July 1, 2002. The agreement was terminated effective September 1, 2003. At December 31, 2006 and 2005, the Company had reinsurance recoverable of $27,388 and $14,897, respectively, from Fairmont, and $14,307 and $16,429, respectively, from TIG, related to these agreements.
Effective February 1, 2002, the Company entered into an arrangement with TIG whereby the Company issued policies on behalf of TIG totaling $22,923 in gross premiums written. The Company entered into reinsurance agreements under which approximately 30% of the total risk under these policies was ceded to TIG with the remaining 70% ceded to third party reinsurers. This arrangement with TIG was terminated as of June 30, 2002. At December 31, 2006 and 2005, the Company had reinsurance recoverable of $3,272 and $3,766, respectively, from TIG related to this agreement.
Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard General Insurance Company of Canada (“Lombard”), an affiliate of Fairfax, under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. For the years ended December 31, 2006, 2005 and 2004, the Company assumed $98, $340 and $788, respectively, in premiums from Lombard. At December 31, 2006 and 2005, the Company had $1,002 in reserves for this assumed business.
Effective January 1, 2006, the Company, in connection with its assumption of the Fairmont business, entered into a reinsurance agreement with Markel Insurance Company of Canada (“Markel”), a subsidiary of Fairfax, under which the Company has agreed to provide commercial auto coverage to U.S. or Canadian domiciled companies, for which Markel has written the Canadian auto coverage business, and to cede 100% of the coverage provided by the Company to Markel. During the year ended December 31, 2006, the Company ceded premiums of $1,175 to Markel and had a reinsurance recoverable balance of $285 at December 31, 2006.
Advent Syndicate 780 (“Syndicate 780”), which is managed by Advent, a Fairfax affiliate, is a participant on the Company’s property catastrophe treaty with a 2% share up to certain limits. For the years ended December 31, 2006 and 2005, the Company ceded premiums of $769 and $821, respectively, to Syndicate 780 and had reinsurance recoverable balances of $890 and $3,076 at December 31, 2006 and 2005, respectively.
Investment agreements and related party transactions
The Company and its subsidiaries have entered into agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax, for investment management services, and with Fairfax for investment administration services. Pursuant to the agreements, fees, based upon assets under management, totaled $17,528, $13,924 and $7,606 for the years ended December 31, 2006, 2005 and 2004, respectively, and were included as investment expenses in the consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In December 2006, the Company acquired from TIG approximately 42 million additional units of a special purpose trust which contains U.S. Treasury strips and fixed income securities for cash consideration of $63,587. The Company owned approximately 46.5% of this special purpose trust at December 31, 2006.
In September 2005, the Company completed the sale of 271,000 shares of common stock of a publicly traded pharmaceutical company to Fairfax affiliates at the prevailing market price of $27.50 per share. The Company received net proceeds of $7,439 from the transaction, resulting in a pre-tax realized loss of $2,561.
In December 2004, the Company sold corporate fixed income securities with a face value of $62,500 to various affiliates of Fairfax. The bonds were sold at fair market value ($52,292 in the aggregate) and the Company realized a gain on these transactions of $12,114.
Other agreements
Under an agreement effective July 1, 2000, the Company appointed RiverStone Claims Management LLC (“RiverStone”), a wholly-owned subsidiary of Fairfax, as its claims manager to handle its asbestos, environmental, other latent and construction defects claims. During 2006, the parties decided to terminate the arrangement effective December 31, 2006. The Company established a specialized unit for managing asbestos, environmental and other latent claims and all open matters were transferred to the new unit by year-end. The expense incurred for RiverStone’s claims services was $3,600 for each of the years ended December 31, 2006, 2005 and 2004. In 2006, additional expenses of $390 and $12 were incurred for claim file legal expense reviews and overhead costs related to the transitioning of files, respectively. The Company also engages RiverStone on a contingent basis to assist in reinsurance commutation negotiations. The fees for such services were $101, $58 and $5 in 2006, 2005 and 2004, respectively.
Under an agreement effective January 1, 2006, US Fire provides underwriting, administration, financial and claims services for the business of Fairmont Premier Insurance Company, Fairmont Specialty Insurance Company and Fairmont Insurance Company, affiliates of Fairfax. The fees billed for such services were $13,043 in 2006.
Fairfax purchases insurance coverage on behalf of its affiliates, including comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability and company reimbursement, employment practices liability, fiduciary liability and special accident insurance. The Company’s share of the expense incurred for this coverage was $1,534, $1,417, and $1,396 for the years ended December 31, 2006, 2005 and 2004, respectively.
Under an agreement effective September 1, 2001, US Fire obtains certain information technology services, including production and operations support and systems development, on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. Payments for these services, including billings for services subcontracted by FITS to other vendors, for the years ended December 31, 2006, 2005 and 2004 were $33,125, $22,980 and $26,401, respectively. The 2006 increase primarily reflects additional services performed by FITS that were previously purchased from an unaffiliated vendor, as well as additional services in support of the Fairmont business. Of such fees, $29,158, $19,243 and $21,001 were charged directly to expense for 2006, 2005 and 2004, respectively. The remaining $3,967, $3,738 and $5,400 were software license fees capitalized in 2006, 2005 and 2004, respectively. The Company amortizes such fees over a five-year period beginning on the date the software is placed in service. In 2006, 2005 and 2004, software license amortization of $3,287, $2,019 and $2,576, respectively, was charged to operations, and $18,981 and $18,036 were included in other assets for the years ended December 31, 2006 and 2005, respectively.
In addition, FITS entered into an agreement with the Company effective January 1, 2001 pursuant to which FITS is provided certain management and general services by the Company. Under this agreement, the Company billed $139, $145 and $49 for the years ended December 31, 2006, 2005 and 2004, respectively.
Effective January 1, 2000, the Company entered into a service agreement with TIG to obtain certain services relating to issuing policies and handling claims. Payments for these services were $0, $18 and $113 for the years ended December 31, 2006, 2005 and 2004, respectively. This agreement was terminated in 2006.
The Company receives income from subleases of office space to Fairfax affiliates. Sublease income received from affiliates in 2006, 2005 and 2004 amounted to $235, $477 and $399, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were $213, $33 and $64 for the years ended December 31, 2006, 2005 and 2004, respectively.
Included in accounts payable and other liabilities at December 31, 2006 and 2005 are amounts payable to Fairfax and affiliates of $13,841 and $8,564, respectively, principally related to Hamblin Watsa investment management fees and FITS fees. Included in assets at December 31, 2006 and 2005 are amounts receivable from Fairfax and affiliates of $839 and $306, respectively.
Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.
10. Employee Benefits
The Company sponsors a qualified defined contribution plan pursuant to sections 401(k) and 401(a) of the Internal Revenue Code for which all employees are eligible after completing one hour of service. The Company makes an annual contribution equal to 3% of base salary and a matching contribution equal to one-half of each employee’s contribution up to the first 6% of base salary. Certain employees also have the opportunity to participate in a non-qualified plan that permits contributions that would otherwise be limited by IRS regulations. Total defined contribution plan expense was $4,495, $3,671 and $3,154 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan as an asset or liability in their balance sheets and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, effective for fiscal years ending after December 15, 2006. The Company adopted SFAS 158 effective December 31, 2006. In addition, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company uses a December 31 measurement date for its postretirement health care and life insurance plans and is therefore not affected by this provision. The adoption of SFAS 158 did not materially affect the Company’s financial position at December 31, 2006.
A reconciliation of the changes in the postretirement plans’ benefit obligation, fair value of assets, a statement of the funded status and accrued benefit cost is presented below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	At December 31,
	2006	2005
Changes in benefit obligation:
Benefit obligation at beginning of year	$11,398	$13,599
Service cost	1	—
Interest cost	591	645
Plan participants’ contributions	1,298	1,321
Actuarial gain	(18)	(1,533)
Benefits paid	(2,324)	(2,634)

Benefit obligation at end of year	$10,946	$11,398

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,026	1,313
Plan participants’ contributions	1,298	1,321
Benefits paid	(2,324)	(2,634)

Fair value of assets at end of year	$—	$—

Funded status of the plan at end of year	$(10,946)	$(11,398)

Unrecognized net actuarial gain	—	(4,456)
Unrecognized transition obligation	—	5,086

Liability for post retirement benefit obligation recorded in the balance sheet	$(10,946)	$(10,768)

Amounts recognized in accumulated other comprehensive income consist of:

At December 31,
2006
Net actuarial gain	$4,186
Transition obligation	(4,270)

Total	$(84)

The components of net periodic benefit cost are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Service cost	$1	$—	$1
Interest cost	591	645	839
Amortization of transition obligation	817	817	817
Recognized net actuarial gain	(288)	(327)	(146)

Net periodic benefit cost	$1,121	$1,135	$1,511

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.5% at December 31, 2006 and 2005. For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2006, the health care cost trend rates are assumed to decline gradually from 10.0% in 2006 to 5.0% in 2012 and thereafter for all participants. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2006 by $1,414, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2006 by $74.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Conversely, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2006 by $1,058, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2006 by $55. The Company’s expected contribution to the Plan in 2007 is $1,144.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was enacted in December 2003, introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.
At December 31, 2006, the future benefit payments through 2016, net of estimated participant contributions, are expected to be as follows:

	Including	Excluding
	Medicare	Medicare
	Subsidy	Subsidy
2007	$1,144	$1,542
2008	$1,139	$1,554
2009	$1,109	$1,540
2010	$1,055	$1,496
2011	$974	$1,416
2012 - 2016	$4,384	$5,463
The Company has established a long-term incentive plan (“LTIP”) for certain employees who hold senior management or officer positions. The LTIP provides for the award of phantom stock, the value of which is based on the book value of the Company, that will fully vest on January 1, 2009. LTIP expense of $4,112, $2,629 and $2,000 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in the consolidated statements of income.
Certain employees of the Company have been granted shares of restricted common stock of Fairfax under the Fairfax Financial 1999 Restricted Share Plan. The restricted stock vests over periods ranging from five to ten years. Restricted stock expense of $633, $431 and $1,048 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in the consolidated statements of income.
All employees of the Company are eligible to participate in the Fairfax Financial Holdings Limited Employee Share Ownership Plan (the “Plan”). The Plan provides an opportunity to purchase Fairfax subordinate voting shares through a combination of employee and company contributions. Employees may elect to contribute from 1% to 10% of base salary through regular payroll deductions, and the Company is required to make matching contributions equal to 30% of the employee contributions. In addition, the Company is required to make an annual contribution equal to 20% of employee contributions upon Fairfax and the Company achieving certain financial objectives. The Plan expense of $165, $118 and $93 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in the consolidated statements of income.
11. Commitments and Contingencies
The Company and its subsidiaries lease office space and equipment under non-cancelable operating leases. These include a 20-year lease for the Company’s home office which expires on December 31, 2022 and has minimum lease payments remaining of $48,565. Minimum annual rentals are summarized as follows:

2007	$12,566
2008	10,963
2009	9,286
2010	7,856
2011	6,260
2012 and thereafter	37,059

Total minimum annual rentals	$83,990

The amounts above are reduced by space subleased to other companies in the aggregate amount of $258.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Rental expense, before sublease income, under these operating leases was $14,318, $14,470 and $12,325 in 2006, 2005 and 2004, respectively. The Company recognized $601, $1,160 and $1,821 in 2006, 2005 and 2004, respectively, from subleases.
The Company has purchased structured settlement annuities from various insurance companies in order to settle certain claim liabilities. Should these other companies become unable to make the annuity payments, the Company would be liable. The value of these annuities included in reinsurance recoverable in the consolidated balance sheets at December 31, 2006 and 2005 was approximately $147,190 and $152,521, respectively. Approximately 79% of this balance is due from insurance companies rated A- or better by A.M. Best Company.
On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. That motion will be argued before the court in March 2007. Crum & Forster Holdings Corp. and US Fire continue to vigorously defend the action.
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
The Company’s insurance subsidiaries are domiciled in the states of Delaware, New Jersey, New York and Arizona. In December 2003, US Fire and CF Indemnity changed their state of domicile from New York to Delaware. The maximum dividend that could be paid by the insurance companies to the Company in 2007, without prior regulatory approval, is $138.4 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The combined statutory basis net income and policyholders’ surplus of Crum & Forster’s insurance subsidiaries are presented below:

	Years Ended December 31,
	2006	2005	2004
Net income	$253,324	$151,924	$74,556
Policyholders’ surplus	$1,406,822	$1,313,988	$1,206,547
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
The principal differences between statutory policyholders’ surplus and shareholder’s equity determined in accordance with GAAP relate to accounting for deferred gains on retroactive insurance, unrealized gains and losses on fixed income securities, deferred policy acquisition costs and deferred federal income taxes. Under the Codification of Statutory Accounting Principles adopted by the NAIC in 1998, US Fire’s state of domicile had granted a permitted accounting practice to treat Zenith, a former affiliate of the Company, as a non-affiliated investment based on the absence of control by US Fire. During 2006, the Company disposed of its investment in Zenith, which resulted in the same impact to statutory surplus for this permitted accounting practice as if prescribed accounting practice had been applied. This permitted practice had no effect on statutory surplus at December 31, 2005 and increased statutory surplus by $11,305 at December 31, 2004 over what it would have been had prescribed accounting practice been followed.
13. Segment Reporting
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Workers’ compensation	$278,761	$285,775	$282,388
Property	246,255	151,578	187,177
General liability	227,740	203,703	198,993
Commercial automobile	203,862	186,601	174,416
Commercial multi-peril	61,885	45,653	42,833
Other	65,520	20,863	21,902

Total premiums earned	$1,084,023	$894,173	$907,709

The losses and LAE and losses and LAE ratios of the Company’s lines of business, as estimated at the respective year-end, are summarized as follows:

	Years Ended December 31,
	2006		2005		2004
Accident year loss and LAE ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Workers’ compensation	$200,242	71.8%	$211,027	73.8%	$204,938	72.6%
Property	187,773	76.3%	170,852	112.7%	181,010	96.7%
General liability	150,810	66.2%	140,650	69.0%	151,606	76.2%
Commercial automobile	147,116	72.2%	118,624	63.6%	118,635	68.0%
Commercial multi-peril	36,785	59.4%	26,989	59.2%	25,684	60.0%
Other	39,515	60.3%	15,927	76.2%	10,385	47.4%

Total accident year losses and LAE	762,241	70.3%	684,069	76.5%	692,258	76.3%
Prior years’ loss development	(96,162)	(8.8)	(68,564)	(7.7)	69,254	7.6

Calendar year losses and LAE	$666,079	61.5%	$615,505	68.8%	$761,512	83.9%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business. For additional information on current accident year losses and prior years’ development, see Note 4 to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
14. Accounting Adjustments in Respect of Certain Investments Related to Prior Periods
During the second and third quarters of 2006, the Company identified and recorded certain adjustments associated with its accounting for investments. The adjustments relate principally to four areas: (i) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge and HWIC; (ii) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; (iii) embedded derivatives mark-to-market — the Company did not properly reflect the mark to market through earnings of derivative features embedded in convertible securities pursuant to SFAS 133. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements; and (iv) valuation of an affiliated equity method investee — the Company did not correctly reflect the carrying value of its 1.4% ownership interest in TRG in 2002, pursuant to guidance in SFAS No. 141, Business Combinations.
Management evaluated the financial impact of these accounting adjustments in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which considers the effect of misstatements from both a balance sheet and income statement perspective, and concluded that the effect both individually and in the aggregate was not material to any prior period consolidated financial statements and accordingly, prior period consolidated financial statements were not restated. The Company recorded cumulative adjustments in the second and third quarters. The net effect of the adjustments recorded in the third quarter was a charge to investment income for the three months ended September 30, 2006 of $6,962 pre-tax ($4,525 after-tax). The net effect of the adjustments recorded in the second quarter was a charge to net income for the three months ended June 30, 2006 of $5,678 pre-tax ($3,691 after- tax). Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income.
The cumulative charge to net income in the year ended December 31, 2006 was $3,089 pre-tax ($2,008 after- tax) for these adjustments. Of the $3,089 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $4,700 was recorded as an increase to investment income on the consolidated statements of income. Additionally, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, that together with the aforementioned $2,008 charge to net income, resulted in a $5,361 increase in shareholder’s equity.
15. Quarterly Financial Data
The Company’s quarterly financial data is summarized in the table below. This quarterly financial data is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made.

	Three Months Ended
	(Unaudited)
	December 31,		September 30,		June 30,		March 31,
	2006[3]	2005	2006	2005	2006	2005	2006	2005
Premiums earned	$292,845	$228,741	$279,631	$191,898	$264,828	$241,980	$246,719	$231,554
Investment income[1,2]	$50,399	$28,124	$72,514	$59,547	$109,014	$98,363	$181,140	$55,727
Losses and LAE[3]	$124,929	$129,703	$190,457	$169,632	$181,681	$162,537	$169,012	$153,633
Net income[2,3]	$82,272	$43,081	$45,865	$6,101	$67,783	$67,199	$116,363	$39,555

Combined ratio[3]	71.0%	82.5%	97.4%	122.3%	98.5%	94.7%	97.0%	93.9%

[1]	Investment income includes realized investment gains and losses and pre-tax equity in earnings of investees.
[2]	Includes adjustments described in Note 14 to the consolidated financial statements.
[3]
Based on its loss reserves review as of September 30, 2006, the Company recognized approximately $71.5 million ($46.5 million after-tax) of favorable loss and LAE development in the fourth quarter of 2006.

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
During the evaluation of disclosure controls and procedures as of June 30, 2006 conducted during the preparation of the Company’s financial statements to be included in the second quarter of 2006 Form 10-Q, a material weakness in internal control over financial reporting was identified relating to controls over the accounting for certain investment transactions. Following the identification of such material weakness, the Company engaged in a number of efforts to remediate such material weakness, as further described in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006. In the opinion of the Company’s management, the revised control processes have now been operating for a sufficient period of time so as to provide reasonable assurance as to their effectiveness and, as a result, the material weakness has now been fully remediated. Consequently, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. The remediation and ultimate resolution of the Company’s material weakness were reviewed with the Audit Committee of the Company’s Board of Directors.
Internal Control over Financial Reporting
There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the period covered by this Form 10-K, that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
The design of any system of controls and procedures is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The Company’s directors and executive officers are as follows:

Name	Age	Position

V. Prem Watsa	56	Chairman
Nikolas Antonopoulos	53	President and Chief Executive Officer
Mary Jane Robertson	53	Executive Vice President, Chief Financial Officer and Treasurer
Frank B. Bennett[1,2]	50	Director
Anthony F. Griffiths[1,3]	76	Director
Paul Murray[1]	75	Director

[1]	Audit committee and compensation committee member.
[2]	Chairman of the audit committee.
[3]	Chairman of the compensation committee.
V. Prem Watsa has served as the Company’s Chairman since March 7, 2002 and served as its Chief Executive Officer from May 20, 2003 to March 31, 2004. Mr. Watsa has served as Chairman and Chief Executive Officer of Fairfax since 1985 and as Vice President of Hamblin Watsa Investment Counsel Ltd. since 1985. He formerly served as Vice President of GW Asset Management from 1983 to 1984 and Vice President of Confederation Life Investment Counsel from 1974 to 1983. Mr. Watsa has served as Chairman of Odyssey Re Holdings Corp. (“Odyssey”) since March 2001.
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
Frank B. Bennett has served as a member of the Company’s board of directors since May 20, 2003. Mr. Bennett is a director of Multiband Corporation, a publicly held telecommunications and media services company, where he serves on the audit committee and as chairman of the compensation committee. Since 1988, Mr. Bennett has also been President of Artesian Capital, a private equity investment company. Mr. Bennett is a director of Fairfax where he serves on the audit committee.
Anthony F. Griffiths has served as a member of the Company’s board of directors since March 6, 2002. Since 1993, Mr. Griffiths has been an independent business consultant and corporate director. He is currently a director of Fairfax and several of its subsidiaries, including Odyssey. Mr. Griffiths is also a director of Hub International Limited, Alliance Atlantis Communications Inc., PreMD Inc., Jaguar Mining Inc., Vitran Corporation Inc., Novadaq Technologies Inc. and Russel Metals Inc. Mr. Griffiths is a director and serves on the audit committees of Fairfax and several of its subsidiaries, including Odyssey, and Alliance Atlantis Communications Inc. and Jaguar Mining Inc.
Paul Murray has served as a member of the Company’s board of directors since March 28, 2006. Mr. Murray is a chartered accountant and has been President of Pinesmoke Investments Ltd., an investment company in Toronto, Ontario, since 1985. From 1989 to 1998, Mr. Murray served as President and Secretary/Treasurer of Lockwood Manufacturing Inc. He is currently a director of Fairfax and the chairman of its audit committee.

Key Employees of the Operating Companies
Joseph F. Braunstein has served as the President of the Company’s principal insurance subsidiaries since June 18, 2004. Mr. Braunstein joined Crum & Forster in 2000 as Senior Vice President and was elected an Executive Vice President in 2002.
Audit Committee and Audit Committee Financial Expert
The Company’s board of directors has established an audit committee composed of Messrs. Bennett, Griffiths and Murray. The audit committee’s primary responsibilities include: engaging independent accountants; consulting with management on the hiring of the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing the Company’s systems of controls and policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.
All of the members of the audit committee are independent within the meaning of the regulations of the Securities and Exchange Commission. In addition, the board of directors has determined that Mr. Griffiths, a member of the audit committee, is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.
Compensation Committee
The Company’s board of directors has established a compensation committee comprised of Messrs. Bennett, Griffiths and Murray, all of whom are independent of the Company’s management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as committee members. The compensation committee’s primary responsibilities include administering, reviewing and making recommendations to the Company’s board of directors regarding compensation to the Company’s executive officers and ensuring that they meet corporate, financial and strategic objectives.
Compensation of Directors
Messrs. Bennett, Griffiths and Murray are compensated annually in the amount of $15,000, plus $750 per board meeting attended and their reasonable expenses of each attendance. In addition, Messrs. Bennett, Griffiths and Murray serve on Crum & Forster’s audit and compensation committees and receive $750 per committee meeting attended if held separately from a board meeting.
Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers, which was filed as an exhibit to the Company’s 2004 annual report on Form 10-K. The Company will provide, free of charge, copies of the Code of Ethics upon written request directed to the Company’s Corporate Secretary at the Company’s principal executive offices located at 305 Madison Avenue, Morristown, NJ 07962.
ITEM 11. EXECUTIVE COMPENSATION
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instruction I(2)(c) to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instruction I(2)(c) to Form 10-K. Information regarding related party transactions is provided in Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s principal accountants are PricewaterhouseCoopers LLP (“PwC”). Aggregate fees billed and services provided are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2006	2005
Audit fees	$1,142.6	$878.2
Audit-related fees	1,209.8	817.0
Tax fees	11.0	—
All other fees	1.7	1.7

Total fees billed by principal accountants	$2,365.1	$1,696.9

Audit Fees
The aggregate fees billed for the years ended December 31, 2006 and 2005 for professional services rendered by PwC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Forms 10-Q or for services that are normally provided by PwC in connection with statutory and regulatory filings or engagements totaled $1,142.6 thousand and $878.2 thousand, respectively.
Audit-Related Fees
The aggregate fees billed for the years ended December 31, 2006 and 2005 for audit-related services totaled $1,209.8 thousand and $817 thousand, respectively. Audit-related services performed by PwC in 2006 consisted primarily of fees for the review of management’s assessment of internal control over financial reporting, additional procedures with respect to a material weakness in internal control over financial reporting, services related to SEC matters and other actuarial services. Audit-related services performed by PwC in 2005 consisted primarily of fees for the review of management’s assessment of internal control over financial reporting, services related to SEC matters, other actuarial services and review of state insurance exams. Management’s assessment of internal control over financial reporting was performed in support of Fairfax’s certification under Section 404 of the Sarbanes-Oxley Act of 2002.
Tax Fees
Aggregate fees for tax return services billed in 2006 and 2005 were $11 thousand and $0, respectively.
All Other Fees
Aggregate fees billed for each of the years ended December 31, 2006 and 2005 for all other services totaled $1.7 thousand and were in respect of fees for online accounting database subscription services.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules
See index to financial statements and related financial statement schedules on page 111.

Exhibits

Exhibit
Number	Exhibit	Location*
3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.1	Indenture between Crum & Forster Funding Corp. and The Bank of New York effective as of June 5, 2003	Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

4.2	First Supplemental Indenture among the Company, Crum & Forster Funding Corp. and The Bank of New York effective as of June 30, 2003	Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Exhibit 10.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Exhibit 10.3 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.

10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Exhibit 10.6 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.11	Intentionally left blank

10.12	Tax Allocation Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.14	Tax Allocation Agreement among the Company, Fairfax Inc., Odyssey Re Holdings Corp., RiverStone Group, LLC and TIG Holdings, Inc. effective as of January 1, 2000	Exhibit 10.14 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*
10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.17	Addendum to the Tax Sharing Agreement between Fairfax Inc. and Crum & Forster Holding Inc., effective as of January 1, 2005.	Exhibit 10.17 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.18	Administrative Services Agreement between US Fire and Fairfax Information Technology Services, Inc. effective as of January 1, 2001	Exhibit 10.18 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.19	Services Agreement between TIG Insurance Company and US Fire effective as of January 1, 2000	Exhibit 10.19 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.20	Services Agreement between TIG Insurance Company and CF Indemnity effective as of January 1, 2000	Exhibit 10.20 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.21	Claims Service and Management Agreement between US Fire and RiverStone Claims Management LLC effective as of July 1, 2000	Exhibit 10.21 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.22	Claims Service and Management Agreement between US Fire and International Insurance Company effective as of October 1, 2001	Exhibit 10.22 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.24	Standby Credit Facility Note between the Company and Fairfax effective as of June 30, 2003	Exhibit 10.24 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.25	Intentionally left blank

10.26	Supplemental Individual Retirement Plan of US Fire effective as of August 13, 1998	Exhibit 10.26 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.27	Intentionally left blank

10.28	Intentionally left blank

10.29	Employment Agreement of Bruce Esselborn effective as of October 1, 1999	Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on September 22, 2003.

10.30	Aggregate Stop Loss Reinsurance Treaty between the Company and ORC Re Limited effective as of January 1, 2001	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

10.31	Retirement and Consulting Agreement of Bruce Esselborn effective as of June 15, 2004	Exhibit 10.31 to the Form 10-Q of the Company for the period ended September 30, 2004, filed on November 5, 2004.

10.32	Amended and Restated Employment Agreement of Nikolas Antonopoulos effective as of January 1, 2005	Exhibit 10.32 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

Exhibit
Number	Exhibit	Location*
10.33	Amended and Restated Employment Agreement of Mary Jane Robertson effective as of January 1, 2005	Exhibit 10.33 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.34	Employment Agreement of Joseph Braunstein effective as of January 1, 2005	Exhibit 10.34 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.35	Crum & Forster Holdings Corp. Long Term Incentive Plan	Exhibit 10.35 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

10.36	Addendum to the Tax Sharing Agreement between Fairfax Inc. and the Company effective as of January 1, 2005	Exhibit 10.36 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.37	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2005	Exhibit 10.37 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.38	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2005	Exhibit 10.38 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

10.39	Amendment Number 1 to Employment Agreement of Joseph Braunstein effective as of April 14, 2006	Exhibit 10.39 to the Form 10-Q of the Company for the period ended June 30, 2006, filed on August 21, 2006.

12.1	Statement Regarding Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges	Filed herewith.

14.1	Code of Ethics for Senior Financial Officers	Exhibit 14.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.

24.1	Power of Attorney	Included on the signature page hereof.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Exhibits not filed herewith are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)

Date: March 7, 2007	By:	/s/ Nikolas Antonopoulos

Nikolas Antonopoulos
President and Chief Executive Officer

Date: March 7, 2007	By:	/s/ Mary Jane Robertson

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

Signature		Title	Date

By: /s/	V. Prem Watsa	Chairman of the Board	March 7, 2007

V. Prem Watsa

By: /s/	Nikolas Antonopoulos	President and Chief Executive Officer	March 7, 2007

Nikolas Antonopoulos

By: /s/	Mary Jane Robertson	Executive Vice President, Chief Financial Officer and Treasurer	March 7, 2007

Mary Jane Robertson

By: /s/	Frank B. Bennett	Director	March 7, 2007

Frank B. Bennett

By: /s/	Anthony F. Griffiths	Director	March 7, 2007

Anthony F. Griffiths

By: /s/	Paul Murray	Director	March 7, 2007

Paul Murray

INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES

Page
Number
Consolidated Financial Statements	64

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	108
Schedule I—Summary of Investments Other Than Investments in Related Parties	109
Schedule II—Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2006 and 2005 (Parent Company Only)	110
Schedule II—Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2006, 2005 and 2004 (Parent Company Only)	111
Schedule II—Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2006, 2005 and 2004 (Parent Company Only)	112
Schedule II—Note to Condensed Financial Statements of Crum & Forster Holdings Corp.	113
Schedule III—Supplementary Insurance Information	*
Schedule IV—Reinsurance	*
Schedule V—Valuation and Qualifying Accounts	114
Schedule VI—Supplementary Insurance Information	*

*	Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
To the Board of Directors and Shareholder of Crum & Forster Holdings Corp. and Subsidiaries:
Our audits of the consolidated financial statements referred to in our report dated March 7, 2007 appearing in this 2006 annual report on Form 10-K of Crum & Forster Holdings Corp. and subsidiaries also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
New York, New York
March 7, 2007

SCHEDULE I
CRUM & FORSTER HOLDINGS CORP.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(Dollars in thousands)

	At December 31, 2006
			Amount at
			which
	Cost or		Shown in
	Amortized	Estimated	the Balance
	Cost	Fair Value	Sheet [1]
Fixed income securities:
United States government and government agencies and authorities	$2,015,975	$1,886,323	$1,886,323
States, municipalities and political subdivisions	4,892	4,913	4,913
Other	201,645	223,128	223,128

Total fixed income securities	2,222,512	2,114,364	2,114,364

Equity securities:
Common stocks	589,558	610,551	610,551
Preferred stocks	—	—	—

Total equity securities	589,558	610,551	610,551

Other invested assets	96,011	xxx,xxx	97,072

Total investments	$2,908,081	$x,xxx,xxx	$2,821,987

[1]	Excludes investments in related parties at fair value of $201,952 at December 31, 2006.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$1,680	$1,705
Investments in and advances to/from consolidated subsidiaries	1,321,675	1,202,924
Other invested assets	9,925	6,358
Deferred income taxes	50,688	36,905
Accrued investment income	2	4
Other assets	7,465	8,626

Total assets	$1,391,435	$1,256,522

LIABILITIES
Accounts payable and other liabilities	$5,210	$2,859
Long-term debt	293,170	292,470

Total liabilities	298,380	295,329

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	(36,978)	53,443
Retained earnings	389,040	166,757

Total shareholder’s equity	1,093,055	961,193

Total liabilities and shareholder’s equity	$1,391,435	$1,256,522

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
REVENUES
Equity in earnings of subsidiaries	$337,879	$181,904	$50,494
Investment income	702	1,096	478
Realized investment gains (losses)	1,667	(4,254)	2,395

Total revenues	340,248	178,746	53,367

EXPENSES
Interest expense	32,986	32,915	33,159
Other expense, net	8,762	3,878	10,175

Total expenses	41,748	36,793	43,334

Income before income taxes	298,500	141,953	10,033
Income tax benefit	(13,783)	(13,983)	(14,162)

NET INCOME	$312,283	$155,936	$24,195

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$312,283	$155,936	$24,195
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(337,879)	(181,904)	(50,494)
Dividends and other receipts from subsidiaries[1]	128,901	95,617	83,000
Realized investment (gains) losses	(1,667)	4,254	(2,395)
Net accretion of discount on fixed income securities	—	2	274
Amortization	1,861	1,790	1,763
Deferred income tax benefit	(13,783)	(13,983)	(14,162)
Changes in:
Other assets	(192)	16,300	31,081
Accounts payable to affiliates	—	(10)	(4,945)
Accounts payable and other liabilities	2,351	(1,332)	546

Net cash from operating activities	91,875	76,670	68,863

INVESTING ACTIVITIES
Purchases of other invested assets	(1,900)	(2,217)	(6,000)

FINANCING ACTIVITIES
Dividends paid to shareholder	(90,000)	(73,500)	(61,500)
Deferred financing costs	—	—	(974)

Net cash from financing activities	(90,000)	(73,500)	(62,474)

Net change in cash and cash equivalents	(25)	953	389
Cash and cash equivalents, beginning of year	1,705	752	363

Cash and cash equivalents, end of year	$1,680	$1,705	$752

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,125	$31,125	$31,404

Cash paid for income taxes	$—	$—	$—

1Includes dividends received from subsidiaries of $127,000, $93,400 and $77,000 in 2006, 2005 and 2004, respectively.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
NOTE TO CONDENSED FINANCIAL STATEMENTS OF CRUM & FORSTER HOLDINGS CORP.
The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements of Crum & Forster Holdings Corp. and subsidiaries included in “Item 8. Financial Statements and Supplementary Data”. Certain prior year amounts have been reclassified to conform to the current year presentation.

SCHEDULE V
CRUM & FORSTER HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

			Charges
		Balance at	to Costs		Charged to			Balance at
		Beginning of	and		Other			End of
Year	Description	Year	Expenses		Accounts		Deductions	Year

2006	Reserve for uncollectible premiums	$24,437	—		2,347	[1]	(1,453)[2]	$25,331
2005	Reserve for uncollectible premiums	$23,859	—		1,509	[1]	(931)[2]	$24,437
2004	Reserve for uncollectible premiums	$22,359	—		1,787	[1]	(287)[2]	$23,859

2006	Reserve for uncollectible reinsurance	$34,441	9,500	[3]	—		(1,164)[4]	$42,777
2005	Reserve for uncollectible reinsurance	$40,930	7,206	[3]			(13,695)[4]	$34,441
2004	Reserve for uncollectible reinsurance	$39,882	5,000	[3]	—		(3,952)[4]	$40,930

2006	Reserve for uncollectible loss deductibles	$8,680	(1,192)[5]		—		—	$7,488
2005	Reserve for uncollectible loss deductibles	$5,738	3,000	[5]	—		(58)[6]	$8,680
2004	Reserve for uncollectible loss deductibles	$10,960	(4,604)[5]		—		(618)[6]	$5,738

[1]	Primarily represents increases to the reserve for uncollectible premiums charged against premiums earned.
[2]	Primarily represents uncollectible premiums written off to the reserve.
[3]	Primarily represents increases to the reserve for uncollectible reinsurance charged to losses and LAE.
[4]	Primarily represents uncollectible reinsurance recoverable balances written off to the reserve.
[5]	Primarily represents increases (decreases) to the reserve for uncollectible loss deductibles charged to losses and LAE.
[6]	Primarily represents uncollectible loss deductibles written off to the reserve.