Form 10-Q
period 2007-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2007-05-03
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2007
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
Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 3, 2007

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $2,050,114 and $2,087,065 in 2007 and 2006, respectively)	$1,926,729	$1,984,242
Equity securities, at fair value (cost of $668,479 and $640,880 in 2007 and 2006, respectively)	693,341	667,718
Other invested assets	356,304	357,849
Hybrid financial instruments, at fair value	144,763	—
Short-term investments at cost, which approximates fair value	51,143	14,130

Total investments	3,172,280	3,023,939
Cash and cash equivalents	217,929	366,743
Assets pledged for short-sale obligations	532,990	535,594
Accrued investment income	19,750	34,581
Premiums receivable	240,235	249,913
Reinsurance recoverable	1,437,911	1,479,331
Reinsurance recoverable from affiliates	256,896	254,595
Prepaid reinsurance premiums	23,846	25,430
Deferred income taxes	283,509	285,902
Deferred policy acquisition costs	82,730	83,964
Other assets	84,595	103,562

Total assets	$6,352,671	$6,443,554

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,364,042	$3,371,549
Unearned premiums	563,338	576,182
Funds held under reinsurance contracts	244,124	243,316
Accounts payable and other liabilities	252,144	298,101
Deferred income on retroactive insurance	164,631	168,018
Short-sale obligations	400,685	400,163
Long-term debt	293,359	293,170

Total liabilities	5,282,323	5,350,499

Commitments and contingencies (Note 7)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive loss, net of tax	(51,985)	(36,978)
Retained earnings	381,340	389,040

Total shareholder’s equity	1,070,348	1,093,055

Total liabilities and shareholder’s equity	$6,352,671	$6,443,554

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
REVENUES
Premiums earned	$293,707	$246,719
Investment income	35,413	56,458
Realized investment gains	14,474	121,822

Total revenues	343,594	424,999

EXPENSES
Losses and loss adjustment expenses	193,460	169,012
Policy acquisition costs	42,977	31,233
Other underwriting expenses	41,777	39,025
Interest expense	8,260	8,241
Other (income) expense	(775)	2,664

Total expenses	285,699	250,175

Income before income taxes and equity in earnings of investees	57,895	174,824
Income tax expense	19,407	60,320

Income before equity in earnings of investees	38,488	114,504
Equity in earnings of investees, net of tax	4,365	1,859

NET INCOME	$42,853	$116,363

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of period	(36,978)	53,443
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	(10,447)	—
Unrealized investment losses, net of transfers to realized investment gains and losses	(5,539)	(88,775)
Foreign currency translation	979	262

Balance, end of period	(51,985)	(35,070)

RETAINED EARNINGS
Balance, beginning of period	389,040	166,757
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	10,447	—
Net income	42,853	116,363
Dividend to shareholder	(61,000)	(80,000)

Balance, end of period	381,340	203,120

TOTAL SHAREHOLDER’S EQUITY	$1,070,348	$909,043

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
NET INCOME	$42,853	$116,363

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(8,521)	(136,578)
Foreign currency translation	1,506	403

Other comprehensive loss for the period, before tax	(7,015)	(136,175)

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit from unrealized investment losses	2,982	47,803
Deferred income tax expense from foreign currency translation	(527)	(141)

Total deferred income tax benefit for the period	2,455	47,662

Other comprehensive loss for the period, net of tax	(4,560)	(88,513)

COMPREHENSIVE INCOME	$38,293	$27,850

The accompanying notes are an integral part of the consolidated financial statements

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$42,853	$116,363
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(1,895)	(2,141)
Realized investment gains	(14,474)	(121,822)
Earnings of equity method investees, net of dividends	(5,438)	(1,605)
Undistributed income of investment funds	(3,125)	(25,152)
Depreciation and amortization	88	816
Deferred income tax expense (benefit)	4,849	(9,701)
Other non-cash net income adjustments	3,515	4,199
Changes in:
Accrued investment income	14,831	19,090
Premiums receivable	8,928	(27,044)
Reinsurance recoverable	33,775	43,717
Prepaid reinsurance premiums	1,584	(762)
Deferred policy acquisition costs	1,234	(7,219)
Other assets	(53)	7,419
Unpaid losses and loss adjustment expenses	(7,507)	(32,065)
Unearned premiums	(12,844)	49,387
Accounts payable and other liabilities	(39,099)	13,795

Net cash from operating activities	27,222	27,275

INVESTING ACTIVITIES
Purchases of fixed income securities	(142,979)	(85,245)
Proceeds from sales of fixed income securities	82,017	174,621
Purchases of equity securities	(35,146)	(134,811)
Proceeds from sales of equity securities	1,294	197,149
Purchases of other invested assets	(24,038)	(546)
Proceeds from sales of other invested assets	39,145	3,371
Purchases of short term investments	(56,135)	—
Proceeds from sales of short term investments	19,122	—
Cash pledged for short-sale obligations	1,632	(34,252)
Proceeds from/(purchases of) fixed assets	52	(209)

Net cash from investing activities	(115,036)	120,078

FINANCING ACTIVITIES
Dividend to shareholder	(61,000)	(80,000)

Net cash from financing activities	(61,000)	(80,000)

Net change in cash and cash equivalents	(148,814)	67,353
Cash and cash equivalents, beginning of period	366,743	245,441

Cash and cash equivalents, end of period	$217,929	$312,794

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—

Cash paid to parent for income taxes	$32,804	$23,168

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
Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be conducted as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, substantially all of the policies underwritten by Fairmont through September 2006 were being issued by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007.
The interim financial data at March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments that are necessary for a fair presentation of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2007 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
2. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS 159 on its results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of SFAS 157 but does not expect its adoption to have a material impact on its results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption did not have an impact on the Company’s results of operations or financial position.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its hybrid financial instruments, which are comprised of convertible bonds, effective with its adoption of SFAS 155 on January 1, 2007. Prior to January 1, 2007, the Company bifurcated its hybrid financial instruments and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,447 to reclassify unrealized investment gains associated with the host instruments, net of tax, to opening retained earnings. At March 31, 2007, the fair value of the Company’s hybrid financial instruments was $144,763.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3. Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Gross unpaid losses and LAE, beginning of period	$3,371,549	$3,673,034
Less ceded unpaid losses and LAE	1,355,253	1,682,768

Net unpaid losses and LAE, beginning of period	2,016,296	1,990,266

Losses and LAE incurred related to:
Current period	205,947	171,445
Prior years	(12,487)	(2,433)

Total losses and LAE incurred	193,460	169,012

Losses and LAE paid related to:
Current period	15,621	8,106
Prior years	165,171	157,176

Total losses and LAE paid	180,792	165,282

Net unpaid losses and LAE, end of period	2,028,964	1,993,996
Add ceded unpaid losses and LAE	1,335,078	1,646,972

Gross unpaid losses and LAE, end of period	$3,364,042	$3,640,968

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheet follows:

March 31,
2007
Ceded unpaid losses and LAE in the table above	$1,335,078
Reconciling items:
Reinsurance recoverable on paid losses and LAE	55,376
Unamortized retroactive reinsurance recoverable	325,863
Loss sensitive cession[1]	(21,510)

Total reconciling items	359,729

Reinsurance recoverable on the consolidated balance sheet	$1,694,807

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
4. Asbestos and Environmental Losses and Loss Adjustment Expenses
Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$443,055	$469,199
Less ceded unpaid losses and ALAE	94,817	92,418

Net unpaid losses and ALAE, beginning of period	348,238	376,781
Net losses and ALAE incurred	—	—
Net paid losses and ALAE	7,207	9,598

Net unpaid losses and ALAE, end of period	341,031	367,183
Add ceded unpaid losses and ALAE	88,565	93,895

Gross unpaid losses and ALAE, end of period	$429,596	$461,078

	2007	2006
Environmental
Gross unpaid losses and ALAE, beginning of period	$110,636	$111,536
Less ceded unpaid losses and ALAE	37,103	37,293

Net unpaid losses and ALAE, beginning of period	73,533	74,243
Net losses and ALAE incurred	—	—
Net paid losses and ALAE	936	1,768

Net unpaid losses and ALAE, end of period	72,597	72,475
Add ceded unpaid losses and ALAE	33,476	35,334

Gross unpaid losses and ALAE, end of period	$106,073	$107,809

The Company also maintains reserves for other latent exposures such as those associated with silica, gas and vapors, lead, mold, chemical, welding fumes and pesticides of $21,154 and $21,758, net of reinsurance, at March 31, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5. Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Premiums written:
Direct	$315,800	$310,368
Assumed from other companies, pools and associations	11,131	36,833
Ceded to other companies, pools and associations	(44,484)	(51,857)

Net premiums written	$282,447	$295,344

Premiums earned:
Direct	$309,445	$282,683
Assumed from other companies, pools and associations	30,330	14,967
Ceded to other companies, pools and associations	(46,068)	(50,931)

Premiums earned	$293,707	$246,719

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2007	2006
Reinsurance recoverable on unpaid losses and LAE	$1,639,431	$1,662,993
Reinsurance receivable on paid losses and LAE	55,376	70,933

Total reinsurance recoverable	$1,694,807	$1,733,926

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $44,589 and $42,777 at March 31, 2007 and December 31, 2006, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Three Months Ended
	March 31,
	2007	2006
Investment income	$(4,152)	$(4,818)
Losses and LAE	(3,387)	(3,379)

Income before income taxes	$(765)	$(1,439)

At March 31, 2007, reinsurance recoverable includes $403,527 and $391,825 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $490,999 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.
Prospective corporate aggregate reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2007	2006
Ceded losses and LAE	$—	$—
Less: funds held interest charged to investment income	631	909

Decrease in income before income taxes	$(631)	$(909)

The above activity arises from one prospective contract. The reinsurance recoverable and funds held balances in respect of such contract were $36,027 and $32,340, respectively, at March 31, 2007 ($37,651 and $33,333, respectively, at December 31, 2006).
Retroactive corporate aggregate reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2007	2006
Increase in reinsurance recoverable due from insurers	$—	$—
Less: related premiums paid	—	—

Income deferred during the period	—	—
Amortization of deferred income	(3,387)	(3,379)

Decrease in deferred income	(3,387)	(3,379)
Deferred income on retroactive reinsurance—beginning of period	168,018	184,498

Deferred income on retroactive reinsurance—end of period	$164,631	$181,119

Funds held interest charged to investment income	$3,521	$3,909

The above activity arises from two retroactive contracts. The reinsurance recoverable and funds held balances in respect of the first contract were $372,577 and $209,905, respectively, at March 31, 2007 ($372,577 and $206,384, respectively, at December 31, 2006). There were no reinsurance recoverable or funds held balances in respect of the second contract at March 31, 2007 and December 31, 2006 as the Company has reduced the funds held balance to offset the reinsurance recoverable balance pursuant to a commutation provision contained in the contract. For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 9, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6. Investments
Derivative transactions and short-sale obligations
In the three months ended March 31, 2007, the Company purchased $10,012 of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries, bringing the total cost of credit default swaps held at March 31, 2007 to $87,633 ($77,621 at December 31, 2006). The fair value of the credit default swaps was $37,383 and $16,702, at March 31, 2007 and December 31, 2006, respectively, and is included in other invested assets on the consolidated balance sheets. These credit default swaps serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate.
In July 2004 and January 2005, as an economic hedge against a decline in the U.S. equity markets, the Company executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $300,000. Simultaneously, the Company purchased two-year S&P Index call options (“Options”) limiting the potential loss on the future purchase of the SPDRs. The total cost of the Options purchased through December 31, 2006, was $10,117. Certain of these Options expired in January 2007 and replacement six-month Options, which will expire in July 2007, were purchased at a cost of $11,756. The Options limit the potential loss to the Company upon purchase of the SPDRs to approximately $87,000. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at March 31, 2007 amounted to a liability of $376,433 ($375,558 at December 31, 2006) and an asset of $7,954 ($9,925 at December 31, 2006), respectively.
In June 2006, as an economic hedge against a rising interest rate environment and deteriorating conditions in the residential housing market, the Company sold short securities of certain U.S. mortgage insurance companies totaling $24,931. The obligation to purchase the securities is included, at fair value, in short-sale obligations on the consolidated balance sheet and amounted to $24,253 and $24,605, at March 31, 2007 and December 31, 2006, respectively.
In connection with the short-sale transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded at fair value in assets pledged for short-sale obligations on the consolidated balance sheets. At March 31, 2007, the fair value of the assets pledged for the short-sale obligations totaled $532,990 ($535,594 at December 31, 2006).
Changes in the fair value for the transactions described above and other derivatives have been included in realized investment gains in the consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2007	2006
Credit default swaps	$10,669	$(6,859)
Short-sale transactions and related options	(4,325)	(15,356)
Hybrid financial instruments	(3,488)	—
Warrants, swaps and other derivatives	(1,236)	(342)

Realized investment gains (losses)	$1,620	$(22,557)

The Company also incurs additional expense in an amount equal to the dividend earnings on the short-sale obligations. Dividend earnings on the short-sale obligations amounted to $1,480 and $1,377 for the three months ended March 31, 2007 and 2006, respectively, and are recorded as an investment expense on the consolidated statements of income.
Other investment transactions
On March 15, 2007, the Company sold its 1.1% ownership interest in Odyssey Re Holdings Corp., an affiliated equity method investee, to TIG Insurance Company, a Fairfax affiliate, for proceeds of $30,160 and a realized investment gain of $8,300. The transaction was completed at fair market value.

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
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. In April 2007, the plaintiff’s RICO and antitrust claims again were dismissed without prejudice. Plaintiffs have indicated that they intend to file an amended case statement by the May 7, 2007 deadline. The Company and US Fire continue to vigorously defend the action.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
8. Segment Reporting
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Property	$70,039	$48,785
Workers’ compensation	63,843	74,800
General liability	61,750	53,029
Commercial automobile	53,845	49,862
Commercial multi-peril	16,670	12,340
Other	27,560	7,903

Total premiums earned	$293,707	$246,719

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
Accident year losses and LAE:
Property	$47,198	67.4%	$30,837	63.2%
Workers’ compensation	53,946	84.5%	60,131	80.4%
General liability	44,067	71.4%	40,082	75.6%
Commercial automobile	35,335	65.6%	30,528	61.2%
Commercial multi-peril	9,862	59.2%	7,481	60.6%
Other	15,539	56.4%	2,386	30.2%

Total accident year losses and LAE	205,947	70.1%	171,445	69.5%
Prior years’ loss development	(12,487)	(4.2)	(2,433)	(1.0)

Calendar year losses and LAE	$193,460	65.9%	$169,012	68.5%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.
9. Subsequent Event
On April 23, 2007, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300.0 million aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company is also soliciting consents (the “Consent Solicitation”) to adopt proposed amendments (the “Proposed Amendments”) to the indenture under which the 2013 Notes were issued that would eliminate substantially all restrictive covenants and certain event of default provisions. If all of the 2013 Notes are validly tendered in the Tender Offer and Consent Solicitation, the Company expects to pay total consideration of approximately $330.4 million to purchase the 2013 Notes and, in addition, to pay accrued and unpaid interest of approximately $12.3 million. The Company’s obligation to accept for purchase and to pay for the 2013 Notes validly tendered in the Tender Offer is subject to the satisfaction of certain conditions, including, among other things, the consummation of the sale of the 2017 Notes (as defined below). The Company expects payments for the purchase of the 2013 Notes pursuant to the Tender Offer to be funded with the proceeds from the sale of the 2017 Notes and available cash on hand.
Also on April 23, 2007, the Company agreed, subject to certain conditions, to sell pursuant to a private offering (the “Offering”) $330.0 million of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) of the Company at an issue price of 100%. The 2017 Notes will be redeemable at the option of the Company beginning May 1, 2012, at prices set forth in the indenture that will govern the 2017 Notes. Net proceeds of the Offering to the Company, after commissions and expenses, are estimated to be approximately $325.2 million. The closing of the Offering is conditioned upon the receipt of consents from holders of a majority of the outstanding principal amount of the 2013 Notes to adopt the Proposed Amendments, and the effectiveness of such amendments, in connection with the Tender Offer and Consent Solicitation. The 2017 Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The Company expects that the consummation of the Offering and the purchase of 2013 Notes pursuant to the Tender Offer and Consent Solicitation will occur on May 7, 2007.

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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
All dollar amounts are in thousands, unless otherwise indicated.
Statements Regarding Forward-Looking Information
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:
•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Competitive conditions in the insurance market;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Inability to realize the Company’s investment objectives;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it ;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations;

•	Exposure to credit risks on novated policies; and

•	Limited ability to borrow.

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2007. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.
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
The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 9, 2007.
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
No adjustment was made to asbestos, environmental or other latent reserves in the three months ended March 31, 2007. In 2006 and 2005, based on the Company’s internal actuarial review, the Company strengthened its asbestos, environmental and other latent reserves by $33,897 and $44,646, respectively. In 2004, the Company engaged an independent actuarial firm to conduct a ground-up study of the Company’s asbestos reserves and based on the results of such study, together with the Company’s internal actuarial review, asbestos, environmental and other latent reserves were increased by $100,542 in that year.

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
No other than temporary impairments were recorded for the three months ended March 31, 2007 and 2006. See “Liquidity and Capital Resources — Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
At March 31, 2007 and December 31, 2006, reinsurance recoverable was $1,694,807 and $1,733,926, net of reserves for uncollectible reinsurance of $44,589 and $42,777, respectively. The provision for uncollectible reinsurance for both the three months ended March 31, 2007 and 2006 was $2,000. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including undistributed income of foreign investments, net operating losses, deferred gain on retroactive reinsurance, loss reserve discounting and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income. The Company’s current projections of future taxable income are based on assumptions of modest business growth and relatively stable combined ratios, with portfolio yields approximating current levels.

At March 31, 2007, there are no valuation allowances against the Company’s gross deferred tax assets of $338,682. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change. Realization of the deferred tax asset under Statement of Financial Accounting Standards (“SFAS”) No. 109 ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, and taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, persistent underwriting losses resulting from significant events such as severe natural disasters, large settlements for asbestos or environmental claims or materially lower investment results.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, property, commercial automobile, commercial multi-peril and surety. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States. The Company’s two largest producers each accounted for approximately 6% of gross premiums written for the three months ended March 31, 2007.
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
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The property and casualty market has experienced increased competition since 2003. Through 2004 and 2005, property risks generally were written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005. The casualty market continued to see an acceleration of softening market conditions in 2006, particularly in respect of workers’ compensation policies in California and more recently, pricing pressure for casualty accounts has intensified countrywide, particularly for larger accounts. While property market conditions improved significantly in the first three quarters of 2006 in the wake of the 2005 hurricane activity, the market began to soften in the fourth quarter of 2006, fueled by the mild hurricane season and this market softening continued through the first quarter of 2007 with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business. In the first three months of 2007, renewal pricing in the Company’s casualty lines continued to decline by single digits while renewal pricing in the Company’s property lines remained stable. The increased market competition has made it particularly challenging to acquire new accounts at adequate prices. New business in the first quarter of 2007 declined by approximately 28% in the casualty lines and 7% in the property lines as compared to new business written in the first quarter of 2006.
Effective April 1, 2007, Seneca placed its property catastrophe reinsurance treaty. The expiring treaty provided coverage of $25 million in excess of $5 million per occurrence for an annual premium of $2,625. The new treaty provides coverage of $40 million in excess of $5 million per occurrence for an annual premium of $2,829. Seneca is obliged to reinstate any limits used at 100% of the original premium.
Effective May 1, 2007, the Company placed its property catastrophe treaty (excluding Seneca). The expiring treaty provided coverage of $210 million in excess of $40 million per occurrence. The Company’s participation in the $210 million of coverage was $22,653 and the premium for the coverage, net of Company participation, was approximately $60 million. The new treaty provides coverage of $100 million in excess of $100 million per occurrence for an annual premium of $18 million. The Company is obliged to reinstate any limits used at 100% of the original premium. The Company is also in the market to purchase coverage of $100 million in excess of $200 million per occurrence for California earthquake only for an estimated annual premium of $7 million. The decision to increase the retention and purchase less coverage was based on the Company’s reduced property exposures in catastrophe-prone zones and the expected cost of property catastrophe reinsurance at lower attachment points.
The Company also placed its workers’ compensation catastrophe treaty effective April 1, 2007 and its property per insured/risk treaties effective May 1, 2007 on substantially the same terms as the expiring contracts.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Gross premiums written	$326,931	$347,201

Net premiums written	$282,447	$295,344

Premiums earned	$293,707	$246,719
Losses and LAE	193,460	169,012
Underwriting expenses	84,754	70,258

Underwriting income	15,493	7,449
Investment income and realized investment gains and losses	49,887	178,280
Interest and other expense	7,485	10,905

Income before income taxes and equity in earnings of investees	57,895	174,824
Income tax expense	19,407	60,320

Income before equity in earnings of investees	38,488	114,504
Equity in earnings of investees, net of tax	4,365	1,859

Net income	$42,853	$116,363

Loss and LAE ratio	65.9%	68.5%
Underwriting expense ratio	28.8	28.5

Combined ratio	94.7%	97.0%

The decrease in net income in the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to lower investment earnings, partially offset by improved underwriting results. Specifically, net income in the first quarter of 2006 was positively affected by a $106,578 gain on the sale of Zenith National Insurance Corp. (“Zenith”) common stock. The combined ratio improved to 94.7% in 2007 from 97.0% in 2006, primarily attributable to favorable development of prior years’ losses and LAE.
Underwriting results
Gross premiums written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Property	$82,980	$87,101	$(4,121)	(4.7)%
Workers’ compensation	66,848	82,594	(15,746)	(19.1)%
General liability	76,983	82,724	(5,741)	(6.9)%
Commercial automobile	54,137	65,469	(11,332)	(17.3)%
Commercial multi-peril	14,350	17,222	(2,872)	(16.7)%
Other	31,633	12,091	19,542	161.6%

Total gross premiums written	$326,931	$347,201	$(20,270)	(5.8)%

Other lines of business include the following:

	Three Months Ended March 31,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Accident and health	$26,269	$6,899	$19,370	280.8%
Personal automobile	561	897	(336)	(37.5)%
Homeowners	1,429	1,695	(266)	(15.7)%
Surety	3,374	2,600	774	29.8%

Total gross premiums written in other	$31,633	$12,091	$19,542	161.6%

For the three months ended March 31, 2007, gross premiums written decreased by $20,270, or 5.8%, as compared to the three months ended March 31, 2006. Gross premiums written excluding the accident and health line of business, which are more reflective of the Company’s core operations, declined by $39,640, or 11.6%, primarily due to the combined effects of a decline in new business of approximately 21% and modest price decreases on renewal policies, partially offset by an increase in renewal retention rates of approximately three percentage points. The decline in new business is reflective of significant price competition in the market and the Company’s commitment to disciplined underwriting and pricing standards.
Casualty gross premiums written
For the three months ended March 31, 2007, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, decreased by $32,819, or 14.2%, as compared to the three months ended March 31, 2006. The decrease was primarily due to a reduction in new business and price decreases on renewal policies, partially offset by an increase in the renewal retention rate. The casualty market experienced an acceleration of softening market conditions during 2006, particularly with respect to the California workers’ compensation business which has been affected by declining market prices as a consequence of system reforms and very favorable industry accident year results in recent years. More recently, pricing pressure for casualty classes intensified countrywide.
Property gross premiums written
For the three months ended March 31, 2007, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $6,993, or 6.7%, as compared to the three months ended March 31, 2006. The decrease was primarily due to a reduction in new business, whereas renewal retention rates and pricing on renewal policies on property lines remained level compared with the first quarter of 2006. The property market experienced a significant hardening in the first three quarters of 2006 in the wake of the 2005 hurricane activity, but showed signs of softening in the fourth quarter. This market softening, primarily driven by the mild 2006 hurricane activity, has continued through the first quarter of 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business.
Other gross premiums written
The increase in other gross premiums written was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has particularly benefited from Crum & Forster’s “A-” A.M. Best rating. The growth in accident and health gross premiums written was also partially due to relatively low gross premiums written in the first quarter of 2006.
Net premiums written
For the three months ended March 31, 2007, net premiums written decreased by $12,897, or 4.4%, as compared to the three months ended March 31, 2006. The decrease was generally in line with the decrease in gross premiums written.
Premiums earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended March 31, 2007, premiums earned increased by $46,988, or 19.0%, as compared to the three months ended March 31, 2006. The increase in premiums earned in the first quarter of 2007 relative to the decline in net premiums written is primarily attributable to the Fairmont business which the Company assumed at the start of 2006 and which therefore only contributed a relatively small portion to premiums earned in the first quarter of 2006 as compared to the first quarter of 2007. Further, accident and health premiums, which grew significantly in the first quarter of 2007, are earned as written.
Losses and loss adjustment expenses
For the three months ended March 31, 2007, the Company’s calendar period loss and LAE ratio improved to 65.9% from 68.5% for the three months ended March 31, 2006. The improvement is primarily due to higher favorable prior year loss development in the first quarter of 2007 as compared to the first quarter of 2006. The majority of the net favorable development was in the workers’ compensation line of business in accident years 2005 and 2004, partially offset by strengthening of uncollectible reinsurance reserves in older accident years. Included in prior year favorable loss development was $3,387 and $3,379 of amortization of deferred income on retroactive reinsurance contracts in the three months ended March 31, 2007 and 2006, respectively.
The accident year loss and LAE ratio was 70.1% for the first quarter of 2007 compared to 69.5% for the first quarter of 2006. The full year accident year 2006 loss ratio was 70.3%.

Underwriting expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three months ended March 31, 2007, the Company’s underwriting expense ratio was 28.8% as compared to 28.5% for the three months ended March 31, 2006.
The Company’s policy acquisition expense ratio increased to 14.6% for the three months ended March 31, 2007 from 12.7% for the three months ended March 31, 2006, primarily due to lower ceding commissions and higher direct commissions.
The Company’s other underwriting expense ratio decreased to 14.2% for the three months ended March 31, 2007 from 15.8% for the three months ended March 31, 2006. In the first quarter of 2006 the Company’s other underwriting expense ratio was negatively affected by the addition of Fairmont’s business which added to the Company’s fixed expenses but only moderately to its net earned premiums.
Investment results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Average investments, at book value[1]	$3,993,057	$3,652,945

Investment income	$35,413	$56,458
Realized investment gains	14,474	121,822
Pre-tax equity in earnings of investees	6,716	2,860
Change in unrealized investment gains and losses and foreign currency translation	(7,015)	(136,175)

Total return on investments	$49,588	$44,965

Annualized total return on investments	5.0%	4.9%

[1]	Includes cash and cash equivalents and assets pledged for short-sale obligations.
The Company manages its investment portfolio with an emphasis on total return. Total annualized rate of return was 5.0% and 4.9% for the three months ended March 31, 2007 and 2006, respectively. Funds held interest related to corporate aggregate reinsurance contracts reduced the annualized rate of return for the three months ended March 31, 2007 and 2006 by 0.4% and 0.6%, respectively. The following paragraphs discuss each component of the return on investments.
In the three months ended March 31, 2007, the decrease in investment income of $21,045, or 37.3%, was primarily due to lower earnings from HWIC Asia Fund (“HWIC”), an affiliated equity method investee, which realized significant capital gains in the first quarter of 2006. HWIC contributed $571 and $24,593 to the Company’s investment income in the three months ended March 31, 2007 and 2006, respectively.
The decrease in realized investment gains in the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to a $106,578 gain on the sale of Zenith common stock in February 2006.
The increase in pre-tax equity in earnings of investees of $3,856 in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”) and the sale of Odyssey Re Holdings Corp that contributed losses of $1,016 in the first quarter of 2006. Northbridge contributed $6,112 and $3,893 to the Company’s pre-tax equity in earnings of investees in the three months ended March 31, 2007 and 2006, respectively.
In the three months ended March 31, 2007, the change in unrealized investment gains and losses and foreign currency translation was primarily attributable to an increase in unrealized losses on the Company’s fixed income portfolio. In the three months ended March 31, 2006, the change in unrealized investment gains and losses and foreign currency translation was principally due to a $92.3 million reduction in unrealized gains on equity securities attributable to the aforementioned sale of Zenith common stock as well as an increase in unrealized losses on the Company’s fixed income portfolio.
Interest and other expense
For the three months ended March 31, 2007, interest and other expenses were $7,485 compared to $10,905 for the three months ended March 31, 2006. The lower expense was primarily due to an accrual adjustment in 2007.

Liquidity and Capital Resources
Holding company
As a holding company with no direct operations, the Company’s assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations, to pay corporate expenses and, ultimately, to repay its outstanding debt securities at maturity. On April 23, 2007, the Company commenced a cash tender offer to purchase its outstanding $300 million aggregate principal amount of 10-3/8% senior notes due 2013. The Company expects payments for the purchase of the senior notes pursuant to the tender offer to be funded with the proceeds from the sale of new senior notes due 2017 and available cash on hand. See “Part II — Other Information, Item 5. Other Information — Tender Offer, Consent Solicitation and New Senior Notes” and Note 9 to the consolidated financial statements included in “Item 1. Financial Statements”. Crum & Forster’s ability to satisfy its corporate obligations depends on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At March 31, 2007, US Fire reported statutory earned surplus of $224,959 and North River reported statutory earned surplus of $104,045. On March 29, 2007, US Fire paid a dividend in the amount of $97,300 to the company. The payment included $9,005 of HWIC Asia Fund stock at market value and $88,295 of cash. On March 29, 2007, the Company paid a cash shareholder dividend of $61,000 to Fairfax. North River has notified the New Jersey Department of Banking and Insurance of its intention to pay a shareholder dividend of $40,900 to the Company in the second quarter of 2007 based on its dividend capacity of $40,994 at December 31, 2006. After the aforementioned dividend actions, neither US Fire nor North River may pay additional dividends in 2007 without prior regulatory approval.
Cash used in financing activities was confined to dividends paid to Fairfax of $61,000 and $80,000 in the three months ended March 31, 2007 and 2006, respectively. Shareholder’s equity was $1,070,348 at March 31, 2007, as compared to $1,093,055 at December 31, 2006. The decrease was primarily the result of dividends paid to Fairfax and net unrealized investment losses partially offset by current year earnings.
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
Cash provided by operating activities of $27,222 for the three months ended March 31, 2007 remained essentially unchanged compared to cash provided by operating activities of $27,275 for the three months ended March 31, 2006. Higher underwriting expenses and income tax payments were offset by higher premium collections.
Cash used in investing activities for the three months ended March 31, 2007 was $115,036 as compared to cash provided by investing activities of $120,078 in the three months ended March 31, 2006, primarily due to lower proceeds from the sale of fixed income and equity securities and higher purchases of fixed income securities and short term investments.
Investments in available-for-sale fixed income and equity securities are summarized below:

	At March 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$2,168,049	$5,312	$133,887	$2,039,474
States, municipalities and political subdivisions	4,879	17	4	4,892
Other corporate fixed income securities	11,701	324	511	11,514

Total fixed income securities	2,184,629	5,653	134,402	2,055,880

Equity securities:
Common stocks	660,389	42,005	17,666	684,728
Preferred stocks	8,090	523	—	8,613

Total equity securities	668,479	42,528	17,666	693,341

Total available-for-sale securities	$2,853,108	$48,181	$152,068	$2,749,221

[1]	Includes U.S. Treasuries pledged for short-sale obligations at a fair value of $129,151 (cost of $134,515).

The total gross unrealized losses of $152,068 represent 6.2% of the cost or amortized cost of such securities in the aggregate. At March 31, 2007, U.S. Treasury securities accounted for substantially all of the $134,402 of gross unrealized losses in the fixed income portfolio. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At March 31, 2007, approximately $11,403, or 64.5%, of the equity portfolio gross unrealized losses was attributable to one security that has been in a loss position for less than twelve consecutive months and whose loss did not exceed 10% of its cost at March 31, 2007. The remaining balance of the unrealized losses was attributable to five securities, one of which had an unrealized loss in excess of 10% of its cost. None of these five securities has been in a loss position for greater than twelve consecutive months and the Company has the intent and ability to hold such securities for a period of time sufficient to allow a market recovery.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At March 31, 2007 and December 31, 2006, 92.9% and 92.0% of the Company’s fixed income securities were rated investment grade, respectively.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $295,637 and $307,818 at March 31, 2007 and December 31, 2006, respectively, and are included in other invested assets on the consolidated balance sheets. For the three months ended March 31, 2007 and 2006, earnings of equity method investees were $9,841 and $28,012, respectively. Earnings of investment companies and similar equity method investees of $3,125 and $25,152, in the three months ended March 31, 2007 and 2006, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $6,716 and $2,860 in the three months ended March 31, 2007 and 2006, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all equity method investees were $1,278 and $1,255 in the three months ended March 31, 2007 and 2006, respectively.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its hybrid financial instruments, which are comprised of convertible bonds, effective with its adoption of SFAS 155 on January 1, 2007. Prior to January 1, 2007, the Company bifurcated its hybrid financial instruments and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,447 to reclassify unrealized investment gains associated with the host instruments, net of tax, to opening retained earnings. At March 31, 2007, the fair value of the Company’s hybrid financial instruments was $144,763. For the three months ended March 31, 2007, the Company recorded a realized investment loss of $3,488 as a result of changes in the fair value of the hybrid financial instruments.
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
All dollar amounts are in thousands, unless otherwise indicated.
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
Interest Rate Risk
At March 31, 2007, Crum & Forster’s investment portfolio included $2,200,643 of fixed income securities, including $129,151 of assets pledged for short-sale obligations and $144,763 of hybrid financial instruments that are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At March 31, 2007
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,769,225	$568,582	25.8%
100 basis point decline	$2,461,145	$260,502	11.8%
Base scenario	$2,200,643	$—	—
100 basis point increase	$1,984,279	$(216,364)	(9.8)%
200 basis point increase	$1,799,123	$(401,520)	(18.2)%
As an economic hedge against a rising interest rate environment, the Company has sold short securities of certain U.S. mortgage insurers totaling approximately $25,000. A hypothetical 10% decrease in the price of these securities would result in approximately a $2,500 decrease in the obligations to purchase the securities sold.
Equity Price Risk
At March 31, 2007, the Company’s investment portfolio included $693,341 of equity securities. Marketable equity securities, which represented approximately 18% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, are exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $69,334 in the fair value of the equity portfolio at March 31, 2007. At December 31, 2006, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $66,772 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is the result of the increase in the value of the equity portfolio from $667,718 at December 31, 2006 to $693,341 at March 31, 2007.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales totaling approximately $300,000 of Standard & Poor’s Depositary Receipts (“SPDRs”). The Company has purchased six-month S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $87,000. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At March 31, 2007, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $401,142, or 10.2%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated and Indian rupee denominated securities, which represented 4.7% and 1.6%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $40,114 at March 31, 2007. At December 31, 2006, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $36,803 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.
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
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. In April 2007, the plaintiff’s RICO and antitrust claims again were dismissed without prejudice. Plaintiffs have indicated that they intend to file an amended case statement by the May 7, 2007 deadline. The Company and US Fire continue to vigorously defend the action.

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
ITEM 5. OTHER INFORMATION
Tender Offer, Consent Solicitation and New Senior Notes
On April 23, 2007, the Company commenced a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300.0 million aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company is also soliciting consents (the “Consent Solicitation”) to adopt proposed amendments (the “Proposed Amendments”) to the indenture under which the 2013 Notes were issued that would eliminate substantially all restrictive covenants and certain event of default provisions. If all of the 2013 Notes are validly tendered in the Tender Offer and Consent Solicitation, the Company expects to pay total consideration of approximately $330.4 million to purchase the 2013 Notes and, in addition, to pay accrued and unpaid interest of approximately $12.3 million. The Company’s obligation to accept for purchase and to pay for the 2013 Notes validly tendered in the Tender Offer is subject to the satisfaction of certain conditions, including, among other things, the consummation of the sale of the 2017 Notes (as defined below). The Company expects payments for the purchase of the 2013 Notes pursuant to the Tender Offer to be funded with the proceeds from the sale of the 2017 Notes and available cash on hand.
Also on April 23, 2007, the Company agreed, subject to certain conditions, to sell pursuant to a private offering (the “Offering”) $330.0 million of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) of the Company at an issue price of 100%. The 2017 Notes will be redeemable at the option of the Company beginning May 1, 2012, at prices set forth in the indenture that will govern the 2017 Notes. Net proceeds of the Offering to the Company, after commissions and expenses, are estimated to be approximately $325.2 million. The closing of the Offering is conditioned upon the receipt of consents from holders of a majority of the outstanding principal amount of the 2013 Notes to adopt the Proposed Amendments, and the effectiveness of such amendments, in connection with the Tender Offer and Consent Solicitation. The 2017 Notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The Company expects that the consummation of the Offering and the purchase of 2013 Notes pursuant to the Tender Offer and Consent Solicitation will occur on May 7, 2007.
Changes to Board of Directors
Mr. Frank B. Bennett retired as a director of the Company, chairman of its audit committee and a member of its compensation committee effective March 30, 2007. Each of Mr. Robert J. Gunn and Mr. Bradley P. Martin were elected to the board of directors of the Company as of March 30, 2007. Mr. Gunn was also elected as a member of the audit committee and compensation committee. In addition, Mr. Paul Murray was elected chairman of the audit committee. A Form 8-K was not required to be filed in connection with these changes to the board of directors of the Company.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: May 3, 2007	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: May 3, 2007	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 10.40	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and The North River Insurance Company effective as of January 1, 2005.

* 10.41	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Crum & Forster Insurance Company effective as of January 1, 2005.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 9, 2007).

*	Filed herewith