Form 10-Q
period 2007-06-30
CRUM & FORSTER HOLDINGS CORP
filed 2007-08-03
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
June 30, 2007	333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 2, 2007
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,903,384 and $2,087,065 in 2007 and 2006, respectively)	$1,725,724	$1,984,242
Equity securities, at fair value (cost of $668,819 and $640,880 in 2007 and 2006, respectively)	715,678	667,718
Other invested assets	394,734	357,849
Hybrid financial instruments, at fair value	140,069	—
Short-term investments at cost, which approximates fair value	37,220	14,130

Total investments	3,013,425	3,023,939
Cash and cash equivalents	311,624	366,743
Assets pledged for short-sale obligations	595,636	535,594
Accrued investment income	35,576	34,581
Premiums receivable	249,708	249,913
Reinsurance recoverable	1,407,409	1,479,331
Reinsurance recoverable from affiliates	253,769	254,595
Prepaid reinsurance premiums	22,910	25,430
Deferred income taxes	318,862	285,902
Deferred policy acquisition costs	84,720	83,964
Other assets	84,671	103,562

Total assets	$6,378,310	$6,443,554

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,317,465	$3,371,549
Unearned premiums	566,888	576,182
Funds held under reinsurance contracts	246,101	243,316
Accounts payable and other liabilities	278,225	298,101
Deferred income on retroactive insurance	161,244	168,018
Short-sale obligations	447,061	400,163
Long-term debt	312,564	293,170

Total liabilities	5,329,548	5,350,499

Commitments and contingencies (Note 8)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive loss, net of tax	(61,294)	(36,978)
Retained earnings	369,063	389,040

Total shareholder’s equity	1,048,762	1,093,055

Total liabilities and shareholder’s equity	$6,378,310	$6,443,554

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
REVENUES
Premiums earned	$306,821	$264,828	$600,528	$511,547
Investment income	39,517	92,821	74,930	149,279
Realized investment gains and losses	(11,067)	9,716	3,407	131,538

Total revenues	335,271	367,365	678,865	792,364

EXPENSES
Losses and loss adjustment expenses	201,690	181,681	395,150	350,693
Policy acquisition costs	42,705	37,546	85,682	68,779
Other underwriting expenses	39,723	41,597	81,500	80,622
Interest expense	7,604	8,243	15,864	16,484
Costs related to early retirement of debt	21,188	—	21,188	—
Other expense (income), net	586	1,580	(189)	4,244

Total expenses	313,496	270,647	599,195	520,822

Income before income taxes and equity in earnings of investees	21,775	96,718	79,670	271,542
Income tax expense	6,800	33,145	26,207	93,465

Income before equity in earnings of investees	14,975	63,573	53,463	178,077
Equity in earnings of investees, net of tax	3,730	4,210	8,095	6,069

NET INCOME	$18,705	$67,783	$61,558	$184,146

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance, beginning of period	(36,978)	53,443
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	(10,146)	—
Unrealized investment losses, net of transfers to realized investment gains and losses	(24,113)	(157,398)
Foreign currency translation	9,943	5,070

Balance, end of period	(61,294)	(98,885)

RETAINED EARNINGS
Balance, beginning of period	389,040	166,757
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155 and equity method investee adoption of FASB Interpretation No. 48	9,465	—
Net income	61,558	184,146
Dividends to shareholder	(91,000)	(90,000)

Balance, end of period	369,063	260,903

TOTAL SHAREHOLDER’S EQUITY	$1,048,762	$903,011

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Unaudited)
NET INCOME	$18,705	$67,783	$61,558	$184,146

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(28,576)	(105,572)	(37,097)	(242,150)
Foreign currency translation	13,791	7,397	15,297	7,800

Other comprehensive loss for the period, before tax	(14,785)	(98,175)	(21,800)	(234,350)

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit from unrealized investment gains and losses	10,002	36,949	12,984	84,752
Deferred income tax expense from foreign currency translation	(4,827)	(2,589)	(5,354)	(2,730)

Total deferred income tax benefit for the period	5,175	34,360	7,630	82,022

Other comprehensive loss for the period, net of tax	(9,610)	(63,815)	(14,170)	(152,328)

COMPREHENSIVE INCOME	$9,095	$3,968	$47,388	$31,818

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Net income	$61,558	$184,146
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(4,540)	(5,177)
Realized investment gains	(3,407)	(131,538)
Earnings of equity method investees, net of dividends	(9,860)	(6,789)
Undistributed income of investment funds	(8,786)	(88,611)
Depreciation and amortization	1,577	1,637
Deferred income tax benefit	(24,963)	(14,057)
Costs related to early retirement of debt	9,216	—
Other non-cash net income adjustments	5,564	12,877
Changes in:
Accrued investment income	(995)	(2,974)
Premiums receivable	205	(15,107)
Reinsurance recoverable	63,195	121,421
Prepaid reinsurance premiums	2,520	1,452
Deferred policy acquisition costs	(756)	(13,002)
Other assets	(821)	7,338
Unpaid losses and loss adjustment expenses	(54,084)	(110,697)
Unearned premiums	(9,294)	81,353
Accounts payable and other liabilities	(13,564)	(20,795)

Net cash from operating activities	12,765	1,477

INVESTING ACTIVITIES
Purchases of fixed income securities	(149,214)	(134,214)
Proceeds from sales of fixed income securities	209,152	308,240
Proceeds from maturities of fixed income securities	2,025	58,945
Purchases of equity securities	(135,590)	(187,392)
Proceeds from sales of equity securities	114,062	228,581
Purchases of other invested assets	(24,040)	(5,975)
Proceeds from sales of other invested assets	39,391	140,179
Proceeds from sales of hybrid financial instruments	2,259	—
Purchases of short term investments	(74,758)	—
Proceeds from sales of short term investments	51,668	—
Proceeds from short-sale obligations	25,011	24,931
Cash pledged for short-sale obligations	(47,289)	(62,978)
Purchases of fixed assets	(408)	(324)

Net cash from investing activities	12,269	369,993

FINANCING ACTIVITIES
Dividends to shareholder	(91,000)	(90,000)
Issuance of 7 3/4% long-term debt	330,000	—
Repayment of 10 3/8% long-term debt	(295,730)	—
New debt issuance costs	(23,423)	—

Net cash from financing activities	(80,153)	(90,000)
Net change in cash and cash equivalents	(55,119)	281,470
Cash and cash equivalents, beginning of period	366,743	245,441

Cash and cash equivalents, end of period	$311,624	$526,911

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,324	$15,563

Cash paid to parent for income taxes	$43,261	$69,746

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
1.	Organization and Basis of Presentation

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007.

The interim financial data at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments that are necessary for a fair presentation of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2007 presentation.

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

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and although its adoption did not have a direct impact on the Company’s results of operations or financial position, adoption of FIN 48 by one of the Company’s equity method investees resulted in the Company recording a cumulative adjustment of $681, net of tax, to opening retained earnings.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its hybrid financial instruments, which are comprised of convertible bonds, effective with its adoption of SFAS 155 on January 1, 2007. Prior to January 1, 2007, the Company bifurcated its hybrid financial instruments and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, inclusive of an adjustment of $301 in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. At June 30, 2007, the fair value of the Company’s hybrid financial instruments was $140,069.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross unpaid losses and LAE, beginning of period	$3,364,042	$3,640,968	$3,371,549	$3,673,034
Less ceded unpaid losses and LAE	1,335,078	1,646,972	1,355,253	1,682,768

Net unpaid losses and LAE, beginning of period	2,028,964	1,993,996	2,016,296	1,990,266

Losses and LAE incurred related to:
Current period	216,002	183,990	421,949	355,435
Prior years	(14,312)	(2,309)	(26,799)	(4,742)

Total losses and LAE incurred	201,690	181,681	395,150	350,693

Losses and LAE paid related to:
Current period	48,707	28,378	64,328	36,484
Prior years	152,386	130,832	317,557	288,008

Total losses and LAE paid	201,093	159,210	381,885	324,492

Net unpaid losses and LAE, end of period	2,029,561	2,016,467	2,029,561	2,016,467
Add ceded unpaid losses and LAE	1,287,904	1,545,870	1,287,904	1,545,870

Gross unpaid losses and LAE, end of period	$3,317,465	$3,562,337	$3,317,465	$3,562,337

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

June 30,
2007
Ceded unpaid losses and LAE in the table above	$1,287,904

Reconciling items:
Reinsurance receivable on paid losses and LAE	72,308
Unamortized retroactive reinsurance recoverable	322,476
Loss sensitive cession[1]	(21,510)

Total reconciling items	373,274

Reinsurance recoverable on the consolidated balance sheet	$1,661,178

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$429,596	$461,078	$443,055	$469,199
Less ceded unpaid losses and ALAE	88,565	93,895	94,817	92,418

Net unpaid losses and ALAE, beginning of period	341,031	367,183	348,238	376,781
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	12,077	10,396	19,284	19,994

Net unpaid losses and ALAE, end of period	328,954	356,787	328,954	356,787
Add ceded unpaid losses and ALAE	92,426	84,965	92,426	84,965

Gross unpaid losses and ALAE, end of period	$421,380	$441,752	$421,380	$441,752

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Environmental
Gross unpaid losses ALAE, beginning of period	$106,073	$107,809	$110,636	$111,536
Less ceded unpaid losses and ALAE	33,476	35,334	37,103	37,293

Net unpaid losses and ALAE, beginning of period	72,597	72,475	73,533	74,243
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	8,034	2,223	8,970	3,991

Net unpaid losses and ALAE, end of period	64,563	70,252	64,563	70,252
Add ceded unpaid losses and ALAE	32,250	35,491	32,250	35,491

Gross unpaid losses and ALAE, end of period	$96,813	$105,743	$96,813	$105,743

The Company also maintains reserves for other latent exposures such as those associated with silica, gas and vapors, lead, mold, chemical, welding fumes and pesticides of $20,220 and $21,758, net of reinsurance, as of June 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Premiums written:
Direct	$335,239	$296,448	$651,039	$606,816
Assumed from other companies, pools or associations	10,356	44,951	21,487	81,784
Ceded to other companies, pools or associations	(34,288)	(42,391)	(78,772)	(94,248)

Net premiums written	$311,307	$299,008	$593,754	$594,352

Premiums earned:
Direct	$320,356	$280,531	$629,801	$563,214
Assumed from other companies, pools or associations	21,689	29,066	52,019	44,033
Ceded to other companies, pools or associations	(35,224)	(44,769)	(81,292)	(95,700)

Premiums earned	$306,821	$264,828	$600,528	$511,547

The components of the Company’s total reinsurance recoverable are summarized as follows:

	June 30,	December 31,
	2007	2006
Reinsurance recoverable on unpaid losses and LAE	$1,588,870	$1,662,993
Reinsurance receivable on paid losses and LAE	72,308	70,933

Total reinsurance recoverable	$1,661,178	$1,733,926

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $46,577 and $42,777 at June 30, 2007 and December 31, 2006, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated component):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Investment income	$(4,186)	$(4,834)	$(8,338)	$(9,652)
Losses and LAE	(3,387)	(3,435)	(6,774)	(6,814)

Decrease in income before income taxes	$(799)	$(1,399)	$(1,564)	$(2,838)

At June 30, 2007, reinsurance recoverable includes $400,433 and $391,825 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $491,292 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.
Prospective Corporate Aggregate Reinsurance
An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Ceded losses and LAE	$—	$—	$—	$—
Less: funds held interest charged to investment income	606	767	1,237	1,676

Decrease in income before income taxes	$(606)	$(767)	$(1,237)	$(1,676)

The above activity arises from one prospective contract. The reinsurance recoverable and funds held balances in respect of such contract were $32,933 and $29,850, respectively, at June 30, 2007 ($37,651 and $33,333, respectively, at December 31, 2006).
Retroactive Corporate Aggregate Reinsurance
An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(3,387)	(3,435)	(6,774)	(6,814)

Change in deferred income	(3,387)	(3,435)	(6,774)	(6,814)
Deferred income on retroactive reinsurance—beginning of period	$164,631	$181,119	$168,018	$184,498

Deferred income on retroactive reinsurance—end of period	$161,244	$177,684	$161,244	$177,684

Funds held interest charged during the period	$3,580	$4,067	$7,101	$7,976

The above activity arises from two retroactive contracts. The reinsurance recoverable and funds held balances in respect of the first contract were $372,577 and $213,486, respectively, at June 30, 2007 ($372,577 and $206,385, respectively, at December 31, 2006). There were no reinsurance recoverable or funds held balances in respect of the second contract at June 30, 2007 and December 31, 2006 as the Company has reduced the funds held balance to offset the reinsurance recoverable balance pursuant to a commutation provision contained in the contract. For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6.	Investments and Short-Sale Obligations

Derivative Transactions and Short-Sale Obligations

In the six months ended June 30, 2007, the Company purchased $10,012 of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries, bringing the total cost of credit default swaps held at June 30, 2007 to $87,633 ($77,621 at December 31, 2006). The fair value of the credit default swaps was $38,523 and $16,702, at June 30, 2007 and December 31, 2006, respectively, and is included in other invested assets on the consolidated balance sheets. The notional value of the credit default swaps was $5.1 billion and $4.2 billion, at June 30, 2007 and December 31, 2006, respectively, with an average term to expiration of 4.2 years as of June 30, 2007. These credit default swaps serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate.

In June 2007, as an economic hedge against a rising interest rate environment, the Company sold short securities of certain U.S. financial guarantee insurance companies totaling $25,012. The Company also holds short positions of securities of certain U.S. mortgage insurance companies as an economic hedge against rising interest rates and deteriorating conditions in the residential housing market. The obligation to purchase these securities is included, at fair value, in short-sale obligations on the consolidated balance sheet and amounted to $48,766 and $24,605, at June 30, 2007 and December 31, 2006, respectively.

As protection against a decline in equity markets, the Company holds short positions in Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $300,000. The Company has purchased S&P Index call options (the “Options”) limiting the potential loss on the future purchase of the SPDRs to approximately $87,000 at June 30, 2007. The Options held at December 31, 2006 expired at a market value of $8,831 during the first quarter of 2007 and replacement options costing $11,756 were purchased. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at June 30, 2007 amounted to a liability of $398,295 ($375,558 at December 31, 2006) and an asset of $15,009 ($9,925 at December 31, 2006), respectively.

In connection with the short-sale transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded at fair value in assets pledged for short-sale obligations on the consolidated balance sheets. At June 30, 2007, the fair value of the assets pledged for the short-sale obligations totaled $595,636 ($535,594 at December 31, 2006).

The Company also has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. The fair value of the warrants at June 30, 2007 was $5,850 ($9,645 at December 31, 2006).

Changes in the fair value for the transactions described above and the Company’s hybrid financial instruments have been included in realized investment gains and losses in the consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Credit default swaps	$1,140	$2,171	$11,809	$(4,688)
Short-sale transactions and related options	(14,308)	2,207	(19,727)	(13,149)
Hybrid financial instruments	(7,529)	(4,842)	(11,017)	(4,842)
Warrants, swaps and other derivatives	(2,558)	(67)	(3,795)	(409)

Realized investment losses	$(23,255)	$(531)	$(22,730)	$(23,088)

The Company also incurs an expense in an amount equal to the dividend earnings on the short-sale obligations. Dividend earnings on the short-sale obligations amounted to $1,756 and $3,236, respectively, for the three and six months ended June 30, 2007 as compared to $1,472 and $2,849, for the three and six months ended June 30, 2006, respectively, and are recorded as an investment expense on the consolidated statements of income.
Other Investment Transactions
On March 15, 2007, the Company sold its 1.1% ownership interest in Odyssey Re Holdings Corp., an affiliated equity method investee, to TIG Insurance Company, a subsidiary of Fairfax, for proceeds of $30,160 and a realized investment gain of $8,300. The transaction was completed at fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
Equity Method Investee
The Company’s investment portfolio includes investments accounted for using the equity method, including its investment in Northbridge Financial Corporation (“Northbridge”), in which the Company holds a 15.2% interest at June 30, 2007. For the three months ended June 30, 2007, Northbridge was a significant subsidiary as defined in the SEC’s Regulation S-X. The Company’s aggregate share of Northbridge’s statement of income for the three months ended June 30, 2007, is summarized as follows:

Three Months Ended
June 30, 2007
Total revenues	$42,966
Total expenses	$34,373
Income from continuing operations	$8,593
Net income	$5,655
7.	Long-Term Debt

Long-term debt, net of unamortized discount, is comprised as follows:

	June 30,	December 31,
	2007	2006
7-3/4% Senior Notes due 2017	$308,386	$—
10-3/8% Senior Notes due 2013	4,178	293,170

Total	$312,564	$293,170

On May 7, 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. The 2017 Notes are redeemable at the option of the Company beginning May 1, 2012, at prices set forth in the indenture governing the 2017 Notes. Net proceeds of the Offering to the Company, after commissions and expenses, were approximately $325,100. In connection with the sale of the 2017 Notes, the Company entered into a registration rights agreement under which the Company agreed to use its reasonable best efforts to register with the SEC notes having substantially the same terms as the 2017 Notes, as part of an offer to exchange freely tradeable exchange notes for the 2017 Notes. The Company filed a registration statement on Form S-4 with the SEC, in connection with the exchange offer, on June 29, 2007, which was declared effective by the SEC on July 13, 2007. The Company expects the exchange offer to be completed by the end of August 2007.
On May 21, 2007, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300,000 aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company entered into a supplemental indenture eliminating substantially all restrictive covenants and certain event of default provisions contained in the indenture under which the 2013 Notes were issued. Pursuant to the Tender Offer, all but $4,270 aggregate principal amount of the 2013 Notes were purchased and cancelled. The Company paid total consideration of approximately $325,700 to purchase the 2013 Notes tendered and, in addition, paid accrued and unpaid interest of approximately $12,100. The purchase of the 2013 Notes was funded with proceeds from the sale of the aforementioned 2017 Notes and available cash on hand.
For the six months ended June 30, 2007, the Company recognized costs related to the early retirement of its 2013 Notes of $21,188, which were comprised of premium payments, related fees and expenses and write-off of unamortized deferred financing costs. For the six months ended June 30, 2007 and 2006, total interest expense on the notes was $15,864 and $16,484, respectively, including amortization of related deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
8.	Commitments and Contingencies

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

The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. In April 2007, the plaintiffs’ RICO and antitrust claims were again dismissed without prejudice. Plaintiffs filed their amended petition on May 22, 2007. The Crum & Forster entities continue to be named as defendants. Defendants filed their renewed motions to dismiss on June 21, 2007. Plaintiffs filed responses to the motions by July 19, 2007 and defendants filed replies by July 31, 2007. The Court issued a statement on July 20, 2007 indicating oral arguments likely will not be conducted. Crum & Forster Holdings Corp. and US Fire intend to vigorously defend the action.

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
General liability	$59,876	$59,248	$121,626	$112,277
Workers’ compensation	69,299	65,071	133,142	139,871
Commercial automobile	53,234	49,908	107,079	99,770
Property	72,391	62,072	142,430	110,857
Commercial multi-peril	19,373	13,992	36,043	26,332
Other	32,648	14,537	60,208	22,440

Total premiums earned	$306,821	$264,828	$600,528	$511,547

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Accident year loss and LAE ratios:
General liability	$39,358	65.7%	$41,457	70.0%	$83,425	68.6%	$79,053	70.4%
Workers’ compensation	49,376	71.3%	48,457	74.5%	103,322	77.6%	108,588	77.6%
Commercial automobile	35,056	65.9%	32,433	65.0%	70,391	65.7%	62,961	63.1%
Property	57,681	79.7%	43,372	69.9%	104,879	73.6%	74,209	66.9%
Commercial multi-peril	12,901	66.6%	8,139	58.2%	22,763	63.2%	15,620	59.3%
Other	21,630	66.3%	10,132	69.7%	37,169	61.7%	15,004	66.9%

Total accident year losses and LAE	216,002	70.4%	183,990	69.5%	421,949	70.3%	355,435	69.5%
Prior years’ loss development	(14,312)	(4.7)%	(2,309)	(0.9)%	(26,799)	(4.5)%	(4,742)	(0.9)%

Calendar year losses and LAE	$201,690	65.7%	$181,681	68.6%	$395,150	65.8%	$350,693	68.6%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.
10.	Accounting Adjustments in Respect of Certain Investments

During the second quarter of 2006, the Company identified certain adjustments associated with its accounting for investments. The adjustments relate principally to three areas: (1) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge and HWIC Asia Fund (“HWIC”); (2) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; and (3) embedded derivatives mark-to-market — the Company did not properly reflect the mark to market through earnings of derivative features embedded in convertible bonds pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements.

Management evaluated the financial impact of the aforementioned accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the second quarter of 2006 or any prior period. Accordingly, prior period financial statements were not restated. Instead, the Company recorded a cumulative charge to net income in the three months ended June 30, 2006 of $5,678 pre-tax ($3,691 after- tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. In addition, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, that together with the aforementioned $3,691 charge to net income, resulted in a $3,678 increase in shareholder’s equity as of June 30, 2006.

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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
All dollar amounts are in thousands, unless otherwise indicated.
Statements Regarding Forward-Looking Information
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, but are not limited to, the following:
•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Competitive conditions in the insurance market;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Inability to realize the Company’s investment objectives;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Loss of key employees;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Prospectus filed with the SEC pursuant to rule 424(b)(3) on July 13, 2007. The information appearing under “Risk Factors” in such Prospectus is incorporated by reference into, and made a part of, Part II of this Form 10-Q.
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
The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007.
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
No adjustment was made to asbestos, environmental or other latent reserves in the six months ended June 30, 2007. In 2006 and 2005, based on the Company’s internal actuarial review, the Company strengthened its asbestos, environmental and other latent reserves by $33,897 and $44,646, respectively. In 2004, the Company engaged an independent actuarial firm to conduct a ground-up study of the Company’s asbestos reserves and based on the results of such study, together with the Company’s internal actuarial review, asbestos, environmental and other latent reserves were increased by $100,542 in that year.

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
No other than temporary impairments were recorded for the six months ended June 30, 2007. In the six months ended June 30, 2006, the Company recognized a $5,400 other than temporary impairment charge, substantially all of which was in respect of its investment in Advent Capital (Holdings) PLC (“Advent”), an affiliated company. See “Liquidity and Capital Resources – Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
At June 30, 2007 and December 31, 2006, reinsurance recoverable was $1,661,178 and $1,733,926, net of reserves for uncollectible reinsurance of $46,577 and $42,777, respectively. The provision for uncollectible reinsurance for the three and six months ended June 30, 2007 was $2,000 and $4,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including net operating losses, undistributed income of foreign investments, deferred gain on retroactive reinsurance, loss reserve discounting, and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

The Company’s current projections of future taxable income are based on assumptions of modest business growth and relatively stable combined ratios, with portfolio yields approximating current levels. The current net operating losses of $221,354 relate primarily to the Company’s debt. Under tax planning strategies allowed pursuant to Statement of Financial Accounting No. 109 (“SFAS 109”) the Company may elect to file a consolidated tax return for tax sharing purposes. The Company plans to make this election in the third quarter of 2007 and once the election is in place, it is projected that the existing and future net operating losses of the Company will be fully utilized against the operating companies income, based on positive taxable income in the loss carryback period and the assumptions discussed above.
At June 30, 2007, there are no valuation allowances against the Company’s gross deferred tax assets of $365,518. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.
Realization of the deferred tax asset under SFAS 109 ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, and taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, persistent underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including general liability, workers’ compensation, property, commercial automobile, commercial multi-peril and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States. The Company’s two largest producers accounted for approximately 6.4% and 5.2% of gross premiums written for the six months ended June 30, 2007.
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
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The property and casualty market has experienced increased competition since 2003. Through 2004 and 2005, property risks generally were written at or below expiring prices. Price increases in casualty lines slowed considerably in 2004 while casualty risks were generally written at or below expiring prices in 2005. The casualty market continued to see an acceleration of softening market conditions in 2006, particularly in respect of workers’ compensation policies in California and more recently, pricing pressure for casualty accounts has intensified countrywide, particularly for larger accounts. While property market conditions improved significantly in the first three quarters of 2006 in the wake of the 2005 hurricane activity, the market began to soften in the fourth quarter of 2006, fueled by the mild hurricane season and this market softening continued through the first six months of 2007 with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business. In the six months ended June 30, 2007, renewal pricing in the Company’s casualty lines declined by approximately 7% and renewal pricing in the Company’s property lines declined by approximately 9%. The increased market competition has made it particularly challenging to acquire new accounts at adequate prices. New business in the first six months of 2007 declined by approximately 17% in the casualty lines and approximately 11% in the property lines as compared to new business written in the first six months of 2006. The Company’s overall renewal retention rate increased by approximately three percentage points in the first six months of 2007.
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
Effective May 1, 2007, the Company placed its property catastrophe treaty (excluding Seneca). The expiring treaty provided coverage of $210 million in excess of $40 million per occurrence. The Company’s participation in the $210 million of coverage was $22,653 and the premium for the coverage, net of Company participation, was approximately $60 million. The new treaty provides coverage of $100 million in excess of $100 million per occurrence for an annual premium of $18 million. The Company is obliged to reinstate any limits used at 100% of the original premium. The Company also purchased California only earthquake coverage of $100 million in excess of $200 million per occurrence for an estimated annual premium of $7 million. The decision to increase the retention and purchase less coverage was based on the Company’s reduced property exposures in catastrophe-prone zones and the expected cost of property catastrophe reinsurance at lower attachment points.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross premiums written	$345,595	$341,399	$672,526	$688,600

Net premiums written	$311,307	$299,008	$593,754	$594,352

Premiums earned	$306,821	$264,828	$600,528	$511,547
Losses and LAE	201,690	181,681	395,150	350,693
Underwriting expenses	82,428	79,143	167,182	149,401

Underwriting income	22,703	4,004	38,196	11,453
Investment income and realized investment gains and losses	28,450	102,537	78,337	280,817
Interest and other expense	8,190	9,823	15,675	20,728
Costs related to early retirement of debt	21,188	—	21,188	—

Income before income taxes and equity in earnings of investees	21,775	96,718	79,670	271,542
Income tax expense	6,800	33,145	26,207	93,465

Income before equity in earnings of investees	14,975	63,573	53,463	178,077
Equity in earnings of investees, net of tax	3,730	4,210	8,095	6,069

Net income	$18,705	$67,783	$61,558	$184,146

Loss and LAE ratio	65.7%	68.6%	65.8%	68.6%
Underwriting expense ratio	26.9	29.9	27.8	29.2

Combined ratio	92.6%	98.5%	93.6%	97.8%

The decrease in net income in both the three and six month periods ended June 30, 2007, as compared to the corresponding prior year periods, was principally due to lower investment earnings and debt retirement costs, partially offset by improved underwriting results. In the three and six months ended June 30, 2006, the Company benefited from higher earnings from HWIC Asia Fund (“HWIC”), an affiliated equity method investee, as well as other partnership earnings. Partnership earnings in the three and six months ended June 30, 2007 were $5,621 and $8,683, respectively, compared to partnership earnings of $63,458 and $88,610, in the three and six months ended June 30, 2006, respectively. Additionally, the first quarter of 2006 was favorably affected by a $106,578 gain on the sale of Zenith National Insurance Corp. (“Zenith”) common stock.
During the second quarter of 2006, the Company identified certain adjustments associated with its accounting for investments and recorded a cumulative charge to net income in the three months ended June 30, 2006, of $5,678 pre-tax ($3,691 after-tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. For further details see Note 10 to the consolidated financial statements.
Underwriting Results
Gross Premiums Written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended June 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
General liability	$63,126	$82,271	$(19,145)	(23.3)%
Workers’ compensation	67,812	57,307	10,505	18.3%
Commercial automobile	52,516	49,471	3,045	6.2%
Property	97,569	107,814	(10,245)	(9.5)%
Commercial multi-peril	28,927	20,154	8,773	43.5%
Other	35,645	24,382	11,263	46.2%

Total gross premiums written	$345,595	$341,399	$4,196	1.2%

	Six Months Ended June 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
General liability	$140,109	$164,995	$(24,886)	(15.1)%
Workers’ compensation	134,660	139,901	(5,241)	(3.7)%
Commercial automobile	106,653	114,940	(8,287)	(7.2)%
Property	180,549	194,915	(14,366)	(7.4)%
Commercial multi-peril	43,277	37,376	5,901	15.8%
Other	67,278	36,473	30,805	84.5%

Total gross premiums written	$672,526	$688,600	$(16,074)	(2.3)%

Other lines of business include the following:

	Three Months Ended June 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Accident and health	$27,413	$16,053	$11,360	70.8%
Surety	3,949	3,973	(24)	(0.6)%
Homeowners	1,983	1,872	111	5.9%
Personal automobile	2,300	2,484	(184)	(7.4)%

Total gross premiums written in other	$35,645	$24,382	$11,263	46.2%

	Six Months Ended June 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Accident and health	$53,682	$22,952	$30,730	133.9%
Surety	7,323	6,573	750	11.4%
Homeowners	3,412	3,567	(155)	(4.3)%
Personal automobile	2,861	3,381	(520)	(15.4)%

Total gross premiums written in other	$67,278	$36,473	$30,805	84.5%

For the three months ended June 30, 2007, gross premiums written associated with the Company’s core commercial lines of business (excludes “other” lines of business in the tables above), declined by $7,067, or 2.2%, compared to the three months ended June 30, 2006, primarily due to the combined effects of a decline in new business of approximately 8% and price decreases on renewal policies of approximately 10%, partially offset by an increase in renewal retention rates of approximately two percentage points. For the six months ended June 30, 2007, gross premiums associated with core commercial lines declined by $46,879, or 7.2%, compared to the six months ended June 30, 2006, primarily due to a decline in new business of approximately 15% and price decreases on renewal policies of approximately 8%, partially offset by an increase in renewal retention rates of approximately three percentage points. The decline in new business is reflective of significant price competition in the market and the Company’s commitment to disciplined underwriting and pricing standards.
Casualty gross premiums written
For the three and six months ended June 30, 2007, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $5,595, or 3.0%, and $38,414, or 9.1%, respectively, as compared to the three months and six months ended June 30, 2006 due to a decline in new business and price decreases on renewal policies, partially offset by an increase in renewal retention rates.
The casualty market experienced an acceleration of softening market conditions during 2006, particularly with respect to the California workers’ compensation business, which has been affected by declining market prices as a consequence of system reforms and very favorable industry accident year results in recent years. More recently, pricing pressure for casualty classes intensified countrywide.
Property gross premiums written
For the three and six months ended June 30, 2007, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $1,472, or 1.2%, and $8,465, or 3.6%, respectively, as compared to the three and six months ended June 30, 2006, primarily due to a decline in new business and price decreases on renewal policies, partially offset by an increase in renewal retention rates. The property market experienced a significant hardening in the first three quarters of 2006 in the wake of the 2005 hurricane activity, but showed signs of softening in the fourth quarter. This market softening, primarily driven by the mild 2006 hurricane activity, has continued through the first six months of 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business.

Other gross premiums written
The increase in other gross premiums written in both the three and six month periods ended June 30, 2007 as compared to 2006, was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has particularly benefited from Crum & Forster’s “A-” A.M. Best rating. The growth in accident and health gross premiums written was also partially due to relatively low gross premiums written in the first quarter of 2006.
Net Premiums Written
For the three months ended June 30, 2007, net premiums written increased by $12,299, or 4.1%, compared to the three months ended June 30, 2006. For the six months ended June 30, 2007, net premiums written remained level compared to the six months ended June 30, 2006. The higher increase in net premiums written relative to gross premiums written is partly due to increased retention of property risks and corresponding reduced premium cessions, as well as the discontinuance of certain reinsurance programs related to the Fairmont business.
Premiums Earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and six months ended June 30, 2007, premiums earned increased by $41,993, or 15.9%, and $88,981,or 17.4%, respectively, as compared to the three and six months ended June 30, 2006. The higher increase in premiums earned relative to net premiums written is primarily attributable to the Fairmont business which the Company assumed at the start of 2006 and which therefore contributed only a relatively small portion to premiums earned in the first half of 2006 as compared to the first half of 2007. Further, accident and health premiums, which grew significantly in the first six months of 2007, are earned as written.
Losses and Loss Adjustment Expenses
For the three and six months ended June 30, 2007, the Company’s calendar year loss and LAE ratio improved to 65.7% and 65.8%, respectively, compared to 68.6%, for both the three and six month periods ended June 30, 2006. The improvement is primarily due to higher favorable prior year loss development in the six months ended June 30, 2007 as compared to 2006. The majority of the net favorable development was in the workers’ compensation line of business in accident years 2005 and 2004, partially offset by adverse emergence of property losses in accident year 2006. Included in prior year favorable loss development was $6,774 and $6,814 of amortization of deferred income on retroactive reinsurance contracts in the six months ended June 30, 2007 and 2006, respectively.
The accident year loss and LAE ratio remained relatively stable at 70.3% for the first six months of 2007 compared to 69.5% for the first six months of 2006. The full year accident year 2006 loss ratio was 70.3%.
Underwriting Expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three and six months ended June 30, 2007, the Company’s underwriting expense ratio was 26.9% and 27.8%, respectively, as compared to an underwriting expense ratio of 29.9% and 29.2% for the three and six months ended June 30, 2006, respectively.
The Company’s policy acquisition expense ratio decreased to 13.9% for the three months ended June 30, 2007, compared to 14.2% for the three months ended June 30, 2006. For the six months ended June 30, 2007, the policy acquisition ratio increased to 14.3% compared to 13.4% for the six months ended June 30, 2006 primarily due to lower ceding commissions paid to the Company by reinsurers and higher direct commissions.
The Company’s other underwriting expense ratio improved to 13.0% and 13.5%, respectively, for the three and six months ended June 30, 2007, compared to 15.7% and 15.8% for the three and six months ended June 30, 2006, respectively. The improvement is primarily due to the favorable impact of earnings from the Fairmont business which has grown significantly in the first half of 2007 compared to the first half of 2006 when it added to the Company’s fixed expenses, but only moderately to its net earned premiums. Additionally, the underwriting expense ratio in the three and six months ended June 30, 2006, was adversely affected by higher legal expenses.

Investment Results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average investments, including cash and cash equivalents, at book value[1]	$4,008,966	$3,734,902	$4,000,328	$3,720,240

Investment income	$39,517	$92,821	$74,930	$149,279
Realized investment (losses) gains	(11,067)	9,716	3,407	131,538
Pre-tax equity in earnings of investees	5,738	6,477	12,454	9,337
Change in unrealized investment gains (losses) and foreign currency translation	(14,785)	(98,175)	(21,800)	(234,350)

Total return on investments	$19,403	$10,839	$68,991	$55,804

Annualized total return on investments	1.9%	1.2%	3.4%	3.0%

1 Includes book value of assets pledged for short-sale obligations of $607,316 at June 30, 2007 ($538,553 at June 30, 2006).
The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. Total annualized rate of return was 1.9% and 3.4% for the three and six months ended June 30, 2007, respectively, as compared to 1.2% and 3.0% for the three and six months ended June 30, 2006, respectively. Funds held interest related to corporate aggregate reinsurance contracts reduced the rate of return for the three and six months ended June 30, 2007 by 0.5%, and by 0.5% and 0.4% in the three and six months ended June 30, 2006, respectively. The following paragraphs discuss each component of the return on investments.
For the three and six months ended June 30, 2007, the decrease in investment income of $53,304, or 57.4%, and $74,349, or 49.8%, respectively, as compared to the three and six month periods ended June 30, 2006, was primarily due to lower earnings from HWIC which realized significant capital gains in both the three and six month periods ended June 30, 2006, as well as lower earnings from other partnerships. Partnership earnings in the three and six months ended June 30, 2007 were $5,621 and $8,683, respectively, compared to partnership earnings of $63,458 and $88,610, in the three and six months ended June 30, 2006, respectively. For further details on accounting adjustments in respect of certain investments in the prior year, see Note 10 to the consolidated financial statements.
The decrease in realized investment gains of $20,783, or 213.9%, in the second quarter of 2007 as compared to the second quarter of 2006 was primarily due to realized investment losses on the change in fair value of the Company’s Standard & Poor’s Depositary Receipts (“SPDRs”), partially offset by realized investment gains on the change in fair value of the related options. The decrease in realized investment gains of $128,131, or 97.4%, in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, was primarily the result of the combined effects of gains of $106,578 on the sale of Zenith common stock and $34,260 on the sale of a corporate fixed income security in the six months ended June 30, 2006, partially offset by a $8,300 gain on the sale of the Company’s investment in Odyssey Re Holdings Corp. (“Odyssey”), an affiliated equity method investee, in the first quarter of 2007. Realized investment gains in the three and six month periods ended June 30, 2006, include a $5,400 charge for other than temporary impairments, substantially all of which was in respect of the Company’s investment in Advent, an affiliated company.
Pre-tax equity in earnings of investees was $5,738 and $12,454, and $6,477 and $9,337, for the three and six months ended June 30, 2007 and 2006, respectively. The decrease in pre-tax equity in earnings of investees in the second quarter of 2007 as compared to the second quarter of 2006 was primarily due to lower earnings from Odyssey, partially offset by higher earnings from Northbridge Financial Corporation (“Northbridge”). The Company disposed of its investment in Odyssey in the first quarter of 2007. The increase in pre-tax equity in earnings of investees in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, was principally attributable to higher earnings from Northbridge, partially offset by lower earnings from Odyssey. Northbridge contributed $5,655 and $11,767, and $4,481 and $8,374, to the Company’s pre-tax equity in earnings of investees in the three and six months ended June 30, 2007 and 2006, respectively. Northbridge’s earnings in the three month period ended June 30, 2006 were affected by equity adjustments and mark to market adjustments in respect of the derivative features embedded in convertible bonds. For further details on accounting adjustments in respect of certain investments in the prior year, see Note 10 to the consolidated financial statements.
For the three and six months ended June 30, 2007, the change in unrealized investment gains and losses and foreign currency translation was principally due to an increase in unrealized losses on the Company’s U.S. Treasury securities, attributable to rising interest rates, partially offset by an increase in unrealized gains on the Company’s equity portfolio and other invested assets. In the three and six month periods ended June 30, 2006, the change in unrealized investment gains and losses was principally due to the adverse effect of rising interest rates on the Company’s U.S. Treasury securities and the release of approximately $92,300 of unrealized investment gains on the sale of Zenith common stock.

Interest and Other Expense
For the three and six months ended June 30, 2007, interest and other expenses, excluding costs related to early retirement of debt of $21,188, were $8,190 and $15,675, respectively, as compared to $9,823 and $20,728, respectively, for the three and six months ended June 30, 2006. The lower expense in the three and six months ended June 30, 2007, was primarily due to lower charitable contributions and an accrual adjustment in the first quarter of 2007.
Liquidity and Capital Resources
Holding Company
As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the “Company”) assets consist primarily of its investments in the capital stock of its insurance subsidiaries and deferred tax assets associated with holding company net operating losses. The Company requires cash to meet its annual debt service obligations (approximately $26,000 per year), to pay corporate expenses and, ultimately, to repay the $334,270 aggregate principal amount of senior notes, $4,270 of which is due in 2013 and $330,000 of which is due in 2017. For further details on the Company’s long-term debt see Note 7 to the consolidated financial statements. The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At June 30, 2007, US Fire reported statutory earned surplus of $284,153 and North River reported statutory earned surplus of $65,380. On March 29, 2007, US Fire paid a dividend in the amount of $97,300 to the company. The payment included $9,005 of HWIC Asia Fund stock at market value and $88,295 of cash. On May 14, 2007, North River paid a dividend in the amount of $40,900 to the Company. After the aforementioned dividend actions, neither US Fire nor North River may pay additional dividends in 2007 without prior regulatory approval. On March 29, 2007 and May 29, 2007, the Company paid cash shareholder dividends of $61,000 and $30,000, respectively, to Fairfax.
Cash used in financing activities was primarily in respect of dividends paid to Fairfax of $91,000 and $90,000 in the six months ended June 30, 2007 and 2006, respectively, and refinancing of the Company’s long-term debt in 2007. In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325,100 were used to repurchase $295,730 of the Company’s outstanding $300,000 aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2007. The Company paid approximately $325,700 to purchase the 2013 Notes tendered. For further details on the Company’s long-term debt see Note 7 to the consolidated financial statements.
Shareholder’s equity was $1,048,762 at June 30, 2007, as compared to $1,093,055 at December 31, 2006. The decrease was primarily the result of net unrealized investment losses and dividends paid to Fairfax partially offset by current year earnings.
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
Cash provided by the Company’s operating activities for the six months ended June 30, 2007 was $12,765 as compared to $1,477 for the six months ended June 30, 2006. The favorable variance from prior year is primarily attributable to lower income tax payments, partially offset by higher underwriting expenses as well as a tender premium payment of approximately $12,000 in respect of the early retirement of debt.
Cash provided by the Company’s investing activities for the six months ended June 30, 2007 was $12,269 as compared to cash provided by investing activities of $369,993 in the six months ended June 30, 2006. The decrease in cash provided by investing activities in the six months ended June 30, 2007 was primarily attributable to lower proceeds received from the sales of fixed income and equity securities and other invested assets.

Investment Portfolio
Investments in available-for-sale fixed income and equity securities which include assets pledged for short-sale obligations are summarized below:

	At June 30, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$2,047,314	$2,776	$191,744	$1,858,346
States, municipalities and political subdivisions	2,843	9	30	2,822
Other corporate fixed income securities	7,782	25	376	7,431

Total fixed income securities	2,057,939	2,810	192,150	1,868,599

Equity securities:
Common stocks	660,729	64,135	17,768	707,096
Preferred stocks	8,090	492	—	8,582

Total equity securities	668,819	64,627	17,768	715,678

Total available-for-sale securities	$2,726,758	$67,437	$209,918	$2,584,277

1 Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $142,875 (amortized cost of $154,555).
The total gross unrealized losses of $209,918 represent 9.2% of the cost or amortized cost of such securities in the aggregate. At June 30, 2007, U.S. Treasury securities accounted for substantially all of the $192,150 of gross unrealized losses in the fixed income portfolio. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At June 30, 2007, approximately $9,404, or 52.9%, of the equity portfolio gross unrealized losses was attributable to one security that has been in a loss position for less than one month and whose loss did not exceed 10% of its cost at June 30, 2007. The remaining balance of the unrealized losses was attributable to five securities, two of which had unrealized losses in excess of 10% of their cost. None of these five securities has been in a loss position for greater than five consecutive months and the Company has the intent and ability to hold such securities for a period of time sufficient to allow a market recovery.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At June 30, 2007 and December 31, 2006, 92.7% and 92.0% of the Company’s fixed income securities were rated investment grade, respectively.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $328,525 and $307,818 at June 30, 2007 and December 31, 2006, respectively, and are included in other invested assets on the consolidated balance sheets. For the three and six months ended June 30, 2007 and 2006, earnings of equity method investees were $11,359 and $21,137, and $69,935 and $97,947, respectively. Earnings of investment companies and similar equity method investees of $5,621 and $8,683 and $63,458 and $88,610, in the three and six months ended June 30, 2007 and 2006, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $5,738 and $12,454, and $6,477 and $9,337, in the three and six months ended June 30, 2007 and 2006, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all equity method investees were $1,316 and $2,594, and $1,294 and $2,548, in the three and six months ended June 30, 2007 and 2006, respectively.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its hybrid financial instruments, which are comprised of convertible bonds, effective with its adoption of SFAS 155 on January 1, 2007. Prior to January 1, 2007, the Company bifurcated its hybrid financial instruments and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, inclusive of an adjustment of $301 in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. At June 30, 2007, the fair value of the Company’s hybrid financial instruments was $140,069. For the three and six months ended June 30, 2007, the Company recorded realized investment losses of $7,529 and $11,017, respectively, as a result of changes in the fair value of hybrid financial instruments.

Ratings
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a positive outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a negative outlook from Standard & Poor’s Insurance Rating Services (“S&P”), also a rating agency for the insurance industry. On October 25, 2006, S&P assigned a negative outlook to Fairfax and its subsidiaries and cited as the reason its concern about “FFH’s qualitative areas of governance, risk controls and enterprise risk management.”
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
Interest Rate Risk
At June 30, 2007, the fair value of Crum & Forster’s investment portfolio included $2,008,668 of fixed income securities, including $142,875 of assets pledged for short-sale obligations and $140,069 of hybrid financial instruments, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At June 30, 2007
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,532,199	$523,531	26.1%
100 basis point decline	$2,248,711	$240,043	12.0%
Base scenario	$2,008,668	$—	—%
100 basis point increase	$1,809,847	$(198,821)	(9.9)%
200 basis point increase	$1,639,563	$(369,105)	(18.4)%

As an economic hedge against a rising interest rate environment, the Company has sold short securities of certain U.S. mortgage insurers and U.S. financial guarantee insurance companies totaling approximately $50,000. A hypothetical 10% decrease in the price of these securities would result in approximately a $5,000 decrease in the obligations to purchase the securities sold. The Company expects that a decline in the short-sale obligations will offset losses in the fixed income portfolio in the event of a rise in interest rates.
Equity Price Risk
At June 30, 2007, the Company’s investment portfolio included $715,678 of equity securities. Marketable equity securities, which represented approximately 18.3% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, are exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these marketable equity securities would result in a total decline of $71,568 in the fair value of the equity portfolio at June 30, 2007. At December 31, 2006, a hypothetical 10% decline in the price of marketable equity securities would have resulted in a total decline of $66,772 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is the result of the increase in the value of the equity portfolio from December 31, 2006.
As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales totaling approximately $300,000 of SPDRs. The Company has purchased S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $87,000 at June 30, 2007. A hypothetical 10% decrease in the price of the SPDRs would result in approximately a $30,000 decrease in the obligations to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At June 30, 2007, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $436,677, or 11.1%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated securities and Indian rupee denominated securities, which represented 5.9% and 1.8%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $43,668 at June 30, 2007. At December 31, 2006, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $36,803 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.
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
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. In April 2007, the plaintiff’s RICO and antitrust claims again were dismissed without prejudice. Plaintiffs filed their amended petition on May 22, 2007. The Crum & Forster entities continue to be named as defendants. Defendants filed their renewed motions to dismiss on June 21, 2007. Plaintiffs filed responses to the motions by July 19, 2007 and defendants filed replies by July 31, 2007. The Court issued a statement on July 20, 2007 indicating oral arguments likely will not be conducted. Crum & Forster Holdings Corp. and US Fire intend to vigorously defend the action.
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

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: August 2, 2007	By:	/s/ Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer

Date: August 2, 2007	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.
* 10.42	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and United States Fire Insurance Company effective as of April 1, 2007.

* 10.43	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Crum & Forster Indemnity Company effective as of April 1, 2007.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Prospectus filed with the SEC pursuant to rule 424(b)(3) on July 13, 2007).

*	Filed herewith