Form 10-Q
period 2007-09-30
CRUM & FORSTER HOLDINGS CORP
filed 2007-11-01
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
September 30, 2007	333-84068
Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 1, 2007
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,833,714 and $2,087,065 in 2007 and 2006, respectively)	$1,726,380	$1,984,242
Equity securities, at fair value (cost of $646,822 and $640,880 in 2007 and 2006, respectively)	698,321	667,718
Other invested assets	480,914	357,849
Hybrid financial instruments, at fair value	134,770	—
Short-term investments at cost, which approximates fair value	63,524	14,130

Total investments	3,103,909	3,023,939
Cash and cash equivalents	326,742	366,743
Assets pledged for short-sale obligations	871,016	535,594
Accrued investment income	18,227	34,581
Premiums receivable	228,852	249,913
Reinsurance recoverable	1,366,691	1,479,331
Reinsurance recoverable from affiliates	240,767	254,595
Prepaid reinsurance premiums	22,248	25,430
Deferred income taxes	190,589	285,902
Deferred policy acquisition costs	80,618	83,964
Other assets	83,537	103,562

Total assets	$6,533,196	$6,443,554

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,275,814	$3,371,549
Unearned premiums	539,630	576,182
Funds held under reinsurance contracts	249,451	243,316
Accounts payable and other liabilities	234,871	298,101
Deferred income on retroactive insurance	157,199	168,018
Short-sale obligations	654,207	400,163
Long-term debt	312,870	293,170

Total liabilities	5,424,042	5,350,499

Commitments and contingencies (Note 9)
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive loss, net of tax	(4,059)	(36,978)
Retained earnings	372,220	389,040

Total shareholder’s equity	1,109,154	1,093,055

Total liabilities and shareholder’s equity	$6,533,196	$6,443,554

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Premiums earned	$293,375	$279,631	$893,903	$791,178
Investment income	34,296	21,096	109,226	170,375
Realized investment gains	70,220	45,501	73,627	177,039

Total revenues	397,891	346,228	1,076,756	1,138,592

EXPENSES
Losses and loss adjustment expenses	192,468	190,457	587,618	541,150
Policy acquisition costs	45,629	42,139	131,311	110,918
Other underwriting expenses	40,928	39,874	122,428	120,496
Interest expense	6,971	8,250	22,835	24,734
Costs related to early retirement of debt	—	—	21,188	—
Other expense, net	1,149	1,815	960	6,059

Total expenses	287,145	282,535	886,340	803,357

Income before income taxes and equity in earnings of investees	110,746	63,693	190,416	335,235
Income tax expense	37,940	21,674	64,147	115,139

Income before equity in earnings of investees	72,806	42,019	126,269	220,096
Equity in earnings of investees, net of tax	10,051	3,846	18,146	9,915

NET INCOME	$82,857	$45,865	$144,415	$230,011

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
UNAUDITED
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	(36,978)	53,443
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	(10,146)	—
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	24,856	(87,839)
Foreign currency translation	18,209	4,666

Balance, end of period	(4,059)	(29,730)

RETAINED EARNINGS
Balance, beginning of period	389,040	166,757
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155 and equity method investee adoption of FASB Interpretation No. 48	9,465	—
Net income	144,415	230,011
Dividends to shareholder	(170,700)	(90,000)

Balance, end of period	372,220	306,768

TOTAL SHAREHOLDER’S EQUITY	$1,109,154	$1,018,031

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET INCOME	$82,857	$45,865	$144,415	$230,011

Change in components of other comprehensive income (loss) for the period, before tax:
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	75,307	107,014	38,210	(135,136)
Foreign currency translation	12,717	(622)	28,014	7,178

Other comprehensive income (loss) for the period, before tax	88,024	106,392	66,224	(127,958)

Deferred income tax (expense) benefit for the period:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(26,338)	(37,455)	(13,354)	47,297
Deferred income tax (expense) benefit from foreign currency translation	(4,451)	218	(9,805)	(2,512)

Total deferred income tax (expense) benefit for the period	(30,789)	(37,237)	(23,159)	44,785

Other comprehensive income (loss) for the period, net of tax	57,235	69,155	43,065	(83,173)

COMPREHENSIVE INCOME	$140,092	$115,020	$187,480	$146,838

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$144,415	$230,011
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(7,136)	(7,731)
Realized investment gains	(73,627)	(177,039)
Earnings of equity method investees, net of dividends	(23,995)	(11,414)
Earnings of investment companies and similar equity method investees	(9,177)	(81,036)
Depreciation and amortization	2,382	2,409
Deferred income tax expense (benefit)	72,522	(20,826)
Non-cash costs related to early retirement of debt	9,216	—
Other non-cash net income adjustments	6,982	11,330
Changes in:
Accrued investment income	16,354	20,136
Premiums receivable	21,811	(1,479)
Reinsurance recoverable	114,050	204,985
Prepaid reinsurance premiums	3,182	3,946
Deferred policy acquisition costs	3,346	(14,887)
Other assets	207	5,496
Unpaid losses and loss adjustment expenses	(95,735)	(161,766)
Unearned premiums	(36,552)	91,734
Accounts payable and other liabilities	(98,313)	(11,213)

Net cash from operating activities	49,932	82,656

INVESTING ACTIVITIES
Purchases of fixed income securities	(149,314)	(153,087)
Proceeds from sales of fixed income securities	209,153	393,088
Proceeds from maturities of fixed income securities	2,025	60,005
Purchases of equity securities	(202,957)	(309,577)
Proceeds from sales of equity securities	203,094	332,973
Purchases of other invested assets	(25,862)	(26,037)
Proceeds from sales of other invested assets	62,155	143,314
Proceeds from sales of hybrid financial instruments	2,259	—
Purchases of short term investments	(138,282)	—
Proceeds from sales of short term investments	88,888	—
Proceeds from short-sale obligations	231,688	24,931
Cash pledged for short-sale obligations	(253,516)	(70,702)
Purchases of fixed assets	(804)	(739)

Net cash from investing activities	28,527	394,169

FINANCING ACTIVITIES
Dividends to shareholder	(128,818)	(90,000)
Issuance of 7 3/4% long-term debt	330,000	—
Repayment of 10 3/8% long-term debt	(295,730)	—
New debt issuance costs	(23,912)	—

Net cash used in financing activities	(118,460)	(90,000)

Net change in cash and cash equivalents	(40,001)	386,825
Cash and cash equivalents, beginning of period	366,743	245,441

Cash and cash equivalents, end of period	$326,742	$632,266

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,324	$15,563

Cash paid to parent for income taxes	$43,261	$108,144

SUPPLEMENTAL NON-CASH OPERATING AND FINANCING ACTIVITIES
Note received from parent in partial settlement of the Company’s tax net operating losses	$41,882	$—

In-kind dividend payment to parent representing cancellation of the aforementioned note	$41,882	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
1.	Organization and Basis of Presentation

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be conducted as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, the policies underwritten by Fairmont were issued initially by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. As of September 30, 2007, substantially all Fairmont business is written directly by Crum & Forster.

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

The interim financial data at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited. However, in the opinion of management, the interim data includes all adjustments that are necessary for a fair presentation of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2007 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
2.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides the option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS 159 on its results of operations and financial position.

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

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and although its adoption did not have a direct impact on the Company’s results of operations or financial position, adoption of FIN 48 by one of the Company’s equity method investees resulted in the Company recording a cumulative adjustment of $681, net of tax, to opening retained earnings.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is effective for fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its hybrid financial instruments, which are comprised of convertible bonds, effective with its adoption of SFAS 155 on January 1, 2007. Prior to January 1, 2007, the Company bifurcated its hybrid financial instruments and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372.  Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, inclusive of an adjustment of $301 in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings.  At September 30, 2007, the fair value of the Company’s hybrid financial instruments was $134,770.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross unpaid losses and LAE, beginning of period	$3,317,465	$3,562,337	$3,371,549	$3,673,034
Less ceded unpaid losses and LAE	1,287,904	1,545,870	1,355,253	1,682,768

Net unpaid losses and LAE, beginning of period	2,029,561	2,016,467	2,016,296	1,990,266

Losses and LAE incurred related to:
Current period	202,331	213,594	624,280	569,029
Prior years	(9,863)	(23,137)	(36,662)	(27,879)

Total losses and LAE incurred	192,468	190,457	587,618	541,150

Losses and LAE paid related to:
Current period	75,124	58,541	139,452	95,025
Prior years	130,880	104,389	448,437	392,397

Total losses and LAE paid	206,004	162,930	587,889	487,422

Net unpaid losses and LAE, end of period	2,016,025	2,043,994	2,016,025	2,043,994
Add ceded unpaid losses and LAE	1,259,789	1,467,274	1,259,789	1,467,274

Gross unpaid losses and LAE, end of period	$3,275,814	$3,511,268	$3,275,814	$3,511,268

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

September 30,
2007
Ceded unpaid losses and LAE in the table above	$1,259,789

Reconciling items:
Reinsurance receivable on paid losses and LAE	50,748
Unamortized retroactive reinsurance recoverable	318,431
Loss sensitive cession[1]	(21,510)

Total reconciling items	347,669

Reinsurance recoverable on the consolidated balance sheet	$1,607,458

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$421,380	$441,752	$443,055	$469,199
Less ceded unpaid losses and ALAE	92,426	84,965	94,817	92,418

Net unpaid losses and ALAE, beginning of period	328,954	356,787	348,238	376,781
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	8,268	14,860	27,552	34,854

Net unpaid losses and ALAE, end of period	320,686	341,927	320,686	341,927
Add ceded unpaid losses and ALAE	89,498	80,440	89,498	80,440

Gross unpaid losses and ALAE, end of period	$410,184	$422,367	$410,184	$422,367

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Environmental
Gross unpaid losses and ALAE, beginning of period	$96,813	$105,743	$110,636	$111,536
Less ceded unpaid losses and ALAE	32,250	35,491	37,103	37,293

Net unpaid losses and ALAE, beginning of period	64,563	70,252	73,533	74,243
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	(136)	1,177	8,834	5,168

Net unpaid losses and ALAE, end of period	64,699	69,075	64,699	69,075
Add ceded unpaid losses and ALAE	30,957	35,885	30,957	35,885

Gross unpaid losses and ALAE, end of period	$95,656	$104,960	$95,656	$104,960

The Company also maintains reserves for other latent exposures such as those associated with silica, gas and vapors, lead, mold, chemical, welding fumes and pesticides of $18,524 and $21,758, net of reinsurance, as of September 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Premiums written:
Direct	$286,480	$292,692	$937,519	$899,508
Assumed from other companies, pools or associations	10,412	43,861	31,899	125,645
Ceded to other companies, pools or associations	(30,113)	(44,047)	(108,885)	(138,295)

Net premiums written	$266,779	$292,506	$860,533	$886,858

Premiums earned:
Direct	$309,585	$290,940	$939,386	$854,154
Assumed from other companies, pools or associations	14,565	35,232	66,584	79,265
Ceded to other companies, pools or associations	(30,775)	(46,541)	(112,067)	(142,241)

Premiums earned	$293,375	$279,631	$893,903	$791,178

The components of the Company’s total reinsurance recoverable are summarized as follows:

	September 30,	December 31,
	2007	2006
Reinsurance recoverable on unpaid losses and LAE	$1,556,710	$1,662,993
Reinsurance receivable on paid losses and LAE	50,748	70,933

Total reinsurance recoverable	$1,607,458	$1,733,926

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $48,253 and $42,777 at September 30, 2007 and December 31, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated component):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Investment income	$(4,214)	$(4,818)	$(12,552)	$(14,470)
Losses and LAE	(4,045)	(3,435)	(10,819)	(10,249)

Decrease in income before income taxes	$(169)	$(1,383)	$(1,733)	$(4,221)

At September 30, 2007, reinsurance recoverable includes $398,621 and $391,825 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $493,525 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Prospective Corporate Aggregate Reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Ceded losses and LAE	$—	$—	$—	$—
Less: funds held interest charged to investment income	572	728	1,809	2,404

Decrease in income before income taxes	$(572)	$(728)	$(1,809)	$(2,404)

The above activity arises from one prospective contract. The reinsurance recoverable and funds held balances in respect of such contract were $31,121 and $28,612, respectively, at September 30, 2007 ($37,651 and $33,333, respectively, at December 31, 2006).

Retroactive Corporate Aggregate Reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Increase in reinsurance recoverable	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(4,045)	(3,435)	(10,819)	(10,249)

Change in deferred income	(4,045)	(3,435)	(10,819)	(10,249)
Deferred income on retroactive reinsurance—beginning of period	161,244	177,684	168,018	184,498

Deferred income on retroactive reinsurance—end of period	$157,199	$174,249	$157,199	$174,249

Funds held interest charged during the period	$3,642	$4,090	$10,743	$12,066

The above activity arises from two retroactive contracts. The reinsurance recoverable and funds held balances in respect of the first contract were $372,577 and $217,128, respectively, at September 30, 2007 ($372,577 and $206,385, respectively, at December 31, 2006). There were no reinsurance recoverable or funds held balances in respect of the second contract at September 30, 2007 and December 31, 2006 as the Company has reduced the funds held balance to offset the reinsurance recoverable balance pursuant to a commutation provision contained in the contract. For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6.	Investments and Short-Sale Obligations

Derivative Transactions and Short-Sale Obligations

The Company has purchased credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries. These credit default swaps serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate. During the nine months ended September 30, 2007, the Company purchased $10,012 of credit default swaps and sold a credit default swap (with a cost and fair value of $270 and $2,259, respectively), bringing the total cost of credit default swaps held at September 30, 2007 to $87,363 as compared to $77,621 at December 31, 2006. The fair value of the credit default swaps was $109,774 and $16,702, at September 30, 2007 and December 31, 2006, respectively, and is included in other invested assets on the consolidated balance sheets. The notional value of the credit default swaps was $5.2 billion and $4.2 billion at September 30, 2007 and December 31, 2006, respectively, with an average term to expiration of 3.9 years as of September 30, 2007.

During the three months ended September 30, 2007, the Company executed additional short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) of approximately $200,000, bringing the total short positions held in SPDRs to approximately $500,000 at September 30, 2007. These short positions serve as an economic hedge against a decline in the U.S. equity markets. In connection with the SPDRs transactions, the Company has purchased S&P Index call options (the “Options”) limiting the potential loss on the future purchase of the SPDRs to approximately $189,000 at September 30, 2007 ($70,000 at December 31, 2006). Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at September 30, 2007 amounted to a liability of $610,713 and an asset of $170 at September 30, 2007 and a liability of $375,558 and an asset of $9,925 at December 31, 2006.

As an economic hedge against rising interest rates and deteriorating conditions in the residential housing market, the Company holds short positions on securities of certain U.S. financial guarantee insurance companies, mortgage insurance companies and financial institutions totaling approximately $50,000 and $25,000 at September 30, 2007 and December 31, 2006, respectively. The obligation to purchase these securities is included, at fair value, in short-sale obligations on the consolidated balance sheets and amounted to $43,494 and $24,605, at September 30, 2007 and December 31, 2006, respectively.

In connection with the short-sales of SPDRs and common stocks described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded at fair value in assets pledged for short-sale obligations on the consolidated balance sheets. At September 30, 2007, the fair value of the assets pledged for the short-sale obligations totaled $871,016 ($535,594 at December 31, 2006).

The Company also has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. The fair value of the warrants, which are included in other invested assets on the consolidated balance sheets, was $7,696 and $9,645 at September 30, 2007 and December 31, 2006, respectively.

Changes in fair value of the transactions described above and of the Company’s hybrid financial instruments have been included in realized investment gains and losses in the consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Credit default swaps	$73,510	$(13,322)	$85,319	$(18,010)
SPDRs sold short	(12,555)	(17,013)	(35,292)	(24,115)
Common stocks sold short	12,085	589	12,936	14
S&P Index call options	3,453	1,880	5,612	(3,592)
Warrants and other derivatives	1,846	(323)	(1,949)	(732)
Hybrid financial instruments	(8,172)	831	(19,189)	(4,011)

Amount included in realized investment gains (losses)	$70,167	$(27,358)	$47,437	$(50,446)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company also incurs an expense in an amount equal to the dividend earnings on the short-sale obligations. Dividend earnings on the short-sale obligations amounted to $2,935 and $6,171, respectively, for the three and nine months ended September 30, 2007 as compared to $1,554 and $4,403, respectively, for the three and nine months ended September 30, 2006, and are recorded as a reduction of investment income on the consolidated statements of income.

Other Investment Transactions

On March 15, 2007, the Company sold its 1.1% ownership interest in Odyssey Re Holdings Corp., an affiliated equity method investee, to TIG Insurance Company, a subsidiary of Fairfax, for proceeds of $30,160 and a realized investment gain of $8,300. The transaction was completed at fair market value.

7.	Long-Term Debt

Long-term debt, net of unamortized discount, is comprised as follows:

	September 30,	December 31,
	2007	2006
7-3/4% Senior Notes due 2017	$308,689	$—
10-3/8% Senior Notes due 2013	4,181	293,170

Total	$312,870	$293,170

On May 7, 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. The 2017 Notes are redeemable at the option of the Company beginning May 1, 2012, at prices set forth in the indenture governing the 2017 Notes. Net proceeds of the Offering to the Company, after commissions and expenses, were approximately $325,100. In connection with the sale of the 2017 Notes, the Company entered into a registration rights agreement under which the Company agreed to use its reasonable best efforts to register with the SEC notes having substantially the same terms as the 2017 Notes, as part of an offer to exchange freely tradeable exchange notes for the 2017 Notes. The Company filed a registration statement on Form S-4 with the SEC, in connection with the exchange offer, on June 29, 2007, which was declared effective by the SEC on July 13, 2007. The exchange offer was completed on August 16, 2007.

On May 21, 2007, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300,000 aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company entered into a supplemental indenture eliminating substantially all restrictive covenants and certain event of default provisions contained in the indenture under which the 2013 Notes were issued. Pursuant to the Tender Offer, all but $4,270 aggregate principal amount of the 2013 Notes were purchased and cancelled. The Company paid total consideration of approximately $325,700 to purchase the 2013 Notes tendered and, in addition, paid accrued interest of approximately $12,100. The purchase of the 2013 Notes was funded with proceeds from the sale of the aforementioned 2017 Notes and available cash on hand.

For the nine months ended September 30, 2007, the Company recognized costs related to the early retirement of its 2013 Notes of $21,188, which were comprised of premium payments, related fees and expenses and write-off of unamortized deferred financing costs. For the nine months ended September 30, 2007 and 2006, total interest expense on the 2013 and 2017 Notes was $22,835 and $24,734, respectively, including amortization of related premiums and deferred financing costs.

8.	Income Taxes

In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company has made this election effective January 1, 2007. Accordingly, tax sharing for the third quarter 2007 reflected the utilization of holding company net operating losses (“NOLs”) in the amount of $79,697, which was paid by Fairfax in the form of cash of $37,815 and a note for $41,882. This cash and note at the holding company permitted the payment of a dividend of $79,700 to Fairfax in the third quarter of 2007. The election going forward will avoid the generation of holding company NOLs, provided the subsidiaries earn sufficient taxable income to offset holding company losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

9.	Commitments and Contingencies

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

The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action, which included civil RICO, federal antitrust and various state law claims, is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. On August 31, 2007, the Court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. The Judge gave the plaintiffs 30 days to re-plead a basis for federal jurisdiction over the state law claims, but the plaintiffs elected instead to file a notice of appeal of the dismissal orders to the U.S. Court of Appeals for the Third Circuit. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

Kelly-Moore Paint Company, Inc. (“Kelly-Moore”) filed litigation against the Company in the San Francisco Superior Court (California) in connection with certain general liability and umbrella liability policies issued to it. The litigation seeks coverage for bodily injury claims arising out of exposure to asbestos-containing products that Kelly-Moore and/or a subsidiary sold between 1960 and 1978. It also seeks breach of contract and bad faith damages. In May 2006, Kelly-Moore filed a second amended complaint seeking to recover from the Company defense costs it allegedly paid to defend asbestos claims. Kelly-Moore also seeks payment of sums for contribution and/or subrogation pursuant to three other excess insurers’ assigned claims based on defense payments allegedly made on Kelly-Moore’s behalf. The Company has learned through discovery and submissions to the court filed by Kelly-Moore that Kelly-Moore is seeking $53 million for the defense costs, plus interest, and an additional $33 million for the contribution/subrogation claims. Kelly-Moore also seeks to recover extra-contractual damages as part of its bad faith claim. The Company anticipates that Kelly-Moore will allege it is entitled to bad faith and punitive damages in a material amount. While the Company does not believe that any of these allegations has merit as a matter of law, we cannot predict with certainty the ultimate outcome of the claims. We do not expect the outcome to have a material adverse effect on the Company’s financial condition. The Company has been vigorously defending against the claims of Kelly-Moore, and will continue to do so. The Company filed a cross-complaint against Kelly-Moore seeking reimbursement of certain substantial loss and expense payments made to or on behalf of Kelly-Moore to date.

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

The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. These lawsuits and arbitration proceedings include, in some cases, claims for extra-contractual or “bad faith” damages, or claims for imposition of statutory penalties or multipliers. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated net income, financial position or liquidity. However, it should be noted that the frequency of large damage awards in some jurisdictions, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
10.	Segment Reporting

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Workers’ compensation	$64,076	$72,163	$197,218	$212,034
General liability	55,944	59,238	177,570	171,515
Commercial automobile	52,599	51,332	159,678	151,102
Property	66,976	65,003	209,406	175,860
Commercial multi-peril	21,940	15,858	57,983	42,190
Other	31,840	16,037	92,048	38,477

Total premiums earned	$293,375	$279,631	$893,903	$791,178

The losses and LAE and loss and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Accident year loss and LAE ratios:
Workers’ compensation	$50,455	78.7%	$57,138	79.2%	$153,777	78.0%	$165,726	78.2%
General liability	40,326	72.1%	38,139	64.4%	123,751	69.7%	117,192	68.3%
Commercial automobile	31,953	60.7%	32,367	63.1%	102,344	64.1%	95,328	63.1%
Property	46,270	69.1%	66,388	102.1%	151,149	72.2%	140,597	79.9%
Commercial multi-peril	12,765	58.2%	9,260	58.4%	35,528	61.3%	24,880	59.0%
Other	20,562	64.6%	10,302	64.2%	57,731	62.7%	25,306	65.8%

Total accident year losses and LAE	202,331	69.0%	213,594	76.4%	624,280	69.8%	569,029	71.9%
Prior years’ loss development	(9,863)	(3.4)%	(23,137)	(8.3)%	(36,662)	(4.1)%	(27,879)	(3.5)%

Calendar year losses and LAE	$192,468	65.6%	$190,457	68.1%	$587,618	65.7%	$541,150	68.4%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
11.	Accounting Adjustments in Respect of Certain Investments

During the third quarter of 2006, the Company identified and recorded two adjustments associated with its accounting for investments. The net effect of these adjustments was a decrease in investment income in the three months ended September 30, 2006 of $6,962 pre-tax ($4,525 after-tax) and an increase in investment income in the nine months ended September 30, 2006 of $2,589 pre-tax ($1,683 after-tax). The first adjustment was in respect of an overstatement of investment income of $9,551 pre-tax ($6,208 after-tax) in the second quarter of 2006, when the Company incorrectly recorded investment income based on a cash distribution received from one of its equity method investees, instead of reducing its investment balance. This error was corrected by reducing investment income in the third quarter by $9,551 pre-tax ($6,208 after-tax). There was no year to date effect on investment income from this adjustment as of September 30, 2006. The second adjustment was in respect of an error, which occurred in 2002, related to the carrying value of an investment in an affiliated equity method investee. Correction of this error in the third quarter of 2006 increased investment income by $2,589 pre-tax ($1,683 after-tax). Management evaluated the financial impact of these accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the third quarter of 2006 or any prior period. Accordingly, prior period financial statements have not been restated.

During the second quarter of 2006, the Company identified and recorded certain adjustments associated with its accounting for investments. The adjustments relate principally to three areas: (1) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge Financial Corporation (“Northbridge”) and HWIC Asia Fund (“HWIC”); (2) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; and (3) embedded derivatives mark-to-market – the Company did not properly reflect the mark to market through earnings of derivative features embedded in convertible bonds pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements. Management evaluated the financial impact of these accounting adjustments and concluded that the effect both individually and in the aggregate was not material to the second quarter 2006 results or any prior period. Accordingly, prior period financial statements were not restated in 2006. Instead, the Company recorded a cumulative charge to net income in the three months ended June 30, 2006 of $5,678 pre-tax ($3,691 after- tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. In addition, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, that together with the aforementioned $3,691 charge to net income, resulted in a $3,678 increase in shareholder’s equity.

The aggregate effect of the second and third quarter adjustments in 2006 resulted in a reduction to income for the nine months ended September 30, 2006 of $3,089 pre-tax ($2,008 after tax).

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

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, and others that could cause actual results to differ materially from expectations is included in the Company’s Prospectus, filed with the SEC pursuant to rule 424(b)(3) on July 13, 2007. The information appearing under “Risk Factors” in such Prospectus is incorporated by reference into, and made a part of, Part II of this Form 10-Q.
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
No adjustment was made to asbestos, environmental or other latent reserves in the nine months ended September 30, 2007. In 2006 and 2005, based on the Company’s internal actuarial review, the Company strengthened its asbestos, environmental and other latent reserves by $33,897 and $44,646, respectively. In 2004, the Company engaged an independent actuarial firm to conduct a ground-up study of the Company’s asbestos reserves and based on the results of such study, together with the Company’s internal actuarial review, asbestos, environmental and other latent reserves were increased by $100,542 in that year.

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
At September 30, 2007, the Company had gross unrealized losses on available-for-sale fixed income and equity securities of $154,435. For the nine months ended September 30, 2007 and 2006, the Company recorded $15,771 and $5,400, respectively, in other than temporary impairment charges. See “Liquidity and Capital Resources – Insurance Subsidiaries” below for a further discussion of investments in an unrealized loss position.
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
In certain circumstances, including the significant deterioration of a reinsurer’s financial strength rating, the Company may engage in commutation discussions with an individual reinsurer, essentially canceling and settling the contract at its estimated net present value. The outcome of such discussions may result in a lump sum settlement that is less than the recorded recoverable balance. Losses arising from commutations could have an adverse impact on the Company’s results of operations. An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and at the Crum & Forster companies in particular.
At September 30, 2007 and December 31, 2006, reinsurance recoverable was $1,607,458 and $1,733,926, net of reserves for uncollectible reinsurance of $48,253 and $42,777, respectively. The provision for uncollectible reinsurance for the three and nine months ended September 30, 2007 was $2,000 and $6,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including loss reserve discounting, undistributed income of foreign investments, deferred gain on retroactive reinsurance and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company has made this election effective January 1, 2007. The election resulted in the utilization of the holding company net operating losses (“NOLs”) in the amount of $79,697 in the third quarter of 2007, and will avoid the generation of holding company NOLs going forward, provided the subsidiaries earn sufficient taxable income to offset holding company losses arising principally from interest on the Company’s senior notes. For further details see — “Income Taxes” below.
At September 30, 2007, there are no valuation allowances against the Company’s gross deferred tax assets of $235,578. The Company’s current projections of future taxable income are based on assumptions of level to modestly declining business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.
Realization of the deferred tax asset under SFAS 109 ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.
Summary of Operations
The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverages, including workers’ compensation, general liability, commercial automobile, property, commercial multi-peril and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,200 producers located throughout the United States. The Company’s two largest producers accounted for approximately 5.8% and 5.2% of gross premiums written for the nine months ended September 30, 2007.
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
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The property and casualty marketplace continues to be increasingly competitive. The casualty market softened throughout 2006, particularly for California workers’ compensation policies in reaction to workers’ compensation system reforms and very favorable industry accident year results. In 2007, pricing pressure for casualty accounts intensified countrywide, particularly for larger accounts, making it very challenging to acquire new accounts at adequate prices. While property market conditions improved significantly in the first three quarters of 2006 in the wake of the 2005 hurricane activity, the market began to soften in the fourth quarter of 2006, fueled by the mild hurricane season. This market softening continued through 2007, becoming more pronounced in the third quarter, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business. In the nine months ended September 30, 2007, renewal pricing in the Company’s casualty lines declined by approximately 7% and renewal pricing in the Company’s property lines declined by approximately 9%. New business in the first nine months of 2007 declined by approximately 17% in casualty lines and approximately 26% in property lines as compared to new business written in the first nine months of 2006. The Company’s overall renewal retention rate increased by approximately four percentage points in the first nine months of 2007.
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
Effective May 1, 2007, the Company placed its property catastrophe treaty (excluding Seneca). The expiring treaty provided coverage of $210 million in excess of $40 million per occurrence. The Company’s participation in the $210 million of coverage was $22,653 and the premium for the coverage, net of Company participation, was approximately $60 million. The new treaty provides coverage of $100 million in excess of $100 million per occurrence for an annual premium of $18 million. The Company is obliged to reinstate any limits used at 100% of the original premium. The Company also purchased California only earthquake coverage of $100 million in excess of $200 million per occurrence for an estimated annual premium of $7 million. The decision to increase the retention and purchase less coverage was based on the Company’s reduced property exposures in catastrophe-prone zones and the cost of property catastrophe reinsurance at lower attachment points.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross premiums written	$296,892	$336,553	$969,418	$1,025,153

Net premiums written	$266,779	$292,506	$860,533	$886,858

Premiums earned	$293,375	$279,631	$893,903	$791,178
Losses and LAE	192,468	190,457	587,618	541,150
Underwriting expenses	86,557	82,013	253,739	231,414

Underwriting income	14,350	7,161	52,546	18,614
Investment income and realized investment gains and losses	104,516	66,597	182,853	347,414
Interest and other expense	8,120	10,065	23,795	30,793
Costs related to early retirement of debt	—	—	21,188	—

Income before income taxes and equity in earnings of investees	110,746	63,693	190,416	335,235
Income tax expense	37,940	21,674	64,147	115,139

Income before equity in earnings of investees	72,806	42,019	126,269	220,096
Equity in earnings of investees, net of tax	10,051	3,846	18,146	9,915

Net income	$82,857	$45,865	$144,415	$230,011

Loss and LAE ratio	65.6%	68.1%	65.7%	68.4%
Underwriting expense ratio	29.5	29.3	28.4	29.2

Combined ratio	95.1%	97.4%	94.1%	97.6%

The increase in net income in the third quarter of 2007 as compared to the third quarter of 2006 was due to improved underwriting results, higher investment income and realized investment gains and losses and higher equity in earnings of investees. Investment income and realized investment gains and losses increased primarily due to significant mark to market gains on the credit default swaps in the third quarter of 2007. By comparison, the third quarter of 2006 included significant realized investment gains on the sale of certain fixed income and equity securities. The increase in equity in earnings of investees was primarily attributable to higher earnings from Northbridge Financial Corporation (“Northbridge”), an affiliate of the Company.
The decrease in net income in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was principally due to lower investment income and realized investment gains and losses and debt retirement charges, partially offset by improved underwriting results and higher equity in earnings of investees. Contributing to the decline in investment income and realized investment gains and losses in the nine months ended September 30, 2007 as compared to 2006, was the significant level of realized investment gains achieved on the sale of certain fixed income and equity securities as well as higher earnings from HWIC Asia Fund (“HWIC”), an affiliated equity method investee, and higher earnings from other partnerships in 2006. Partially offsetting these effects were the significant mark to market gains on the Company’s credit default swaps in the nine months ended September 30, 2007.
During the second quarter of 2006, the Company identified certain adjustments associated with its accounting for investments and recorded a cumulative charge to net income in the six months ended June 30, 2006 of $5,678 pre-tax ($3,691 after-tax) for these adjustments. Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income. During the third quarter of 2006, the Company identified additional adjustments in respect of its investment accounting. The net effect of these adjustments was to decrease investment income in the three months ended September 30, 2006 by $6,962 pre-tax ($4,525 after-tax) and increase investment income in the nine months ended September 30, 2006 by $2,589 pre-tax ($1,683 after-tax). The aggregate effect of the second and third quarter adjustments was a reduction of income for the nine months ended September 30, 2006 of $3,089 pre-tax ($2,008 after tax). For further details, see Note 11 to the consolidated financial statements.

Underwriting Results
Gross Premiums Written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended September 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Workers’ compensation	$69,887	$72,218	$(2,331)	(3.2)%
General liability	58,201	68,820	(10,619)	(15.4)%
Commercial automobile	52,288	53,838	(1,550)	(2.9)%
Property	55,010	97,291	(42,281)	(43.5)%
Commercial multi-peril	24,159	20,999	3,160	15.0%
Other	37,347	23,387	13,960	59.7%

Total gross premiums written	$296,892	$336,553	$(39,661)	(11.8)%

	Nine Months Ended September 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Workers’ compensation	$204,547	$212,119	$(7,572)	(3.6)%
General liability	198,310	233,815	(35,505)	(15.2)%
Commercial automobile	158,941	168,778	(9,837)	(5.8)%
Property	235,559	292,206	(56,647)	(19.4)%
Commercial multi-peril	67,436	58,375	9,061	15.5%
Other	104,625	59,860	44,765	74.8%

Total gross premiums written	$969,418	$1,025,153	$(55,735)	(5.4)%

Other lines of business include the following:

	Three Months Ended September 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Accident and health	$27,850	$13,022	$14,828	113.9%
Surety	3,462	3,613	(151)	(4.2)%
Homeowners	1,727	1,811	(84)	(4.6)%
Personal automobile	4,308	4,941	(633)	(12.8)%

Total gross premiums written in other	$37,347	$23,387	$13,960	59.7%

	Nine Months Ended September 30,
			Increase/	Percent
	2007	2006	(Decrease)	Change
Accident and health	$81,532	$35,974	$45,558	126.6%
Surety	10,785	10,186	599	5.9%
Homeowners	5,139	5,378	(239)	(4.4)%
Personal automobile	7,169	8,322	(1,153)	(13.9%)

Total gross premiums written in other	$104,625	$59,860	$44,765	74.8%

For the three months ended September 30, 2007, gross premiums written associated with the Company’s core commercial lines of business (excludes “other” lines of business in the tables above), declined by $53,621, or 17.1%, compared to the three months ended September 30, 2006, primarily due to a decline in new business of approximately 33% and price decreases on renewal policies of approximately 8%, partially offset by an increase in renewal retention rates of approximately seven percentage points. For the nine months ended September 30, 2007, gross premiums associated with core commercial lines declined by $100,500, or 10.4%, compared to the corresponding 2006 period, primarily due to a decline in new business of approximately 21% and price decreases on renewal policies of approximately 8%, partially offset by an increase in renewal retention rates of approximately four percentage points.

The property market in particular became significantly softer in the third quarter of 2007, as reflected by the decline in gross premiums written of approximately 44%, with several major competitors offering greater capacity and more competitive pricing in both catastrophe and non-catastrophe exposed areas. In the face of increased competition in the marketplace, the Company remains committed to maintaining adequate pricing and underwriting profitability levels.
Casualty gross premiums written
For the three and nine months ended September 30, 2007, gross premiums written in casualty lines, which include the workers’ compensation, general liability and commercial automobile lines of business, decreased by $14,500, or 7.4%, and $52,914, or 8.6%, respectively, as compared to the three months and nine months ended September 30, 2006 due to a decline in new business and price decreases on renewal policies, partially offset by an increase in renewal retention rates. For the nine months ended September 30, 2007, new business declined by approximately 17% and prices on renewal policies declined by approximately 7% whereas renewal retention rates increased by approximately four percentage points.
The casualty market experienced an acceleration of softening market conditions during 2006, particularly with respect to the California workers’ compensation business, which has been affected by declining market prices as a consequence of system reforms and very favorable industry accident year results in recent years. More recently, pricing pressure for casualty classes intensified countrywide.
Property gross premiums written
For the three and nine months ended September 30, 2007, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $39,121, or 33.1%, and $47,586, or 13.6%, respectively, as compared to the three and nine months ended September 30, 2006, primarily due to a decline in new business and price decreases on renewal policies, partially offset by an increase in renewal retention rates. The property market experienced a significant hardening in the first three quarters of 2006 in the wake of the 2005 hurricane activity, but showed signs of softening in the fourth quarter. This market softening, primarily driven by the mild 2006 hurricane activity, continued through the first nine months of 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business. The property market became significantly softer in the third quarter of 2007, even in catastrophe-exposed areas, as evidenced by the decline in new business of approximately 52%. For the nine months ended September 30, 2007, new business declined by approximately 26% and prices on renewal policies declined by approximately 9% whereas renewal retention rates increased by approximately five percentage points.
Other gross premiums written
The increase in other gross premiums written in both the three and nine month periods ended September 30, 2007 as compared to 2006, was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has particularly benefited from Crum & Forster’s “A-” A.M. Best rating. The growth in accident and health gross premiums written was also partially due to relatively low gross premiums written in 2006.
Net Premiums Written
For the three months ended September 30, 2007, net premiums written decreased by $25,727, or 8.8%, compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, net premiums written decreased by $26,325, or 3.0%, compared to the nine months ended September 30, 2006. The lower decline in net premiums written relative to gross premiums written is due to increased retention on the property, umbrella and accident and health lines of business.
Premiums Earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and nine months ended September 30, 2007, premiums earned increased by $13,744, or 4.9%, and $102,725, or 13.0%, respectively, as compared to the three and nine months ended September 30, 2006. The increase in premiums earned relative to the decline in net premiums written is primarily attributable to the Fairmont business which the Company assumed at the start of 2006 and which therefore contributed a lower portion to premiums earned year to date through September 30, 2006 as compared to 2007. Further, accident and health premiums, which grew significantly in 2007, are earned as written.

Losses and Loss Adjustment Expenses
For the three and nine months ended September 30, 2007, the Company’s calendar year loss and LAE ratio improved to 65.6% and 65.7%, respectively, compared to 68.1% and 68.4%, for the three and nine month periods ended September 30, 2006, respectively. The improvement in the nine months ended September 30, 2007 as compared to 2006 is due to an improved accident year loss ratio, as discussed below, and higher favorable prior year loss development. The majority of the net favorable development was in the workers’ compensation line of business in accident years 2006, 2005 and 2004, partially offset by adverse emergence of property losses in accident year 2006. Included in prior year favorable loss development was $10,819 and $10,249 of amortization of deferred income on retroactive reinsurance contracts in the nine months ended September 30, 2007 and 2006, respectively.
The accident year loss and LAE ratio improved to 69.8% for the first nine months of 2007 compared to 71.9% for the first nine months of 2006. The decrease is primarily due to lower catastrophe losses in 2007 compared to 2006. Results for accident year 2006 were also adversely affected by unfavorable loss emergence in property, reflecting an increased frequency of large fire losses over this period, particularly with respect to habitational business. The full year accident year 2006 loss ratio was 70.3%.
Underwriting Expenses
Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three and nine months ended September 30, 2007, the Company’s underwriting expense ratio was 29.5% and 28.4%, respectively, as compared to an underwriting expense ratio of 29.3% and 29.2% for the three and nine months ended September 30, 2006, respectively.
The Company’s policy acquisition expense ratio increased to 15.6% and 14.7% for the three and nine months ended September 30, 2007, respectively, from 15.1% and 14.0% for the three months and nine months ended September 30, 2006, respectively. The increase for the three and nine month period ended September 30, 2007 as compared to 2006, was due to lower ceding commissions paid to the Company by reinsurers, attributable to higher retained limits, and higher direct commission rates.
The Company’s other underwriting expense ratio improved to 13.9% and 13.7% for the three and nine months ended September 30, 2007, respectively, compared to 14.2% and 15.2% for the three and nine months ended September 30, 2006, respectively. The improvement is primarily attributable to the growth in earned premiums.
Investment Results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average investments, including cash and cash equivalents, at book value[1]	$4,161,348	$3,807,875	$4,077,203	$3,725,919

Investment income	$34,296	$21,096	$109,226	$170,375
Realized investment gains	70,220	45,501	73,627	177,039
Pre-tax equity in earnings of investees	15,463	5,917	27,917	15,254
Change in unrealized investment gains (losses) and foreign currency translation	88,024	106,392	66,224	(127,958)

Total return on investments	$208,003	$178,906	$276,994	$234,710

Annualized total return on investments	20.0%	18.8%	9.1%	8.4%

[1]	Includes book value of assets pledged for short-sale obligations of $883,035 at September 30, 2007 ($545,845 at September 30, 2006).
The Company manages its investment portfolio with an emphasis on total return. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. Total annualized rate of return was 20.0% and 9.1% for the three and nine months ended September 30, 2007, respectively, as compared to 18.8% and 8.4% for the three and nine months ended September 30, 2006, respectively. Funds held interest related to corporate aggregate reinsurance contracts reduced the rate of return for the three and nine months ended September 30, 2007 by 0.4% and by 0.5% for the three and nine months ended September 30, 2006.

The following paragraphs discuss each component of the return on investments.
The increase in investment income of $13,200, or 62.6%, in the third quarter of 2007 as compared to the third quarter of 2006 was primarily due to higher income from other invested assets and lower investment fees. In the third quarter of 2006, investment income was adversely affected by net adjustments of approximately $6,962 pre-tax in respect of the Company’s equity method investees. For further details on accounting adjustments in respect of certain investments in the prior year, see Note 11 to the consolidated financial statements. For the nine months ended September 30, 2007, the decrease in investment income of $61,149, or 35.9%, compared to the nine months ended September 30, 2006, was primarily due to lower earnings from HWIC, which realized significant capital gains through September 30, 2006, as well as lower earnings from other partnerships. Earnings from HWIC and other partnerships were $1,869 and $8,153, respectively, in the nine months ended September 30, 2007 and $58,750 and $22,286, respectively, in the nine months ended September 30, 2006. Partially offsetting these effects were lower investment fees charged in 2007 compared to 2006.
The increase in realized investment gains of $24,719, or 54.3%, in the third quarter of 2007 as compared to the third quarter of 2006 was primarily due to mark to market gains on the credit default swaps of $73,510 in the third quarter of 2007, attributable to a widening of credit spreads, compared to mark to market losses of $13,322 in the third quarter of 2006. Partially offsetting this effect was a decline in the level of net realized gains achieved on the sale of certain fixed income and equity securities to $333 in third quarter of 2007 as compared to $73,238 in the third quarter of 2006. For the nine months ended September 30, 2007, the decrease in realized investment gains of $103,412, or 58.4%, as compared to the nine months ended September 30, 2006, was primarily the result of significant net realized gains achieved on the sale of certain fixed income and equity securities in 2006, including a $106,758 gain on the sale of Zenith National Insurance Corp (“Zenith”) common stock and a $38,045 gain on the sale of a fixed income security. Additionally, realized gains in the nine months ended September 30, 2007, benefited from $85,319 of mark to market gains on the Company’s credit default swaps as compared to mark to market losses of $18,010 in the nine months ended September 30, 2006. Included in net realized investment gains discussed above are other than temporary impairment charges of $15,771 for the three and nine months ended September 30, 2007, and $5,400 for the nine months ended September 30, 2006.
Pre-tax equity in earnings of investees was $15,463 and $27,917, and $5,917 and $15,254, for the three and nine months ended September 30, 2007 and 2006, respectively. The increase in pre-tax equity in earnings of investees in both the three and nine month periods ended September 30, 2007, was primarily attributable to higher earnings from Northbridge. Northbridge reported significant realized investment gains in the second quarter of 2007, attributable to the gain on the sale of its investment in Hub International Limited, which the Company accounted for in its third quarter earnings on a normal quarterly lag basis. Northbridge contributed $15,445 and $27,212, and $4,510 and $12,881, to the Company’s pre-tax equity in earnings of investees in the three and nine months ended September 30, 2007 and 2006, respectively. Northbridge’s earnings in the nine month period ended September 30, 2006 were affected by equity adjustments and mark to market adjustments in respect of the derivative features embedded in convertible bonds. For further details on accounting adjustments in respect of certain investments in the prior year, see Note 11 to the consolidated financial statements.
In the three months ended September 30, 2007 and 2006, the change in unrealized investment gains and losses and foreign currency translation was principally due to the combined effects of a rally in the U.S. Treasury market, attributable to the collapse in the sub-prime mortgage market, and a weakening U.S. dollar which resulted in an increase in foreign currency translation gains. In the nine months ended September 30, 2007, the change in unrealized investment gains and losses and foreign currency translation was principally due to an increase in unrealized gains on the Company’s equity portfolio and other invested assets. In the nine months ended September 30, 2006, the change in unrealized investment gains and losses was primarily due to a reduction in unrealized gains on equity securities attributable to the sale of certain equity securities, including approximately $92.3 million on the aforementioned sale of Zenith common stock.
Interest and Other Expense
For the three and nine months ended September 30, 2007, interest and other expenses, excluding costs related to early retirement of debt of $21,188, were $8,120 and $23,795, respectively, as compared to $10,065 and $30,793, respectively, for the three and nine months ended September 30, 2006. The Company has benefited from lower interest expense in the three and nine months ended September 30, 2007, attributable to the restructuring of its long-term debt, described more fully in Note 7 to the consolidated financial statements. Additionally, for the nine months ended September 30, 2007, the Company benefited from lower expenses attributable to lower charitable contributions and compensation costs.
Income Taxes
In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company has made this election effective January 1, 2007. Accordingly, tax sharing for the third quarter of 2007 reflected the utilization of holding company NOLs in the amount of $79,697, which was paid by Fairfax in the form of cash of $37,815 and a note for $41,882. This cash and note at the holding company permitted the payment of a dividend of $79,700 to Fairfax (discussed further below in Liquidity and Capital Resources) on September 11, 2007. The election going forward will avoid the generation of holding company NOLs, provided the subsidiaries earn sufficient taxable income to offset holding company losses.

Liquidity and Capital Resources
Holding Company
As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. The Company requires cash to meet its annual debt service obligations (approximately $26,000 per year), to pay corporate expenses and, ultimately, to repay the $334,270 aggregate principal amount of senior notes, $4,270 of which is due in 2013 and $330,000 of which is due in 2017. For further details on the Company’s long-term debt, see Note 7 to the consolidated financial statements. The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.
The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At September 30, 2007, US Fire reported statutory earned surplus of $364,965 and North River reported statutory earned surplus of $70,180. On March 29, 2007, US Fire paid a dividend in the amount of $97,300 to the Company. The payment included $9,005 of HWIC Asia Fund stock at market value and $88,295 of cash. On May 14, 2007, North River paid a dividend in the amount of $40,900 to the Company. After the aforementioned dividend actions, neither US Fire nor North River may pay additional dividends in 2007 without prior regulatory approval.
Cash used in financing activities was primarily in respect of dividends paid to Fairfax of $128,818 and $90,000 in the nine months ended September 30, 2007 and 2006, respectively, and refinancing of the Company’s long-term debt in 2007. On March 29, 2007 and May 29, 2007, the Company paid cash shareholder dividends of $61,000 and $30,000, respectively, to Fairfax. On September 11, 2007, the Company paid an additional dividend to Fairfax of $79,700, consisting of $37,818 cash and a promissory note of $41,882. In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325,100 were used to repurchase $295,730 of the Company’s outstanding $300,000 aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2007. The Company paid approximately $325,700 to purchase the 2013 Notes tendered. For further details on the Company’s long-term debt, see Note 7 to the consolidated financial statements.
Shareholder’s equity was $1,109,154 at September 30, 2007, as compared to $1,093,055 at December 31, 2006. The increase was primarily the result of current year earnings and net unrealized investment gains partially offset by cash and non-cash dividends paid to Fairfax.
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
Cash provided by operating activities for the nine months ended September 30, 2007 was $49,932 as compared to $82,656 for the nine months ended September 30, 2006. The decrease from prior year is primarily attributable to lower loss recoveries associated with the 2005 hurricanes, higher underwriting expenses reflecting increased compensation and timing of technology payments, lower premium collections and costs related to the early retirement of the Company’s 2013 notes, which were partially offset by lower paid losses primarily associated with the 2005 hurricanes, lower reinsurance payments reflecting the favorable effect of higher retentions and lower income tax payments. Cash provided by investing activities for the nine months ended September 30, 2007 was $28,527 as compared to cash provided by investing activities of $394,169 in the nine months ended September 30, 2006. The decrease in cash provided by investing activities in the nine months ended September 30, 2007 was primarily attributable to lower proceeds from the sales of fixed income and equity securities and other invested assets.

Investment Portfolio
Investments in available-for-sale fixed income and equity securities, which include assets pledged for short-sale obligations, are summarized below:

	At September 30, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$2,047,038	$7,507	$124,093	$1,930,452
States, municipalities and political subdivisions	2,835	15	6	2,844
Other corporate fixed income securities	7,889	28	2,804	5,113

Total fixed income securities	2,057,762	7,550	126,903	1,938,409

Equity securities:
Common stocks	638,732	78,976	27,532	690,176
Preferred stocks	8,090	55	—	8,145

Total equity securities	646,822	79,031	27,532	698,321

Total available-for-sale securities	$2,704,584	$86,581	$154,435	$2,636,730

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $212,029 (amortized cost of $224,048).
The total gross unrealized losses of $154,435 represent 7.8% of the cost or amortized cost of such securities in the aggregate. At September 30, 2007, U.S. Treasury securities accounted for substantially all of the $126,903 of gross unrealized losses in the fixed income portfolio. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity, if necessary.
At September 30, 2007, approximately $16,755, or 60.9%, of the equity portfolio gross unrealized losses was attributable to one security that has been in a loss position for approximately three months and whose loss did not exceed 10% of its cost at September 30, 2007. The remaining balance of the unrealized losses was attributable to seven securities, none of which has been in a loss position for greater than three consecutive months. Five of the seven securities had unrealized losses in excess of 10% of their cost. The Company has the intent and ability to hold such securities for a period of time sufficient to allow a market recovery.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At September 30, 2007 and December 31, 2006, 93.3% and 92.0% of the Company’s fixed income securities were rated investment grade, respectively.
The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $355,882 and $307,818 at September 30, 2007 and December 31, 2006, respectively, and are included in other invested assets on the consolidated balance sheets. Earnings of investment companies and similar equity method investees are included in investment income on the consolidated statements of income, and earnings of other equity method investees are included in equity in earnings of investees, net of tax, on the consolidated statements of income. For the three and nine months ended September 30, 2007 and 2006, earnings from equity method investees are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings (losses) of investment companies and similar equity method investees	$1,339	$(7,574)	$10,022	$81,036
Pre-tax earnings of other equity method investees	15,463	5,917	27,917	15,254

Total earnings (losses) of equity method investees	$16,802	$(1,657)	$37,939	$96,290

Dividends received from investment companies and other equity method investees	$1,327	$1,292	$4,767	$3,840

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement is applicable in fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its hybrid financial instruments, which are comprised of convertible bonds, effective with its adoption of SFAS 155 on January 1, 2007. Prior to January 1, 2007, the Company bifurcated its hybrid financial instruments and changes in the fair value of the host instrument were recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372.  Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, inclusive of an adjustment of $301 in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings.  At September 30, 2007, the fair value of the Company’s hybrid financial instruments was $134,770. For the three and nine months ended September 30, 2007, the Company recorded realized investment losses of $8,172 and $19,189, respectively, as a result of changes in the fair value of hybrid financial instruments.
Ratings
Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A-” financial strength rating (the fourth highest of fifteen rating categories) with a positive outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine rating categories) with a stable outlook from Standard & Poor’s Insurance Rating Services (“S&P”), also a rating agency for the insurance industry.
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
Interest Rate Risk
At September 30, 2007, the fair value of Crum & Forster’s investment portfolio included $2,073,179 of fixed income securities, including $212,029 of assets pledged for short-sale obligations and $134,770 of hybrid financial instruments, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At September 30, 2007
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change
200 basis point decline	$2,624,446	$551,267	26.6%
100 basis point decline	$2,325,912	$252,733	12.2%
Base scenario	$2,073,179	$—	0.0%
100 basis point increase	$1,863,360	$(209,819)	(10.1)%
200 basis point increase	$1,683,804	$(389,375)	(18.8)%
As an economic hedge against rising interest rates and deteriorating conditions in the residential housing market, the Company has sold short securities of certain U.S. financial guarantee insurance companies, mortgage insurance companies and financial institutions with a fair value of $43,494 and $24,605 at September 30, 2007 and December 31, 2006, respectively. A hypothetical 10% decrease in the price of these securities would result in a $4,349 decrease in the obligations to purchase the securities sold. At December 31, 2006, a hypothetical 10% decrease in the price of these securities would have resulted in a decrease of $2,461 in the obligations to purchase the securities. The increase in the Company’s obligation to purchase the securities sold short is primarily due to an additional $25,000 of security short sales executed in the nine months ended September 30, 2007. The Company expects that a decline in the short-sale obligations will offset losses in the fixed income portfolio in the event of a rise in interest rates.
Equity Price Risk
At September 30, 2007, the Company’s equity portfolio included $698,321 of marketable equity securities and $147,666 of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 19.7% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $84,599 in the fair value of the equity portfolio at September 30, 2007. At December 31, 2006, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $79,360 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is the result of the increase in the value of the equity portfolio from December 31, 2006.

As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales of Standard & Poor’s Depositary receipts (“SPDRs”) with a fair value of $610,713 and $375,558 at September 30, 2007 and December 31, 2006, respectively. The Company has purchased S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $189,000 at September 30, 2007. A hypothetical 10% decrease in the price of the SPDRs would result in a $61,071 decrease in the fair value of the obligations to purchase the SPDRs at September 30, 2007. At December 31, 2006, a hypothetical 10% decrease in the price of the SPDRs would have resulted in a decrease of $37,556 in the fair value of the obligation to purchase the SPDRs. The increase in the Company’s obligation to purchase the SPDRs is primarily the result of an additional $200,000 of SPDRs short sales executed in the nine months ended September 30, 2007. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At September 30, 2007, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $460,165, or 10.7%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated securities and Hong Kong dollar denominated securities, which represented 5.9% and 1.4%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $46,017 at September 30, 2007. At December 31, 2006, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $36,803 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.
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
The Company and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action, which included civil RICO, federal antitrust and various state law claims, is pending in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. In October 2006, the court partially granted defendants’ motion to dismiss the plaintiffs’ complaint, subject to plaintiffs’ filing an amended statement of their case. Plaintiffs thereafter filed their “supplemental statement of particularity” and amended case statement. In response, defendants filed a renewed motion to dismiss. On August 31, 2007, the Court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. The Judge gave the plaintiffs 30 days to re-plead a basis for federal jurisdiction over the state law claims, but plaintiffs elected instead to file a notice of appeal of the dismissal orders to the U.S. Court of Appeals for the Third Circuit. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.
Kelly-Moore Paint Company, Inc. (“Kelly-Moore”) filed litigation against the Company in the San Francisco Superior Court (California) in connection with certain general liability and umbrella liability policies issued to it. The litigation seeks coverage for bodily injury claims arising out of exposure to asbestos-containing products that Kelly-Moore and/or a subsidiary sold between 1960 and 1978. It also seeks breach of contract and bad faith damages. In May 2006, Kelly-Moore filed a second amended complaint seeking to recover from the Company defense costs it allegedly paid to defend asbestos claims. Kelly-Moore also seeks payment of sums for contribution and/or subrogation pursuant to three other excess insurers’ assigned claims based on defense payments allegedly made on Kelly-Moore’s behalf. The Company has learned through discovery and submissions to the court filed by Kelly-Moore that Kelly-Moore is seeking $53 million for the defense costs, plus interest, and an additional $33 million for the contribution/subrogation claims. Kelly-Moore also seeks to recover extra-contractual damages as part of its bad faith claim. The Company anticipates that Kelly-Moore will allege it is entitled to bad faith and punitive damages in a material amount. While the Company does not believe that any of these allegations has merit as a matter of law, we cannot predict with certainty the ultimate outcome of the claims. We do not expect the outcome to have a material adverse effect on the Company’s financial condition. The Company has been vigorously defending against the claims of Kelly-Moore, and will continue to do so. The Company filed a cross-complaint against Kelly-Moore seeking reimbursement of certain substantial loss and expense payments made to or on behalf of Kelly-Moore to date.
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
The Company’s subsidiaries are involved in various lawsuits and arbitration proceedings arising in the ordinary course of business. These lawsuits and arbitration proceedings include, in some cases, claims for extra-contractual or “bad faith” damages, or claims for imposition of statutory penalties or multipliers. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, no such matter is likely to have a material adverse effect on the Company’s consolidated net income, financial position or liquidity. However, it should be noted that the frequency of large damage awards in some jurisdictions, including punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given matter.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: November 1, 2007	By:	/s/ Nikolas Antonopoulos

Nikolas Antonopoulos
President and Chief Executive Officer

Date: November 1, 2007	By:	/s/ Mary Jane Robertson

Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

*	10.44	Crum & Forster Holdings Corp. 2007 Long Term Incentive Plan

*	10.45	Fairfax Inc. and Crum & Forster Holdings Corp. Inter-Company Tax Allocation Agreement effective as of January 1, 2007

*	10.46	Amended and Restated Employment Agreement of Nikolas Antonopoulos effective as of June 1, 2007

*	10.47	Amended and Restated Employment Agreement of Mary Jane Robertson effective as of June 1, 2007

*	10.48	Amended and Restated Employment Agreement of Joseph Braunstein effective as of June 1, 2007

*	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Prospectus filed with the SEC pursuant to rule 424(b)(3) on July 13, 2007).

*	Filed herewith