Form 10-K
period 2007-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2008-02-29
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at February 28, 2008

Common Stock, $.01 Par Value	100

Documents Incorporated by Reference

None

CRUM & FORSTER HOLDINGS CORP.

Form 10-K

Index

	STATEMENTS REGARDING FORWARD-LOOKING INFORMATION	5

PART I
ITEM 1.	BUSINESS	6
	Overview	6
	Corporate Structure	6
	Lines of Business	8
	Geographic Distribution	11
	Business Development and Methods of Distribution	12
	Pricing and Underwriting	13
	Catastrophe Management	14
	Reinsurance	15
	Claims Management	21
	Reserves	22
	Asbestos, Environmental and Other Latent Exposures	25
	Investments	25
	Competition	27
	Ratings	28
	Insurance Regulatory Matters	28
	Employees	34
ITEM 1A.	RISK FACTORS	35
ITEM 1B.	UNRESOLVED STAFF COMMENTS	45
ITEM 2.	PROPERTIES	45
ITEM 3.	LEGAL PROCEEDINGS	45
	Litigation	45
	Insurance Industry Investigations	46
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	47

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	47
ITEM 6.	SELECTED FINANCIAL DATA	47
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49
	Critical Accounting Policies and Estimates	49
	Summary of Operations	60
	Results of Operations	62
	Liquidity and Capital Resources	72
	Contractual Obligations	74
	Regulatory Issues	75
	Off-Balance Sheet Arrangements	76

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	76
	Interest Rate Risk	76
	Equity Price Risk	77
	Foreign Currency Exchange Rate Risk	77
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	78
	Index to Consolidated Financial Statements	78
	Report of Independent Registered Public Accounting Firm	79
	Consolidated Balance Sheets at December 31, 2007 and 2006	80
	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	81
	Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005	82
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	83
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	84
	Notes to Consolidated Financial Statements	86
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	122
ITEM 9A(T).	CONTROLS AND PROCEDURES	122
	Evaluation of Disclosure Controls and Procedures	122
	Management’s Report on Internal Control Over Financial Reporting	122
ITEM 9B.	OTHER INFORMATION	122

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	123
	Directors and Executive Officers	123
	Key Employee of the Operating Companies	124
	Corporate Governance	124
	Audit Committee and Audit Committee Financial Expert	124
	Compensation Committee	124
	Compensation of Directors	125
	Code of Ethics	125
ITEM 11.	EXECUTIVE COMPENSATION	125
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	125
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	125
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	125
	Audit Fees	125
	Audit-Related Fees	126
	Tax Fees	126
	All Other Fees	126
	Audit Committee Pre-Approval Policies and Procedures	126

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	126
	Financial Statement Schedules	126
	Exhibits	127
	SIGNATURES	130
	POWER OF ATTORNEY	130
	INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES	131
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	132
	Schedule I — Summary of Investments Other Than Investments in Related Parties	133
	Schedule II — Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2007 and 2006 (Parent Company Only)	134
	Schedule II — Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2007, 2006 and 2005 (Parent Company Only)	135
	Schedule II — Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2007, 2006 and 2005 (Parent Company Only)	136
	Schedule II — Note to Condensed Financial Statements	137
	Schedule V — Valuation and Qualifying Accounts	138
	EXHIBITS	139

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

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Competitive conditions in the insurance market;

•	Inability to realize the Company’s investment objectives;

•	Recent credit market events could adversely affect the Company’s financial results;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

Additional risks and uncertainties are described in this report in “Item 1A. Risk Factors”. Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes a broad range of commercial coverage including workers’ compensation, general liability, commercial automobile, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through its home office and a regional branch network, allowing it to control centrally the underwriting process, respond to local market conditions and build close relationships with producers and policyholders. The Company has over 1,300 producers located throughout the United States. These producers include wholesale brokers, independent regional retail firms and national brokers.

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A−” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group’s employees and assumed certain operating obligations.

In 2007, the Company generated $1,245.0 million of gross premiums written, $1,099.6 million of net premiums written and $1,563.6 million of total revenues. Approximately 57.3% of the Company’s 2007 gross premiums written related to casualty coverages, 30.0% to property coverages and 12.7% to other coverages, the majority of which relates to the accident and health line of business. For the year ended December 31, 2007, the Company’s combined ratio was 92.2%. At December 31, 2007, the Company had cash and invested assets of $4.5 billion (including $1.0 billion of assets pledged for short-sale obligations), total assets of $6.6 billion, shareholder’s equity of $1.3 billion and policyholders’ surplus of $1.6 billion.

Corporate Structure

Crum & Forster is a Delaware holding company that is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is ultimately owned by Fairfax, a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange and the New York Stock Exchange under the symbol “FFH”.

Crum & Forster is a major component of the U.S. commercial property and casualty insurance operations of Fairfax, which is principally engaged in property and casualty insurance, reinsurance and investment management. Crum & Forster was acquired by Fairfax on August 13, 1998.

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

Lines of Business

Crum & Forster offers a broad range of property and casualty insurance coverages, primarily to commercial accounts, located throughout the United States. In 2007, 2006 and 2005, the Company reported $1,245.0 million, $1,351.6 million and $1,097.8 million, respectively, of gross premiums written. Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2007		2006		2005
	$	%	$	%	$	%

Workers’ compensation	$258.9	20.8%	$277.1	20.5%	$275.3	25.1%
General liability	251.5	20.2	296.0	21.9	262.8	24.1
Commercial automobile	203.4	16.3	222.5	16.5	192.6	17.5
Property	285.2	22.9	375.6	27.8	296.9	27.0
Commercial multi-peril	88.2	7.1	83.8	6.2	51.0	4.6
Accident and health	127.6	10.3	64.3	4.7	—	—
Other[1]	30.2	2.4	32.3	2.4	19.2	1.7

Total gross premiums written	$1,245.0	100.0%	$1,351.6	100.0%	$1,097.8	100.0%

[1]	Other includes personal automobile, homeowners and surety lines of business in 2007 and 2006. In 2005, other includes the surety line of business only.

Workers’ compensation provides coverage for the obligations of an employer under state law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. Typically, there are four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The Company offers three types of workers’ compensation products:

•	guaranteed cost products;

•	large deductible policies; and

•	retrospectively rated policies.

Premiums are primarily a function of:

•	the applicable premium rate, which varies according to the employee’s duties and the business of the employer;

•	the policyholder’s experience modification factor; and

•	the policyholder’s payroll.

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

The distribution of total workers’ compensation gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Guaranteed cost	91.0%	87.7%	84.7%
Large deductible	7.7	9.8	12.8
Retrospectively rated	1.3	2.5	2.5

Total workers’ compensation	100.0%	100.0%	100.0%

With respect to large deductible policies, the average policyholder retention is approximately $200,000 and the average premium discount from standard premium, recognizing the reduced net loss exposure, is approximately 67%. The Company’s large deductible business has continued to be affected by market competition.

General liability provides coverage for third-party liability exposures, including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage to protect policyholders against third-party personal injury. This coverage is generally written with a limit of $1 million. This line of business includes umbrella coverage, which provides additional insurance protection to businesses for amounts that exceed the limits of their primary liability policies with the Company or another insurance carrier. Approximately 83% of the Company’s umbrella premiums are for accounts for which the underlying liability coverage is provided by another insurance carrier. In 2007, approximately 70% of the Company’s umbrella gross premiums written were associated with policies having an attachment point of $1 million, while the average umbrella policy limit written was approximately $12 million. The Company also writes specialty classes, such as directors’ and officers’ liability, which involves coverage for liability arising from the actions of directors and officers in their official capacities, and employment practices liability, which protects the policyholder from liability arising from employment policies and plans, such as liability related to discrimination and harassment. The average directors’ and officers’ policy limit written in 2007 was approximately $5 million. In 2007, the Company provided $10 million of excess directors’ and officers’ liability coverage to a major financial guarantee insurance company. With the exception of that policyholder, the Company has limited exposure through its directors’ and officers’ insurance policies to the sub-prime mortgage market and ensuing credit events.

The distribution of the Company’s total general liability gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Umbrella liability	42.2%	36.6%	33.7%
Products liability	22.7	25.0	22.1
Directors’ and officers’ liability	7.2	7.1	8.0
Employment practices liability	2.6	2.8	3.6
All other general liability	25.3	28.5	32.6

Total general liability	100.0%	100.0%	100.0%

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

Property provides coverage for loss or damage to buildings, inventory and equipment and financial loss due to business interruption resulting from covered property damage. Policies written are typically “all risk” in nature, providing protection from natural disasters, including losses from hurricanes, windstorms, earthquakes, hail and severe winter weather, and other events, such as theft and vandalism, fires, explosions, storms, and at the policyholder’s option, terrorism. It is industry practice, as well as that of the Company, to exclude certain risks, including war and nuclear risks, from all property policies. Gross limits offered on property business averaged approximately $5 million in 2007 and generally did not exceed $25 million per policyholder. Property insurance is principally provided through fire and allied lines, inland marine and difference in conditions coverages. Fire and allied lines coverage insures real and personal property from direct physical damage from the perils covered as well as the loss of business income that might result from such loss. Inland marine covers insureds specializing mainly in, but not limited to, the transportation, communications and construction industries. Difference in conditions coverage insures real and personal property from direct physical damage and the associated loss of business income resulting primarily from earthquake and flood perils as well as other perils excluded from standard fire and allied lines policies. Policies written on an excess basis comprised approximately 9%, 10% and 10% of property gross premiums written in 2007, 2006 and 2005, respectively.

The distribution of total property gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Fire and allied lines	78.7%	82.7%	82.9%
Inland marine	10.2	8.4	11.3
Earthquake	6.5	6.6	4.9
Other	4.6	2.3	0.9

Total property	100.0%	100.0%	100.0%

Commercial multi-peril combines property and liability coverage under one insurance policy. The Company typically writes these package policies for smaller businesses where expense advantages can be gained by combining these coverages rather than purchasing two separate policies. For the years ended December 31, 2007, 2006 and 2005, approximately 53.6%, 52.4% and 41.6%, respectively, of commercial multi-peril gross premiums written were attributable to liability coverage. The increase in liability coverage in 2006 was due to the assumption of the Fairmont business.

Accident and health includes an array of coverages as follows: student medical insurance, including K-12, college accident and sickness, collegiate sports and international student insurance; retail travel and accident insurance; medical stop loss insurance, including specific and aggregate coverage for self-funded employer groups, fully insured organ transplant, provider excess of loss for physician and hospital groups, health maintenance organization reinsurance and risk taking health plans; limited medical coverage for associations and employer groups, including optional dental, prescription drug and accidental death and dismemberment; short term medical and hospital indemnity insurance; and pet insurance for domestic cats and dogs.

The distribution of the Company’s total accident and health gross premiums written, by type of major coverage, is summarized as follows:

	Years Ended December 31,
	2007	2006

Student medical	29.7%	36.9%
Travel	24.7	13.4
Employer stop loss	21.8	28.1
Other medical	13.7	20.3
Pet insurance	10.1	1.3

Total accident and health	100.0%	100.0%

Other includes bail bonds, personal automobile, homeowners’ and surety coverages. Bail bonds provide for the issuance of financial security to a court to guarantee the return, at a specific date, of a person facing criminal charges. Commercial bonds cover obligations typically required by law or regulation such as probate bonds, license and permit bonds. Contract bonds secure a contractor’s performance and/or payment obligation, generally with respect to a construction project, and are typically required by federal, state and local governments for public works projects. In 2005, the Company began to significantly restrict the writing of its surety business, which includes commercial and contract bonds, in response to adverse contract surety claims emergence. The Company also writes a small amount of personal automobile and homeowners’ policies, as part of the Fairmont business assumed at the start of 2006. These are limited to the state of Hawaii.

The distribution of the Company’s total other gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Bail bonds	43.4%	36.0%	23.6%
Personal automobile	31.3	35.4	—
Homeowners	22.2	21.9	—
Contract and commercial bonds	3.1	6.7	76.4

Total other	100.0%	100.0%	100.0%

Geographic Distribution

The Company is licensed and currently writes insurance in all 50 states. For the year ended December 31, 2007, the top ten states represented 68.5% of direct premiums written. The distribution of direct premiums written by state, as a percentage of total direct premiums written, is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

California	14.5%	16.7%	20.1%
Florida	9.9	10.7	10.9
New York	9.0	9.4	10.0
Texas	8.9	9.6	7.5
New Jersey	7.2	8.2	8.6
Pennsylvania	4.5	5.0	5.4
Hawaii	4.5	1.4	0.2
Illinois	3.6	3.3	3.5
Massachusetts	3.4	3.3	3.4
Georgia	3.0	3.1	2.1
All other states[1]	31.5	29.3	28.3

Total direct premiums written	100.0%	100.0%	100.0%

[1]	No other state comprised more than 2% of total direct premiums written in 2006 or 2005.

The increase in premiums written in Hawaii is primarily attributable to the Fairmont business, which the Company assumed at the start of 2006. For further details on Fairmont see “— Overview” and Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”. Throughout 2006, the majority of the Fairmont business was underwritten directly by the insurance companies of Fairmont Specialty Group and assumed by the Company. By the end of 2007, substantially all Fairmont business was being written directly by the Company. Prior to 2006 the Company wrote very little business in Hawaii.

Direct premiums written in California have continued to decline since 2004. In 2003 and 2004, significant reform of the California workers’ compensation system took place. The combination of these reform efforts and strong rate increases from 2000 to 2003 led to a dramatic improvement in the industry’s workers’ compensation accident year loss ratios. At September 30, 2007, the Workers’ Compensation Insurance Rating Bureau of California projects the workers’ compensation ultimate accident year loss ratio has fallen from 125.0% in 2000 to 36.0% in 2006. As a result of these regulatory reforms and very favorable industry accident year results in recent years, the California workers’ compensation marketplace has evolved to one where there are numerous carriers aggressively seeking growth and the Company has been affected by declining market prices since 2004. For the year ended December 31, 2007, the Company’s California workers’ compensation gross premiums written decreased by approximately 20% as compared to the year ended December 31, 2006 and may decline even further in 2008 as the Company continues to maintain its risk selection and pricing discipline.

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

Crum & Forster depends on producers to provide it with access to a wide range of business opportunities. The Company’s ability to develop strong and mutually beneficial relationships, and successfully market its products and services to producers, is paramount to its success. Generally, the Company’s business is distributed through more than 1,300 producers located throughout the United States. Crum & Forster intends to continue to expand its producer force. The Company offers its producers underwriting expertise and timely policy processing, which assists them in placing business in underserved markets. The Company’s service extends to loss control and claims management services, particularly on large accounts where this expertise is highly valued by both the producer and the policyholder.

Producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. Additionally, the Company pays contingent commissions to certain producers based on achievement by the producer of agreed-upon targets. Out of total producer compensation incurred in 2007, 2006 and 2005 of $152.9 million, $158.2 million and $120.6 million, respectively, contingent commissions paid to producers in those years totaled $2.6 million, $2.4 million and $8.7 million, respectively. Contingent commissions paid in 2006 as compared to 2005 declined due to the termination in 2004 of agreements with certain producers.

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

The percentage of business from these categories of producers, based on gross premiums written, is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Wholesale brokers	41.5%	43.5%	40.1%
Independent regional retail firms	38.5	34.4	31.0
National brokers	20.0	22.1	28.9

Total direct premiums written	100.0%	100.0%	100.0%

The decrease in the percentage of gross premiums written attributable to wholesale brokers and the corresponding increase in business from independent regional retail firms in 2007 as compared to 2006 is largely due to a decrease in excess and surplus casualty and property business written through wholesale brokers. The decrease in the percentage of gross premiums written attributable to national brokers is primarily attributable to a decrease in premiums produced by Marsh USA Inc., the Company’s largest national broker since 2004.

Gross premiums written from new business by producer category are as follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Wholesale brokers	$173.4	$264.0	$210.0
Independent regional retail firms	105.5	106.9	91.1
National brokers	53.8	91.7	84.3

Total gross premiums written from new business	$332.7	$462.6	$385.4

The Company’s new business production decreased by approximately 28% in 2007 as compared to 2006. The decline in new business is attributable to decreases in both property and casualty lines, reflective of an increasingly competitive market place and downward pricing trends. New business production increased by approximately 20% in 2006 as compared to 2005, primarily due to greater property writings in the wake of the 2005 hurricane activity and Fairmont new business.

For discussions of recent investigations by governmental authorities into certain business practices within the insurance industry, see “Item 1A. Risk Factors — Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation” and “Item 3. Legal Proceedings”.

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

The Company’s underwriting process is controlled centrally by profit center managers in the home office who have extensive experience in the insurance industry. Each executive is held accountable for the underwriting results of his or her line of business. Underwriting authority levels are established based on characteristics such as class of business, hazard grade and policy limits and are assigned based on the experience and expertise of the underwriter. Regional underwriting product line managers report to the home office profit center managers on all underwriting matters. Field underwriters have limited authority to underwrite policies, with the result that a significant amount of business is underwritten directly by underwriters in the home office.

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

Loss sensitive business includes large deductible policies, in which the policyholder must reimburse the Company for any losses within the deductible and retrospectively rated policies, in which premiums are adjusted based on the actual loss experience of the policyholder. Both of these loss sensitive products expose Crum & Forster to potential credit risk since the Company may be due payment from the policyholder after coverage has been provided. Loss sensitive policies are subject to extensive financial analysis prior to binding and generally require that the policyholder provide collateral as a condition to writing the policy. For further discussion of such credit risk, see “Item 1A. Risk Factors — The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses which would reduce its net income”.

Property risks are underwritten on an individual risk basis. Underwriting considerations that factor into the pricing of individual property risks include, but are not limited to, building construction, occupancy classes and inherent internal exposures to loss, physical protection of the property and external exposures to loss, as well as past loss experience. Approximately 91% of the Company’s property business is written on a primary basis. The underwriting and pricing of such risks requires significant underwriting expertise due to the complexities of individual risk exposures. The remaining 9% of the Company’s property business is written in excess of one or more underlying insurance policies. Pricing of excess property business also requires significant underwriting expertise. Consideration is given to the excess premium as a percentage of total insured value as well as the attachment point and catastrophe exposure. Inland marine is typically rated individually by the underwriter based on the characteristics of the risk and the class of business, without the use of an industry manual rate. The Company’s underwriting of any property risk always considers the aggregate exposures to natural and man-made catastrophic losses and attempts to mitigate such exposure. The Company monitors exposures in areas most susceptible to a hurricane, earthquake or terrorist event.

The accident and health business is a diverse portfolio of largely low per policy premium specialty products. College accident and sickness policies are generally experience rated based on a minimum of three years historical premiums and claims experience. Travel insurance products are typically rated based on portfolio or case experience, with rates fixed on trip cost and traveler age. The various medical products are priced using industry standard actuarially derived manuals obtained from several industry actuarial firms. Pet insurance is rated using an actuarially derived matrix based on coverage, type, policy limit, pet age and breed. Generally, for the accident and health business the Company uses managing general underwriters who have the authority to bind business on behalf of the Company within authorized guidelines. Due to the short tail nature of the accident and health products, rates can be changed rapidly in the event of any negative loss development.

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

Catastrophe Management

Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, earthquakes, tornados, windstorms, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and windstorms may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance.

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

The Company’s current maximum retention and reinsured limits per risk for the major lines of business subject to significant reinsurance are summarized as follows:

		Maximum Reinsured
(dollars in millions)	Maximum Retention	Limits[1]

General liability:
Umbrella	$5.0	$20.0
Directors’ and officers’ liability — primary policies	$2.0	$8.0
Directors’ and officers’ liability — excess policies	Variable Quota Share[2]	$8.0
Property[3]	$5.0	$20.0

[1]	Represents the amount of loss protection above the net retention on an excess of loss basis, unless otherwise noted. Certain layers within these reinsured limits are subject to aggregate limits and reinstatement provisions.

[2]	The Company retains 40% of policies with limits up to $5 million and 20% of policies with limits in excess of $5 million up to $10 million.

[3]	The Company’s retention on its property per risk treaty is $5 million with maximum reinsured limits up to $20 million. The $5 million excess of $5 million layer is 100% reinsured by Wentworth Insurance Company Ltd (“Wentworth”), a Fairfax affiliate.

In general, other general liability policies and commercial automobile policies are written with limits of $1 million per occurrence and are not reinsured. General liability policies typically contain a $2 million aggregate limit.

Workers’ compensation risks are reinsured on a per occurrence basis only. The Company purchases $200 million of coverage in excess of $50 million per occurrence in two layers of $50 million and $150 million. nSpire Re Limited (“nSpire”), a Fairfax affiliate, has a 5% participation in each layer. Advent Syndicate 780 (“Syndicate 780”), the Lloyds insurance arm of Advent Capital (Holdings) PLC (“Advent”), a Fairfax affiliate, has a 4% participation in the $150 million in excess of $100 million layer. The premium for the coverage is approximately $4.6 million. In the event of a $200 million workers’ compensation catastrophic loss, the Company’s net retained loss would be $50 million and the Company would be obligated to pay reinstatement premium equal to 100% of the original premium.

The Company manages its exposure to catastrophes by monitoring the accumulation of exposed policy limits in catastrophe-prone areas. The Company’s property catastrophe reinsurance treaty protects it in the event of property losses arising from one defined catastrophic occurrence or series of events. As a result of significant catastrophe losses sustained by reinsurers in 2005 and 2004, increases in reinsurer capital requirements by rating agencies, changes in widely-used industry catastrophe modeling software resulting in higher projected event frequency and severity and other factors, available reinsurance capacity for property catastrophe coverage contracted in 2006. As a result, the Company has experienced a significant increase in its catastrophe reinsurance costs since 2004, as measured in terms of reinsurance premium and amounts retained by the Company per event. See “Item 1A. Risk Factors — The Company may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it”.

Effective May 1, 2007, the Company placed its property catastrophe treaty (excluding Seneca). The treaty provides coverage of $100 million in excess of $100 million per occurrence for an annual premium of $18 million. The Company is obliged to reinstate any limits used at 100% of the original premium. The Company also purchased California only earthquake coverage of $100 million in excess of $200 million per occurrence for an annual premium of $7 million. Wentworth, a Fairfax affiliate, has a 5% participation on both of these covers. Syndicate 780, a Fairfax affiliate, has a 5% participation on the $100 million in excess of $100 million layer and a 6% participation on the $100 million in excess of $200 million layer. There is no Company co-participation in either of these layers. The decision to increase the retention and purchase less coverage was based on the Company’s reduced property exposures in catastrophe-prone zones and the expected cost of property catastrophe reinsurance at lower attachment points.

Effective April 1, 2007, Seneca placed its property catastrophe reinsurance treaty. The treaty provides coverage of $40 million in excess of $5 million per occurrence for an annual premium of $2.8 million. Seneca is obliged to reinstate any limits used at 100% of the original premium.

The Company has not purchased stand-alone terrorism coverage since 2004. In the event of a TRIPRA-certified terrorist act occurring in the future, the Company could incur a significant loss of up to the aggregate deductible of participating Fairfax insurers, which is approximately $310 million in 2008 based on 20% of Fairfax’s 2007 direct premiums earned, subject to TRIPRA, of approximately $1.6 billion. For further discussion of TRIPRA, see “Insurance Regulatory Matters — Terrorism Risk Insurance Program Reauthorization Act of 2007” and “Item 1A. Risk Factors — Catastrophic events could cause unanticipated losses and reduce net income”. For further discussion of the Company’s reinsurance agreements, see Notes 6 and 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.

At December 31, 2007 and 2006, reinsurance recoverable was $1.5 billion and $1.7 billion, respectively, net of uncollectible reinsurance reserves totaling $50.0 million and $42.8 million, respectively. Reinsurance recoverable at December 31, 2007 was due from approximately 260 reinsurers. Set forth below is a table showing the ten largest reinsurance recoverable balances by reinsurer. Included in other in the table below are contingent obligations associated with structured settlements with life insurance companies and amounts recoverable from pools and associations which amounted to $158.6 million, or 10.3%, of the total reinsurance recoverable balance at December 31, 2007.

	At December 31, 2007
	A.M. Best	Security		Reinsurance		% of
(dollars in millions)	Rating[1]	Provided		Recoverable		Total

Inter-Ocean Reinsurance Company Limited	[2]	$399.9	[3]	$386.7		25.1%
North American Specialty Insurance Company	A+	218.9	[4]	369.0		24.0
TIG Insurance Company (“TIG”)[5,8]	B+	—		133.1		8.6
Swiss Reinsurance America Corporation	A+	—		69.5		4.5
nSpire[8]	[2]	48.2	[6]	42.8		2.8
Fairmont Specialty Insurance Company[8]	B++	—		34.7		2.3
General Reinsurance Corporation	A++	0.1		30.1		2.0
Hannover Ruckversicherungs-Aktiengesellschaft	A	2.1	[7]	22.0		1.4
Federal Insurance Company	A++	20.1		21.8		1.4
Munich Reinsurance America Inc.	A	—		21.4		1.4
Other		141.7	[9]	408.7	[10,11]	26.5

Total reinsurance recoverable		$831.0		$1,539.8		100.0%

[1]	The A.M. Best rating system includes ratings of “A++” and “A+” (which are “Superior” ratings), “A” and “A−” (which are “Excellent” ratings), “B++” and “B+” (which are “Very Good” ratings) and nine lower ratings categories. Ratings are as of February 28, 2008.

[2]	Not rated.

[3]	Includes the value of Delaware Reg. 1003 compliant trust accounts (“Trusts”) at December 31, 2007 in the amount of $361.8 million and $38.1 million in letters of credit.

[4]	Funds held at December 31, 2007. The funds held in respect of North America Specialty Insurance Company are also effectively guaranteed by an upstream affiliated insurer in the Swiss Re Group.

[5]	Effective December 16, 2002, International Insurance Company merged with TIG, a Fairfax subsidiary. TIG had statutory capital and surplus at December 31, 2007 of $738.4 million. These recoverable balances arise principally from a restructuring in 1993, prior to Fairfax’s acquisition of Crum & Forster. For further discussion, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

[6]	Held in Trusts.

[7]	Held in letters of credit.

[8]	Fairfax affiliate.

[9]	Includes $112.9 million in letters of credit, $11.6 million in funds held and $17.2 million in Trusts.

[10]	Includes reserves for uncollectible reinsurance of $50.0 million.

[11]	83% of these gross recoverable balances are from companies having an A.M. Best rating of “A−” or better.

Affiliated Reinsurers

The Company has reinsurance agreements in effect with affiliates of Fairfax. As is the case with all reinsurance agreements, Crum & Forster bears credit risk regarding these agreements, both with respect to reinsurance recoverable reflected on the Company’s balance sheet as well as liabilities associated with reinsurance recoverable on future claims. For the years ended December 31, 2007, 2006 and 2005, the Company ceded premiums of $36.3 million, $41.9 million and $53.2 million, respectively, to affiliates under these reinsurance contracts and assumed premiums of $18.8 million, $134.4 million and $0.3 million, respectively, from affiliates under these reinsurance contracts. Assumed premiums for 2006 reflect the Company’s assumption of the Fairmont business. For further details on Fairmont see Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Reinsurance recoverable balances from affiliated reinsurers reflected on the consolidated balance sheet are summarized as follows:

	At December 31, 2007
	Total
	Reinsurance	Paid	Outstanding
(dollars in millions)	Recoverable	Recoverable	Reserves[1]	Collateral

TIG	$133.1	$1.1	$132.0	$—
nSpire	42.8	2.0	40.8	48.2
Fairmont Specialty Insurance Company	34.7	0.3	34.4	—
Odyssey America Reinsurance Corporation	9.2	1.2	8.0	—
Wentworth	6.0	0.1	5.9	13.1
Clearwater Insurance Company	1.8	—	1.8	—
Other	2.0	0.1	1.9	2.4

Total affiliated reinsurance recoverable balances	$229.6	$4.8	$224.8	$63.7

[1]	Includes case and incurred but not reported (“IBNR”) reserves.

The Company reported assumed losses payable on the Fairmont business of approximately $48.4 million at December 31, 2007. For a detailed description of the Company’s reinsurance arrangements with affiliates, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Corporate Aggregate Reinsurance

Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company currently purchases, or has in the past purchased, reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and loss adjustment expenses (“LAE”) reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The Company last entered into a corporate aggregate reinsurance contract in 2001.

The Company’s corporate aggregate reinsurance contracts provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering future insurable events are referred to as “prospective reinsurance” and contracts covering past insurable events, such as adverse loss development covers, are categorized as “retroactive reinsurance”. Coverage under retroactive reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount.

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

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Premiums earned	$—	$—	$—
Investment income	(16.1)	(8.4)	(19.9)
Losses and LAE	(13.7)	(10.3)	(8.1)

(Loss) income before income taxes	$(2.4)	$1.9	$(11.8)

At December 31, 2007, reinsurance recoverable includes $396.2 million and $388.3 million related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $494.01 million has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

(dollars in millions)

2000 accident year prospective aggregate stop loss contract	$28.7
1998 prospective aggregate stop loss contract	367.5	[2]
1998 aggregate stop loss contract amendment	19.3
2000 retroactive adverse development contract	369.0

Total	$784.5

[1]	Total amounts recognized as a reduction of losses and LAE include the $389.0 million below, $28.7 million on the 2000 accident year prospective aggregate stop loss contract and $76.3 million of amortization of deferred gains on the retroactive reinsurance contracts.

[2]	Includes $389.0 million, which has been recognized as a reduction of losses and LAE less $21.5 million for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

Prospective Corporate Aggregate Reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Ceded losses and LAE	$—	$—	$—
Less: ceded premiums written and earned	—	—	—
Less: funds held interest charged to investment income	2.3	3.0	4.5

Income before income taxes	$(2.3)	$(3.0)	$(4.5)

The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118.5 million and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. The contract is on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract, all of which were ceded prior to 2005, totaled $76.4 million and $118.5 million, respectively. At December 31, 2007 and 2006, the Company had reinsurance recoverable balances of $28.7 million and $37.6 million, respectively, and funds held balances of $26.7 million and $33.3 million, respectively, related to this agreement.

At December 31, 2007, one prospective contract, covering accident years 2000 through 2002, has an unused limit available of $96.3 million in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2007 is 62.6%. No additional premium or funds held interest would be due under this contract upon usage of the remaining limit. Coverage of accident year 2000 has been exhausted and recovered in full and accident year 2001 was commuted. The reinsurer under this contract is nSpire, a Fairfax affiliate. For further discussion of reinsurance contracts with affiliates, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Retroactive Corporate Aggregate Reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Decrease in reinsurance recoverable due from reinsurers	$(3.6)	$(37.0)	$(26.7)
Less: related premiums paid	(1.3)	(33.4)	4.1

Decrease in income deferred during the year	(2.3)	(3.6)	(30.8)
Amortization of deferred income	(13.7)	(12.9)	(8.1)

Decrease in deferred income	(16.0)	(16.5)	(38.9)
Deferred income on retroactive reinsurance — beginning of year	168.0	184.5	223.4

Deferred income on retroactive reinsurance — end of year	$152.0	$168.0	$184.5

Funds held interest charged during the year	$13.8	$5.4	$15.4

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. The first contract, covering substantially all lines of business, provides $400 million of limit in excess of a retention for accident years 2000 and prior, subject to a $200 million sublimit on 1998 and prior accident years and an asbestos and environmental sublimit of $100 million. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8 million. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2007, the Company had ceded cumulative losses of $369.0 million, which is comprised of $(3.6) million in 2007, $(4.4) million in 2006, $6.0 million in 2005 and $371.0 million prior to 2005 and paid premiums of $152.0 million, which is comprised of $(1.3) million in 2007, $(0.8) million in 2006, $4.1 million in 2005 and $150.0 million prior to 2005, related to this contract. At December 31, 2007 and 2006, the Company had reinsurance recoverable balances of $369.0 million and $372.6 million, respectively, and funds held balances of $218.9 million and $206.4 million, respectively, related to this agreement.

The second contract, covering substantially all lines of business, provides $100 million of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contains sublimits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32.6 million. The contract is on a funds held basis with interest credited at 7%. The Company may commute the contract any time the funds held balance is positive. In the fourth quarter of 2006, cessions under this contract were reversed due to favorable loss development of the underlying policies covered by this contract. As a result, the Company reduced the funds held balance to offset amounts due the Company at December 31, 2006, pursuant to the aforementioned commutation provision. At December 31, 2007, the Company had no cumulative ceded losses under this contract and had $32.6 million of net paid premiums prior to 2005. None of the $100 million coverage under this treaty is available for asbestos development.

The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets, subject to the offsets discussed above. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $13.7 million in 2007, $12.9 million in 2006, $8.1 million in 2005 and $41.6 million prior to 2005. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.

In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367.5 million in excess of a retention and has been fully utilized by the Company. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75 million was paid by the former parent of the Company. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2007, 2006 and 2005 and reinsurance recoverable on the contract was $367.5 million at both December 31, 2007 and 2006. The Company amended the contract in 2001 to provide an additional $19.3 million of coverage for a premium of $7.9 million, which was recorded in 2001.

This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.

The Company estimates, assuming no additional premiums are credited to the funds held accounts, that the amount of interest to be charged against investment income on prospective and retroactive corporate aggregate reinsurance contracts will be approximately $17 million in 2008.

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

Substantially all claims are handled in the Company’s home office, with the exception of workers’ compensation claims, which are handled in the regional offices. The Company has developed and implemented competitive medical management and managed care programs to control workers’ compensation claim costs. At December 31, 2007, the Company had 403 employees dedicated to claims management and administration, 220 of whom were located at the Company’s home office. These employees include adjusters, litigation specialists, regional and corporate claims management, line specialists and support staff. The Company regularly conducts internal reviews and audits to monitor adherence to claims policies and procedures, the adequacy of case reserves, LAE, productivity and service standards.

Pending and new claim counts by line of business, excluding asbestos, environmental and other latent claims, are summarized as follows:

	At December 31,
Pending Claims	2007	2006	2005

Workers’ compensation[1]	10,301	10,974	11,265
General liability	3,614	4,086	4,603
Commercial automobile	5,125	5,223	5,590
All other[2]	2,387	2,539	3,278

Total pending claims	21,427	22,822	24,736

[1]	Excludes medical only claim counts.

[2]	The decrease in the all other category in 2006 as compared to 2005 was due to lower property claims. 2005 included claims associated with the 2005 and 2004 hurricanes.

	Years Ended December 31,
New Claims	2007	2006	2005

Workers’ compensation[1]	7,169	7,307	7,803
General liability	3,923	3,635	4,656
Commercial automobile	15,935	15,502	12,264
All other	3,541	3,384	4,005

Total new claims	30,568	29,828	28,728

[1]	Excludes medical only claim counts of 13,628, 13,947 and 15,093 for the years ended December 31, 2007, 2006 and 2005, respectively.

Since 1985, Crum & Forster has used a specialized claims unit to manage its asbestos, environmental and other latent claims. In 2000, the Company employed RiverStone Claims Management LLC (“RiverStone”), a Fairfax affiliate focused on providing claim and reinsurance recovery services with respect to asbestos, environmental and other latent exposure claims to Fairfax and its affiliates. Effective December 31, 2006, RiverStone and the Company terminated their arrangement and the Company established an internal unit for managing asbestos, environmental and other latent claims.

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

After a claim is reported, claims personnel set up a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established, on an aggregate basis, for losses incurred but not reported to the insurer and for potential further loss development on reported claims, including LAE. At December 31, 2007, total gross reserves for unpaid losses and LAE were $3.2 billion, of which $1.2 billion related to case reserves and $2.0 billion related to IBNR reserves.

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid LAE principally from actuarial analyses of historical development patterns of the relationship of LAE to losses for each line of business and type of exposure. Management compares historical and current case settlement and payment patterns by line of business to establish loss trends that recognize the new development patterns and retention levels.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods, for all lines of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent annually, from which point estimates of ultimate losses and LAE by line of business are selected. These “target” loss ratios are used to determine loss and allocated LAE expectations each month by accident year within each line of business. Each month, reported losses are reviewed against these expectations to evaluate loss emergence trends.

The recorded estimate and the high and low ends of the Company’s internal actuaries’ range of reserves for each line of business are summarized as follows:

	At December 31, 2007
		Low End of	High End of
(dollars in millions)	Reserves	Actuarial Range	Actuarial Range

Workers’ compensation	$746.1	$643.0	$822.0
General liability	676.2	483.4	792.5
Asbestos, environmental and other latent	442.8	328.7	558.3
Commercial automobile	239.7	217.4	267.6
Property	144.3	97.4	145.4
Other	225.9	200.0	227.3

Net of per risk reinsurance, gross of corporate aggregate reinsurance	2,475.0	1,969.9	2,813.1
Corporate aggregate reinsurance	494.0	427.6	500.2

Total reserves, net of per risk reinsurance and corporate aggregate reinsurance	1,981.0	$1,542.3	$2,312.9

Ceded unpaid losses and LAE	1,197.5

Gross unpaid losses and LAE	$3,178.5

A reconciliation of the net liability for unpaid losses and LAE is provided in Note 4 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Reserves for losses and LAE were adjusted in each year based on the latest actuarial estimates.

The components of (favorable) adverse development of prior years’ loss and LAE reserves are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Workers’ compensation	$(65.4)	$(58.5)	$(1.4)
General liability	(20.2)	(31.9)	(48.0)
Commercial multi-peril	(18.6)	(22.8)	(20.2)
Commercial automobile	(6.6)	(10.9)	(19.5)
Property	(0.9)	1.6	(40.7)
Asbestos, environmental and other latent	54.5	33.9	44.6
Other	7.0	2.7	24.7

Total favorable development, net of per risk reinsurance	(50.2)	(85.9)	(60.5)
Amortization of deferred gain on retroactive corporate aggregate reinsurance	(13.7)	(12.9)	(8.1)
Other corporate aggregate reinsurance activity	—	2.6	—

Total favorable development, net of per risk and corporate aggregate reinsurance	(63.9)	(96.2)	(68.6)
Add back: Per risk and corporate aggregate reinsurance	(37.1)	(16.2)	88.7

Total (favorable) adverse development, gross of reinsurance	$(101.0)	$(112.4)	$20.1

For a discussion of loss development, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and Loss Adjustment Expenses”.

The following loss and LAE reserve development table illustrates the development of balance sheet loss and LAE liabilities from 1997 through 2007 and the subsequent changes in those reserves, presented on a historical basis. The first line of the table is the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each year. The next section of the table shows the cumulative amounts paid during successive years related to the opening reserve.

For example, with respect to the net loss and LAE reserve of $2,420 million at December 31, 1997, by the end of 2007, $2,432 million had been paid in settlement of those reserves. In addition, the original reserve of $2,420 million was re-estimated to be $2,852 million at December 31, 2007. This change from the original estimate would normally result from a number of factors such as losses being settled for different amounts than originally estimated, more information becoming available about the individual claims and overall claim frequency and severity patterns.

The lower section of the table shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the re-estimation of these amounts at December 31, 2007.

Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather, a display of 1997 to 2007 calendar year-end reserves and the subsequent changes in those reserves. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table as conditions and trends that have affected development of liability in the past may not necessarily recur in the future.

The subsequent adverse development of the net liability for unpaid losses and LAE through 2003 was primarily due to asbestos and environmental claims, reflecting an increase in the number of claims filed, an increase in the severity of claims and an increase in litigation costs associated with these claims. While the number of new claimants filing claims against the Company’s policyholders has stabilized in the last few years, the average value of alleged claims has increased. Offsetting the adverse development through 2003 was favorable emergence for casualty claims, primarily non-latent umbrella claims. Offsetting the adverse development since 2004 was favorable emergence for most casualty lines, particularly for workers’ compensation and non-latent umbrella claims for older accident years and California workers’ compensation for later accident years.

Ten-year analysis of consolidated loss and LAE development presented net of reinsurance with supplemental gross data

	At December 31,
(dollars in millions)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Reserves for unpaid losses and LAE (net of reinsurance recoverable)	$2,420	$2,532	$2,225	$1,770	$1,577	$1,494	$1,873	$2,010	$1,990	$2,016	$1,981
Paid (cumulative) as of:
One year later	580	680	757	676	454	160	460	481	482	571
Two years later	1,076	1,246	1,300	1,026	533	521	809	815	852
Three years later	1,508	1,654	1,565	1,097	824	795	1,065	1,084
Four years later	1,797	1,922	1,626	1,328	1,049	988	1,277
Five years later	2,005	1,919	1,850	1,504	1,208	1,162
Six years later	1,953	2,084	2,023	1,637	1,360
Seven years later	2,087	2,237	2,153	1,763
Eight years later	2,223	2,350	2,277
Nine years later	2,329	2,460
Ten years later	2,432
Liability re-estimated as of:
One year later	2,588	2,546	2,258	1,953	1,596	1,611	1,942	1,941	1,894	1,952
Two years later	2,592	2,536	2,445	1,969	1,749	1,718	1,932	1,855	1,840
Three years later	2,583	2,600	2,460	2,093	1,857	1,702	1,862	1,830
Four years later	2,597	2,614	2,584	2,203	1,836	1,643	1,877
Five years later	2,613	2,735	2,680	2,180	1,787	1,660
Six years later	2,743	2,801	2,676	2,148	1,804
Seven years later	2,820	2,809	2,652	2,152
Eight years later	2,832	2,801	2,660
Nine years later	2,835	2,814
Ten years later	2,852
Cumulative (deficiency)/redundancy	(432)	(282)	(435)	(382)	(227)	(166)	(4)	180	150	64
Gross liability — end of year	3,600	3,637	3,529	3,340	3,454	3,250	3,194	3,371	3,673	3,371	3,178
Reinsurance recoverable	1,180	1,105	1,304	1,570	1,877	1,756	1,321	1,361	1,683	1,355	1,197
Net liability — end of year	2,420	2,532	2,225	1,770	1,577	1,494	1,873	2,010	1,990	2,016	1,981
Gross re-estimated liability at December 31, 2007	4,198	4,213	4,203	3,872	3,691	3,408	3,238	3,210	3,466	3,270
Re-estimated reinsurance recoverable at December 31, 2007	1,346	1,399	1,543	1,720	1,887	1,748	1,361	1,380	1,626	1,318
Net re-estimated liability at December 31, 2007	2,852	2,814	2,660	2,152	1,804	1,660	1,877	1,830	1,840	1,952
Cumulative gross (deficiency)/redundancy	(598)	(576)	(674)	(532)	(237)	(158)	(44)	161	207	101

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

An analysis of gross and net reserves (net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance) from asbestos, environmental and other latent exposures is presented below:

	Years Ended December 31,
	2007		2006		2005
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net

Unpaid latent losses and allocated LAE (“ALAE”), beginning of the year	$586.2	$443.5	$617.6	$475.1	$681.4	$516.0
Latent losses and ALAE incurred during the year	55.9	54.5	66.0	33.9	80.1	44.6
Latent losses and ALAE paid during the year	62.0	55.2	97.4	65.5	143.9	85.5

Unpaid latent losses and ALAE, end of the year	$580.1	$442.8	$586.2	$443.5	$617.6	$475.1

The increase in net latent losses incurred during 2007 as compared to 2006 was due to the combined strengthening of asbestos, environmental and other latent reserves. Gross and net latent payments have continued to decline since 2005. In 2005, latent loss and ALAE payments included a large policy buyback payment, which was 100% reinsured and did not affect net payments, and adverse developments related to one asbestos policyholder which affected both gross and net payments.

An analysis of the number of policyholders with open asbestos, environmental and other latent claims is presented below:

	Asbestos	Environmental	Other Latent	Total Latent

Number of policyholders open at December 31, 2005	428	268	201	897
Opened during the year	68	47	67	182
Closed during the year	96	72	80	248

Number of policyholders open at December 31, 2006	400	243	188	831
Opened during the year	48	47	66	161
Closed during the year	47	29	50	126

Number of policyholders open at December 31, 2007	401	261	204	866

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

The investments of Crum & Forster Holdings Corp. and its subsidiaries are managed by Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a subsidiary of Fairfax. The investment guidelines, as promulgated by each insurance subsidiary’s investment committee and as set forth in each insurance subsidiary’s respective investment agreement with Hamblin Watsa, stress preservation of capital, market liquidity, diversification of risk and long-term, value-oriented investments. The members of the investment committee of Hamblin Watsa, all of whom are officers of Hamblin Watsa, are members of the investment committees of the Company and its insurance subsidiaries. In March 2007, Mary Jane Robertson, Executive Vice President, Chief Financial Officer and Treasurer of the Company, was appointed to the investment committee of US Fire.

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

As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) totaling approximately $620 million. The Company holds approximately $84.5 million of credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries which serve as economic hedges against declines in the fair value of the Company’s financial assets. At December 31, 2007, the fair value of the obligation to purchase the SPDRs was $706.5 million and the fair value of the credit default swaps was $234.1 million.

The composition of the fair value of the Company’s fixed income and hybrid securities by rating, as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating, is summarized as follows:

	At December 31,
Rating	2007	2006

AAA/Aaa	94.0%	92.0%
AA/Aa2	—	—
A/A2	—	—
BBB/Baa2	—	—
BB/Ba2	—	—
B/B2	—	—
CCC/Caa or lower, or not rated	6.0	8.0

Total fixed income securities	100.0%	100.0%

At December 31, 2007, the Company’s fixed income securities had an average duration of 11.1 years and an average yield to maturity of 4.8% before investment expenses.

For additional information about investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Investment Results” and Note 3 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.

Competition

The property and casualty insurance industry is highly competitive. According to A.M. Best, there are approximately 1,000 property and casualty organizations in the United States, comprised of approximately 2,300 property and casualty companies, as reported in Best’s Aggregates & Averages, Property/Casualty, 2007 Edition. Of those organizations, the top 50 accounted for approximately 78% of the industry’s total net premiums written in 2006 and no one company, or company group, had a market share greater than 11%. Based on Best’s Aggregates & Averages, Property/Casualty, 2007 Edition, management believes that Crum & Forster ranked approximately 36th by net premiums written in commercial lines in 2006 compared to 46th in 2005. The improved ranking is primarily attributable to the addition of Fairmont, for business effective January 1, 2006 and subsequent, which contributed net premiums written of approximately $164.4 million in 2006.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. Beginning in 2004, the property and casualty market began to soften and since then has seen increasing competition and pricing pressure. Competition in the casualty market remained strong in 2005 and increased further in both 2006 and 2007, particularly with respect to workers’ compensation policies in California, attributable to system reforms and very favorable industry accident year results. In 2007, pricing pressure for casualty accounts intensified countrywide, particularly for larger accounts, making it very challenging to acquire new accounts at adequate prices. While competition in the property market remained strong through 2004 and 2005, property market conditions improved significantly in the first nine months of 2006, in the wake of the 2005 hurricane activity, but the market began to soften again in the fourth quarter of 2006, fueled by the mild hurricane season.

This market softening continued through 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business. Overall in 2007, renewal retention rates improved by approximately two percentage points whereas new business declined by approximately 28% and pricing on renewal polices declined by approximately 8%. Management expects that the property and casualty market will continue to soften into 2008 and the Company will continue to face competition from domestic and foreign insurers, many of which may be perceived to provide greater security to policyholders and many of which are larger and have greater financial, marketing and management resources than Crum & Forster.

No assurance can be made that the Company will not face increased competition in the future and that such increased competition will not have a material adverse effect on Crum & Forster. For further discussion, see “Item 1A. Risk Factors — The Company operates in a highly competitive environment, which makes it more difficult to attract and retain business”.

Ratings

Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A−” financial strength rating (the fourth highest of fifteen rating categories) with a positive outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine major rating categories) with a stable outlook from Standard & Poor’s (“S&P”) Insurance Rating Services, also a rating agency for the insurance industry.

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

Insurance Regulatory Matters

The Company and its subsidiaries are subject to regulation under relevant insurance statutes, including insurance holding company statutes of various jurisdictions, including Delaware, the domiciliary state of US Fire and CF Indemnity; New Jersey, the domiciliary state of North River and CF Insurance; New York, the domiciliary state of Seneca; and Arizona, the domiciliary state of CF Specialty and Seneca Specialty. In addition, the Company is subject to regulation by the insurance regulators of other states in which its insurance subsidiaries do business.

General

Crum & Forster’s insurance subsidiaries are subject to extensive regulation by the various states in which they conduct business in the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, authority to transact business, premium rates for certain coverage, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Many states also regulate investment activities on the basis of quality, concentration by asset class and other quantitative criteria. Further, most states compel participation in, and regulate composition of, various shared market mechanisms. States have also enacted legislation that regulates insurance holding company systems, including acquisitions, dividends, transactions with affiliates and other related matters.

Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that may alter the Company’s risk exposures under its insurance policies, thereby potentially increasing its liability. Examples of affected risk exposures are product liability, environmental damage and workers’ compensation. In addition, individual state insurance departments may prevent premium rates for some classes of business from adequately reflecting the level of risk assumed by the insurer for those classes and may also restrict the Company’s ability to exit unprofitable lines of business or reduce its writings in those lines. Such developments may result in adverse effects on the profitability of the Company. In addition, many states require regulatory approval for policy forms used in their states, restricting the ability of the Company to quickly enter new lines of business or alter existing forms responsive to changing market conditions.

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

In the wake of the hurricanes of 2005, there has developed a growing interest in the concept of state, regional and national approaches to catastrophes. Various plans have been proposed that would: require insurers to set aside reserves to pay for catastrophic losses; provide for state or regional catastrophe pools that would reinsure insurers doing business in that state or region; and provide for a federal program to reinsure state natural disaster programs. Management is currently not able to predict whether any legislation will be enacted, nor can it predict the final form any such legislation may take. In addition, management is unable to predict the impact that any such legislation may have on the Company’s operations. The Company may be adversely affected by other regulatory initiatives or court rulings resulting from catastrophic events that result in wide-spread loss and/or addressing the lack of availability or pricing for insurance coverage in catastrophe-exposed areas. For example, immediately following hurricanes in 2004 and 2005, certain states in which residents suffered damage issued emergency regulations imposing severe restrictions on canceling or non-renewing policies covering damaged properties. In 2007, the State of Florida, through its state-mandated insurance and reinsurance entities (the Florida Hurricane Catastrophe Fund and Citizens Property Insurance Corp.), is assuming much of the potential exposure associated with hurricanes from the private insurance market in return for which the private insurance market is required to pass on the savings to Florida homeowners in the form of reduced insurance rates. The expansion of the Florida Hurricane Catastrophe Fund and Citizens Property Insurance Corp. has the potential to displace private market insurance and reinsurance. Moreover, their reliance on post-event financing through premium surcharges could have the effect of disrupting the Florida insurance markets if a major property catastrophe occurs. As a result of flooding in the Pacific Northwest in late 2007, Oregon sought to protect its policyholders by issuing an emergency order prohibiting property insurers in that state from canceling or non-renewing policies solely due to claims resulting from the winter storms. While these legislative actions are largely targeted toward reducing rates and/or increasing coverage in the homeowners insurance market, the commercial insurance market in which the Company conducts business could be adversely affected directly by assessments in the event government resources are insufficient to absorb the exposure, and indirectly, by increasing competitive pressures as insurers redirect capital. Also in response to the effects of the 2005 hurricanes, Congress is currently considering repeal of, or amendments to, the McCarran-Ferguson Act of 1945 (“McCarran-Ferguson”), pursuant to which insurance companies share data for rate-making purposes. Changes to McCarran-Ferguson could have far-reaching effects on the industry and its customers.

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

For a discussion of various investigations by governmental authorities regarding certain insurance industry business practices, see “Item 1A. Risk Factors — Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation” and “Item 3. Legal Proceedings — Insurance Industry Investigations”.

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

The Delaware Insurance Department and the New Jersey Department of Banking and Insurance completed their financial examinations of US Fire and CF Indemnity, and North River and CF Insurance, respectively, for the three-year period ended December 31, 2004. The regulators issued their final examination reports in June 2006 that contained minor recommendations and no financial adjustments.

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

The California Insurance Department (“CID”) completed the field portion of a market conduct examination for the period from October 1, 2003 through May 31, 2004, which focused on the advertising, marketing, underwriting, premium development, risk selection and rejection practices of US Fire and North River. The CID issued its draft Preliminary Rating & Underwriting Examination Report on November 13, 2007, in which the regulators found no violations in the Company’s advertising and marketing practices and minor errors in the rating of some policies. The Company has responded to the CID’s preliminary report and has implemented all recommended procedures to facilitate future compliance. To date, the CID has not issued its final report.

The Delaware Insurance Department and the New Jersey Department of Banking and Insurance notified US Fire and CF Indemnity, and North River and CF Insurance, respectively, that they would be subject to financial examination for the three-year period ended December 31, 2007. These examinations are expected to commence in the second quarter of 2008.

Producer Compensation Investigations

Insurance broker and agent compensation arrangements and sales practices have in recent years been scrutinized by various state attorneys general, insurance departments and the U.S. Department of Labor. The New York State Attorney General and other state attorneys general and insurance commissioners continue to investigate compensation and bidding arrangements between producers and issuers of insurance products and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General and other state attorneys general have entered into a number of settlement agreements with insurance brokers and insurers that require that the payment of contingent commissions be discontinued. These investigations and proceedings, which are expected to continue, could result in legal precedents, legislation and the emergence of new industry-wide practices for compensating insurance producers that could significantly affect the insurance industry and how it sells its insurance products.

For a discussion of various investigations by governmental authorities regarding certain insurance industry business practices, see “Item 1A. Risk Factors — Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation” and “Item 3. Legal Proceedings — Insurance Industry Investigations”.

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

Delaware laws provide that before a Delaware-domiciled insurer may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the state insurance commissioner. During this 10-day period, the commissioner may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Delaware Insurance Regulations, the state insurance commissioner may issue an order at any time disallowing or limiting the payment of dividends by an insurer if the commissioner determines that the insurer is presently or potentially financially distressed or troubled. Without the prior approval of the state insurance commissioner, a Delaware-domiciled insurer may only pay cash dividends from its earned surplus. Earned surplus is defined as that amount equal to the unassigned funds of an insurer, as set forth in the most recent annual statement of the insurer submitted to the state insurance commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Additionally, a Delaware-domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s policyholders’ surplus at December 31, next preceding or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding.

New Jersey laws provide that before a New Jersey domiciled insurer may pay any dividend it must have given notice within 5 business days following the declaration thereof and 30 days prior to the payment thereof to the New Jersey Department of Banking and Insurance. Additionally, approval must be obtained from the state insurance commissioner for payment of any dividend which, together with dividends paid in the previous 12 months, exceeds the greater of 10% of policyholders’ surplus at December 31, next preceding, or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding. Except for extraordinary dividends or distributions paid with the approval of the New Jersey Department of Banking and Insurance, dividends may be paid by insurers domiciled in New Jersey only from earned surplus, which means “unassigned funds (surplus)” as reported on the insurer’s annual statement at December 31 next preceding, less unrealized capital gains and revaluation of assets.

At December 31, 2007, US Fire, North River, CF Indemnity and CF Insurance had statutory “ordinary” dividend capacity (i.e., that which could be paid without prior regulatory approval) of $116.1 million, $45.4 million, $1.1 million and $0.7 million, respectively. At December 31, 2007, US Fire, North River, CF Indemnity and CF Insurance reported earned surplus of $481.2 million, $80.2 million, $1.1 million and $0.7 million, respectively. No assurance can be given that some or all of the domiciliary states of the Company’s insurance subsidiaries will not adopt statutory provisions more restrictive than those currently in effect.

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

Based on the standards currently adopted, the statutory surplus of each of Crum & Forster’s insurance subsidiaries, as of December 31, 2007, is in excess of the minimum level at which regulatory action is indicated under applicable regulations.

NAIC IRIS Ratios

In the 1970s, the NAIC developed a set of financial relationships or “tests” called the Insurance Regulatory Information System (“IRIS”) that was designed to facilitate early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit data on an annual basis to the NAIC, which, in turn, analyzes the data utilizing ratios covering twelve categories of financial data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company may become subject to increased scrutiny if it falls outside the usual ranges on four or more of the ratios. In 2007, 2006 and 2005, the Company’s insurance subsidiaries met substantially all of the IRIS ratio tests.

Investment Regulation

Crum & Forster’s insurance subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. Either of these could result in the Company having to sell an asset when market conditions would not otherwise warrant a sale. At December 31, 2007, management believes the Company’s investments complied with such laws and regulations in all material respects.

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

Property and casualty guaranty fund assessments incurred by Crum & Forster totaled $2.6 million, $4.9 million and $4.6 million for 2007, 2006 and 2005, respectively. The Company’s policy is to accrue for insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the Company’s ability to reasonably estimate the insolvent insurer’s liabilities or develop a meaningful range of the insolvent’s liabilities is significantly impaired by inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds. Although the amount of any assessments applicable to guaranty funds cannot be predicted with certainty, management believes that future guaranty association assessments for known insurer insolvencies will not have a material adverse effect on the Company’s net income, financial position or liquidity.

Shared Markets

As a condition of their licenses to do business, Crum & Forster’s insurance subsidiaries are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements, which provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. These arrangements are in addition to the inter-company pooling arrangement among the Company’s subsidiaries discussed in “Corporate Structure”. The Company’s insurance subsidiaries’ participation in such shared markets or pooling mechanisms is generally proportionate to the amount of each of the insurance subsidiaries’ direct premiums written for the type of coverage written by the specific pooling mechanism in the applicable state.

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

Commercial automobile and workers’ compensation lines have mandatory pooling arrangements on a state-by-state basis for segments of the market that have difficulty finding coverage from insurers. The shared market mechanisms for providing commercial automobile coverage are generally assigned risk plans, reinsurance facilities and joint underwriting facilities. Additionally, another pooling mechanism, a Commercial Automobile Insurance Procedure (“CAIP”), uses a limited number of servicing carriers to handle assignments from other insurers. The CAIP servicing carrier is paid a fee for the responsibility of handling the commercial automobile policies and paying claims. For workers’ compensation, the pooling in each state is generally in the form of a reinsurance-type arrangement with servicing carriers providing the policy services and claims handling services. The National Council of Compensation Insurance provides services for calculating member pooling of losses and expenses in 32 states, with the remainder of the states having their own independent servicing plans. Business insurance is also subject to a pooling mechanism for commercial properties insured through the various Fair Access to Insurance Requirements plans that exist in most states. The Company reported underwriting losses from participation in such mandatory pools and underwriting associations of $3.3 million, $3.3 million and $7.3 million in 2007, 2006, and 2005, respectively. The amount of future losses or assessments from the shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. The underwriting results of these pools traditionally have been unprofitable. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, management does not expect future losses or assessments to have a material adverse effect on the Company’s net income, financial position or liquidity.

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

Terrorism Risk Insurance Program Reauthorization Act of 2007

The Terrorism Risk Insurance Act of 2002, as amended by the Terrorism Risk Insurance Extension Act of 2005 (collectively “TRIA”), established a federal terrorism insurance program pursuant to which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program, which was recently extended through December 31, 2014 with the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIPRA”), is applicable to substantially all commercial property and casualty lines of business but excludes commercial automobile, burglary and theft, surety, professional liability and farm owners multi-peril insurance.

Participation by insurers writing applicable lines is mandatory. Insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIPRA on terms and in amounts that may not differ materially from other policies. Notably, TRIPRA ended the TRIA distinction between foreign and domestic acts of terrorism, so that domestic acts of terrorism are now covered by the program. Federal participation will be triggered under TRIPRA when the Secretary of the Treasury, in concurrence with the U.S. Secretary of State and Attorney General, certifies an act of terrorism. TRIPRA maintains the Federal government’s share of compensation for insured losses (subject to a $100 million program trigger) at 85% of that portion of the amount of insured losses that exceed the insurer deductible. The insurer deductible is equal to 20% of the direct earned premiums in the preceding calendar year of the insurer for covered lines of commercial property and casualty insurance of all affiliated insurers within the same consolidated group. Based on Fairfax’s 2007 direct premiums earned, subject to TRIPRA, of approximately $1.6 billion, the aggregate deductible of the Fairfax group will be approximately $310 million.

After the enactment of TRIA, the Company developed specific underwriting and pricing guidelines for terrorism coverage. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes where coverage is not mandatory, policyholders may choose not to accept terrorism coverage. Based on experience through December 31, 2007, approximately 31.2% of policyholders in the Company’s property lines of business accepted terrorism coverage. Direct premiums written from terrorism coverage in 2007 were approximately $12.4 million.

In general, the Company’s 2007 reinsurance contracts provide coverage for domestic acts of terrorism. Certain casualty contracts have additional terrorism coverage for acts of terrorism certified under TRIA or TRIPRA. In particular, the workers’ compensation contract has coverage up to $50 million and the umbrella contract has coverage equal to two times the coverage limit, up to a maximum of $40 million. None of the contracts covers acts of terrorism involving use of nuclear, biological or chemical agents.

While the provisions of TRIPRA and the purchase of terrorism coverage described above currently mitigate exposure in the event of a large-scale terrorist attack, the Company’s effective deductible is significant and the Company’s reinsurance coverage of terrorist acts is limited. Further, exposure to losses from terrorist acts is not limited to TRIPRA events since regardless of the status of TRIPRA, some state insurance regulators do not permit terrorism exclusions for various coverage or causes of loss. Accordingly, management continues to monitor carefully the Company’s concentrations of risk. For additional discussion on TRIPRA, see “Item 1A. Risk Factors — Catastrophic events could cause unanticipated losses and reduce net income”.

Employees

At December 31, 2007, Crum & Forster had 1,373 employees. None of these employees is represented by a labor union and management considers employee relations to be satisfactory.

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

Financial strength ratings issued by third party rating agencies are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A−” financial strength rating (the fourth highest of fifteen rating categories) with a positive outlook from A.M. Best, a rating agency and publisher for the insurance industry, and a “BBB” financial strength rating (the fourth highest of nine major rating categories) with a stable outlook from S&P’s Insurance Rating Services, also a rating agency for the insurance industry.

Crum & Forster’s current ratings are the lowest necessary to compete in its targeted markets. The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and Fairfax’s other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster. A downgrade of any of the debt or other ratings of Fairfax, or any of Fairfax’s subsidiaries or affiliates, or deterioration in the financial markets’ view of any of these entities, could have a negative impact on the Company’s ratings.

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

Crum & Forster maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each year. Its gross loss and LAE reserves were $3.2 billion and $3.4 billion at December 31, 2007 and 2006, respectively. These reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including: (i) actuarial projections of the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known; (ii) estimates of future trends in claims severity and frequency; (iii) assessment of asserted theories of liability; and (iv) analysis of other factors, such as variables in claims handling procedures, economic factors and judicial and legislative trends and actions. Most, if not all, of these factors are not directly or precisely quantifiable, particularly on a prospective basis. In many cases, estimates of liability for losses and LAE are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer, and additional lags between the time of reporting and final settlement of claims.

The Company recorded $50.2 million, $85.9 million and $60.5 million of prior period favorable loss development before corporate aggregate reinsurance for the years 2007, 2006 and 2005, respectively. Prior period favorable loss development after corporate aggregate reinsurance was $63.9 million, $96.2 million and $68.6 million for the years 2007, 2006 and 2005, respectively. For further discussion of the Company’s reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and Loss Adjustment Expenses”.

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

To the extent reserves prove to be deficient in the future, management will have to increase the Company’s reserves by the amount of such deficiency and incur a charge to earnings in the period such reserves are increased. The uncertainties regarding the reserves (including reserves for asbestos, environmental and other latent claims) could result in a liability exceeding the reserves by an amount that would be material to the Company’s net income, financial position or liquidity in a future period, and such a liability would reduce future cash flows and the ability of its insurance subsidiaries to pay dividends or make other distributions to the Company.

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

There are significant additional uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. The possibility that these claims would emerge was often not anticipated at the time the policies were written, and traditional actuarial reserving methodologies have not been generally useful in accurately estimating ultimate losses and LAE for these types of claims. In addition, the loss settlement period of certain of these claims may extend for decades after the expiration of the policy period, and during such time it often becomes necessary to adjust, sometimes to a significant degree, the estimates of liability on a claim either upward or downward. Gross asbestos reserves were $428.1 million, $443.1 million and $469.2 million at December 31, 2007, 2006 and 2005, respectively; gross environmental reserves were $117.8 million, $110.6 million and $111.5 million, respectively; and gross reserves for other latent claims were $34.2 million, $32.5 million and $36.8 million, respectively.

Asbestos reserves, net of reinsurance, were $333.6 million, $348.2 million and $376.8 million, at December 31, 2007, 2006 and 2005, respectively; environmental reserves, net of reinsurance, were $85.0 million, $73.5 million and $74.2 million, respectively; and reserves for other latent claims, net of reinsurance, were $24.1 million, $21.8 million and $24.0 million, respectively. Reserves ceded to corporate aggregate reinsurance contracts are not reflected in the foregoing amounts.

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

Increasingly, policyholders have asserted that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects that this trend will continue. Although it is difficult to predict whether these policyholders will be successful on the issue, to the extent the issue is resolved in their favor, Crum & Forster’s coverage obligations under the policies at issue could be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims of the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits. Another potentially negative trend is an apparent increase in the filing of natural resource damage suits by a number of states and Native American tribes seeking to recover funds for damages to natural resources, such as fishing rights and wildlife depletion. This is a relatively new occurrence, so ultimate costs associated with this new latent litigation remain uncertain.

In 2007, 2006 and 2005, the Company’s total latent reserves were increased by $54.5 million, $33.9 million and $44.6 million, respectively. The increase in each year was based on the Company’s internal actuarial review. In 2007, $24.3 million of the increase was in asbestos reserves, $22.2 million was in environmental reserves and $8.0 million was in other latent reserves. The strengthening of asbestos reserves was partly due to developments related to one asbestos policyholder. The strengthening of environmental reserves was due to a newly reported large claim, identification of additional policies associated with existing policyholders, and a slight increase in the number of sites for policyholders with previously reported claims. In addition, the Company also incurred losses for settlements which secured broader releases on certain active exposures. For other latent, the increase was due in part to a policyholder with both asbestos and silica claims. In 2007, the exposures for silica were identified as the predominant exposure for this policyholder and the reserves were established in other latent. In 2006 and 2005, the increase in total latent reserves was primarily due to developments related to one asbestos policyholder.

Due to the inherent uncertainties described above, the Company’s ultimate liability for its asbestos, environmental and other latent claims may vary substantially from the amounts currently recorded. For further discussion of the Company’s asbestos, environmental and other latent reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and Loss Adjustment Expenses”.

Catastrophic events could cause unanticipated losses and reduce net income.

Catastrophes can be caused by various natural and man-made events. Natural catastrophic events include hurricanes, earthquakes, tornados, windstorms, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and windstorms may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. Seasonal weather variations may affect the severity and frequency of losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income, financial position and liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the United States Congress established a federal terrorism insurance program pursuant to the Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended and extended most recently with the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIPRA”), to ensure the availability of commercial insurance coverage for terrorist acts in the United States. TRIPRA has extended the federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses, whether domestic or foreign-inspired, and continues the requirement that coverage for terrorist acts be offered by insurers. While the provisions of TRIPRA and its seven-year extension through 2014 somewhat mitigate the Company’s exposure in the event of a large-scale terrorist attack, the Company could incur a significant loss of up to the aggregate deductible of participating Fairfax insurers, which is approximately $310 million in 2008 based on 20% of Fairfax’s 2007 direct premiums earned, subject to TRIPRA, of approximately $1.6 billion.

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

In 2007 and 2006 catastrophe activity was relatively light as compared to 2005, during which the Company’s underwriting results were adversely affected by severe hurricane activity. In 2007 and 2006, the Company reported net catastrophe losses of approximately $15.0 million and $24.4 million, respectively. In 2005, the Company reported total net catastrophe losses of approximately $104 million, including reinsurance reinstatement premiums of $39.3 million associated with Hurricane Katrina. Ultimate exposure to losses from these events may change.

The Company’s actual losses from hurricanes may vary materially from estimates as a result of, among other things, the receipt of additional information from policyholders, increases in ground up losses causing the losses to reach the Company’s attachment point in the case of excess policies, the attribution of losses to coverages that for the purpose of estimates the Company assumed would not be exposed, the contingent nature of business interruption exposures, and inflation in repair costs due to the limited availability of labor and materials, in which case the Company’s financial results could be further materially adversely affected. In addition, actual losses may increase if the Company’s reinsurers fail to meet their obligations.

The Company operates in a highly competitive environment, which makes it more difficult to attract and retain business.

The commercial property and casualty insurance industry is highly competitive and management believes that it will remain so for the foreseeable future. Prevailing conditions relating to price, coverage and capacity can change very rapidly in this industry sector.

The Company faces competition from domestic and foreign insurers, many of which may be perceived to provide greater security to policyholders and many of which are larger and have greater financial, marketing and management resources than Crum & Forster. The Company also faces competition from government-financed insurance entities that are able to provide insurance at below-market rates. Competition in the commercial property and casualty insurance industry is based on many factors, including overall financial strength of the insurer, ratings by rating agencies, price, policy terms and conditions, services offered, reputation and experience.

Since 2004, the property and casualty market has experienced an acceleration of softening market conditions and price competition has intensified. The Company is currently operating in a soft market characterized by intense competition and rate pressure and if these market conditions continue, it may be difficult for the Company to grow or renew its business without adversely affecting underwriting profits. For additional discussion, see “Item 1. Business — Competition”.

Results in the property and casualty insurance industry are subject to fluctuations and uncertainty, which may adversely affect management’s ability to write policies.

The results of companies in the property and casualty insurance industry historically have been subject to broad fluctuations. These results can be affected significantly by price competition, volatile and unpredictable developments (including catastrophes), changes in loss reserves resulting from changing legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop, fluctuations in interest rates and other changes in the investment environment which affect returns on invested assets and inflationary pressures that affect the size of losses. The property and casualty insurance industry historically has experienced pricing and profitability cycles related to levels of industry underwriting capacity. As a result of fluctuations in pricing, the Company may be unable to obtain business that meets its underwriting standards and pricing expectations. For additional information, see “Item 1. Business — Competition” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the Company is unable to realize its investment objectives, its net income and financial condition may be adversely affected.

The Company’s operating results depend in part on the performance of the Company’s investment portfolio and the ability of the Company to achieve its investment objectives. The ability to achieve its investment objectives is affected by general economic conditions that are beyond management’s control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities the Company owns.

The Company’s investment portfolio includes credit default swaps, which are carried at estimated fair values on the consolidated balance sheets, with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements.

In 2007, 2006 and 2005, the Company reported investment income, including realized investment gains and pre-tax equity in earnings of investees, of $413.3 million, $413.1 million and $241.8 million, respectively. Included in these amounts are $210.4 million of mark-to-market gains in 2007 and $23.9 million and $30.2 million of mark-to-market losses in 2006 and 2005, respectively, attributable to changes in fair value of the credit default swaps. Ultimately, the Company may not be able to realize its investment objectives, which could reduce net income significantly.

Recent credit market events could adversely affect the Company’s financial results.

Credit and capital markets experienced continued deterioration during the third and fourth quarters of 2007, which continued into 2008. This was driven by challenging conditions including the lack of liquidity for sub-prime and other mortgage related instruments and various types of other asset backed collateralized debt obligations (“CDOs”). The continued deterioration of the credit and capital markets could adversely affect the Company.

The Company has limited exposure to the negative effects of the turmoil in the credit markets. As a general practice, the Company does not invest in mortgage or other asset backed securities or CDOs. The Company invests primarily in U.S. Treasury and investment grade fixed income securities. A small amount of the Company’s portfolio is invested in non-investment grade securities. Further, its exposure to sub-prime and mortgage related investment instruments through equity investments and other invested assets is similarly minor. At December 31, 2007, the Company held three securities within its fixed income portfolio, with a fair value of $1.1 million, that are guaranteed by financial guarantee companies. A downgrade in the ratings of these financial guarantee companies is likely to have an adverse effect on the fair values of these securities.

The Company’s investment portfolio includes purchased credit default swaps (“CDSs”) which have significantly increased in value in the third and fourth quarters of 2007. The CDSs serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential difficulties associated with any or all of these issuers and the industries in which they operate. The Company has counterparty credit risk and pricing risk related to the CDSs. To mitigate counterparty credit risk, the Company only enters into CDSs with financially strong banks and also obtains collateral from these banks. The Company obtains market-derived fair values for its CDSs from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer CDS yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar CDSs where available. The fair values of CDSs are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements. For further discussion, see “Item 1A. Risk Factors — If the Company is unable to realize its investment objectives, its net income and financial condition may be adversely affected” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Derivatives and Hybrid Financial Instruments Valuation”.

As an economic hedge against a decline in the equity markets, the Company has also entered into short sales of SPDRs. Further, as an economic hedge against a decline in the credit markets, the Company entered into short sales of the common stocks of certain U.S. financial guarantee insurance companies, mortgage insurance companies and other financial institutions.

The CDSs and short positions noted above were taken to protect the Company’s financial condition in the event of the very credit events and stock market disruptions that have since occurred. Since 2003, the Company has recognized $108.7 million of net gains from the CDSs and short positions. Included in the foregoing is $86.9 million of net losses on the SPDRs short position.

The Company’s exposure to underwriting losses that may occur as a result of litigation and claims emanating from the recent credit and capital market deterioration is limited to its directors’ and officers’ liability business. In 2007, the Company provided $10 million of excess directors’ and officers’ liability coverage to a major financial guarantee insurance company. With the exception of that policyholder, the Company has limited exposure through its directors’ and officers’ insurance policies to companies adversely affected by recent credit and capital markets events. It is possible that new developments will give rise to additional exposures we have not currently identified.

During 2007, the Company refinanced its outstanding $300 million 10 3/8% senior notes due in 2013 and issued $330 million of 7 3/4% senior notes that are due in 2017. The Company does not anticipate the need for additional financing, or refinancing in the foreseeable future.

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

Crum & Forster’s property catastrophe treaty is renewed each May 1st. Since 2006, the Company experienced a significant increase in reinsurance costs in terms of both reinsurance premium cost and higher amounts retained by the Company per event, largely as a result of losses sustained by reinsurers in 2005 and 2004, rating agency capital requirements for reinsurers and forecasted increases in frequency and severity of catastrophes. Effective May 1, 2007, the Company placed its property catastrophe treaty (excluding Seneca). The expiring treaty provided coverage of $210 million in excess of $40 million per occurrence for an annual premium of $60 million. The new treaty provides coverage of $100 million in excess of $100 million per occurrence for an annual premium of $18 million.

In 2007, the Company also purchased coverage of $100 million in excess of $200 million per occurrence for California earthquake for an estimated annual premium of $7 million. The decision to increase the Company’s retention and purchase less coverage took into consideration the Company’s reduced property exposures in catastrophe-prone zones and the expected cost of property catastrophe reinsurance at lower attachment points.

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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action, which included civil RICO, federal antitrust and various state law claims, was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. On August 31, 2007, the Court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal of the trial court’s dismissals with the U.S. Court of Appeal for the Third Circuit. The plaintiffs’ opening brief was filed and served on February 19, 2008. Absent an extension, the insurers’ opposition briefs will be due on March 20, 2008, and reply briefs will be due on April 3, 2008. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action. In addition, see “— Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company”.

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

These inquiries are ongoing and Fairfax and the entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its business and financial statements, which effect could be material and adverse. The financial cost to the Company to address these matters has been and could continue to be significant. These matters could continue to require significant management attention, which could divert management’s attention away from the Company’s business. In addition, the Company could be materially adversely affected by negative publicity related to these inquiries or any similar proceedings. Any of the possible consequences noted above, or the perception that any of them could occur, could have an adverse effect upon the Company’s business, the impact of which is uncertain.

The loss of any of the Company’s key producers could have an adverse effect on the Company’s ability to generate business.

In 2007, the Company’s two largest producers accounted for 5.4% and 5.0% of gross premiums written. The top five producers accounted for approximately 19.0% of gross premiums written. There are no long-term commitments from any of the Company’s producers, any of which could cease doing business with Crum & Forster at any time. The Company may not be successful in maintaining its current relationships with its significant producers, and the loss or deterioration of one or more of these relationships could adversely affect the Company’s ability to generate business.

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

The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses, which would reduce its net income.

Although reinsurance obligates the assuming reinsurer to the extent of the risk ceded, the Company is not relieved of its primary liability to its policyholders as the direct insurer. As a result, it bears credit risk with regard to its reinsurers with respect to both receivable balances reflected on the balance sheet and contingent liabilities arising from reinsurance protection on future claims. The Company cannot be assured that its reinsurers will pay all reinsurance claims on a timely basis or at all. At December 31, 2007, the Company had reinsurance recoverable of $1.5 billion due from approximately 260 reinsurers; however, the preponderance of this reinsurance recoverable was with relatively few reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1.0 billion, or approximately 65.0% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $352.7 million. Periodically, the Company has contractual disputes with reinsurers regarding coverage under reinsurance policies. Historically, this has principally occurred in the interpretation of coverage relating to asbestos and environmental claims. Each reinsurance claim is evaluated based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law, and any disputed amounts are considered in the reserve for uncollectible reinsurance. If reinsurers are unwilling or unable to pay amounts due under reinsurance contracts, or to pay such amounts on a timely basis, the Company will incur unexpected losses and cash flow will be adversely affected. For the years ended December 31, 2007, 2006 and 2005, the Company incurred charges for uncollectible reinsurance of $8.0 million, $9.5 million and $7.2 million, respectively. For additional discussion of credit risk with regard to the Company’s reinsurers, see “Item 1. Business — Reinsurance”.

The Company writes certain large deductible policies (policies where the policyholder retains a specific amount of any potential loss) and retrospectively rated policies (policies in which premiums are adjusted based on the actual loss experience of the policyholder during the policy period) in which the policyholder must reimburse the Company for certain losses. The Company had aggregate recoverables on such polices of $121.0 million, $149.4 million and $170.4 million, at December 31, 2007, 2006 and 2005, respectively. Accordingly, the Company bears credit risk on these policies and cannot be assured that its policyholders will pay on a timely basis or at all.

In the ordinary course of business, the Company is sometimes unable to collect all amounts billed to policyholders, generally due to disputes on audit and retrospectively rated policies and, in some cases, due to policyholders having filed for bankruptcy protection. In addition, if a policyholder files for bankruptcy, the Company may be unable to recover on assets such policyholder may have pledged as collateral. The Company reserves for uncollectible premiums and policyholder loss recoveries in the period in which the collection issues become known. The inability to collect amounts due reduces net income and cash flows. During 2007, 2006 and 2005, the Company incurred, or expected to incur, credit losses relating to policyholder insolvencies, disputed premium audits and for policyholders experiencing financial difficulties. For the years ended December 31, 2007, 2006 and 2005, charges incurred for uncollectible premiums and policyholder recoveries were $3.0 million, $1.2 million and $4.5 million, respectively.

The Company is a holding company and is dependent on dividends from its insurance subsidiaries to pay its obligations, including interest and principal on its debt securities.

The Company is a holding company with no direct operations, and its principal asset is the capital stock of several insurance subsidiaries. The Company relies, and expects to rely in the future, on dividends from these insurance subsidiaries to meet its obligations, including payment of interest on its debt securities, and, together with refinancing opportunities then available in capital markets, if any, to repay its debt securities at maturity. The Company’s principal insurance subsidiaries, US Fire and North River, account for 98.5% of combined statutory surplus at December 31, 2007. US Fire and North River may pay dividends of $116.1 million and $45.4 million in 2008, respectively, without prior regulatory approval.

The ability of the Company’s insurance subsidiaries to pay dividends depends on their statutory earned surplus (which is increased by underwriting profit and investment income and decreased by underwriting losses, including losses as a result of adverse development of prior periods), net income, investment income and other regulatory restrictions, as well as any effects such dividends may have on the Company’s ratings. State insurance commissioners have broad regulatory authority and may issue an order disallowing or limiting the payment of dividends by an insurer if the commissioner determines that the insurer is presently or potentially financially distressed or troubled. For further information on the regulation of dividends, see “Item 1. Business — Insurance Regulatory Matters”. Because payment of dividends by the Company’s insurance subsidiaries would decrease their statutory surplus, doing so would also adversely affect their ability to meet financial ratios and other tests critical to maintaining their ratings and otherwise providing acceptable security to brokers and to policyholders. Their ability to pay dividends and, therefore, the Company’s ability to meet its obligations, is limited by these and other factors.

The Company’s debt securities are effectively subordinate to all of the obligations of the Company’s insurance subsidiaries, including all of the Company’s liabilities with respect to insurance policies that the Company has written or will write in the future.

None of the Company’s subsidiaries is a guarantor of its debt securities. Additionally, the indentures governing the Company’s debt securities do not require subsidiaries the Company acquires in the future to guarantee its debt securities. These subsidiaries will have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Company’s debt securities or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of the Company’s debt securities to realize proceeds from the sale of such assets, will be effectively subordinated to the claims of these subsidiaries’ creditors and to coverage claims under insurance policies written by these subsidiaries.

Control of the Company’s corporate actions is retained by Fairfax, which may have interests that are different from the interests of holders of the Company’s debt securities.

Because of its beneficial ownership of Crum & Forster, Fairfax is in a position to determine the outcome of corporate actions requiring stockholder approval, subject to insurance and other regulatory approvals or non-disapprovals, as applicable, including:

•	electing members of the Company’s board of directors and appointment of members of the audit committee;

•	adopting amendments to the Company’s charter documents;

•	approving a merger or consolidation, liquidation or sale, of all, or substantially all, of the Company’s assets;

•	approving transactions that would result in a change of control;

•	funding its or its affiliates’ requirements or losses by causing the Company to distribute additional amounts to it, whether by requiring the Company to incur additional indebtedness or otherwise engage in financial or other reinsurance, investment, tax sharing or other transactions with Fairfax or its affiliates; and

•	entering into transactions with Fairfax or its affiliates.

Because Fairfax’s interests as a stockholder may conflict with the interests of the holders of Crum & Forster’s debt securities, Fairfax may cause the Company to take actions that favor its stockholder at the expense of the holders of the Company’s debt securities. Fairfax has the ability to cause the Company to pay dividends to it and to cause the Company to incur additional indebtedness, subject to applicable law. Any amounts paid by the Company to Fairfax in respect of dividends will not be available to make payments on the Company’s debt securities. In addition, Fairfax has in the past provided the Company, and continues to provide the Company, with certain services. All of the Company’s directors, except Joseph Braunstein, Jr., are also directors or officers of Fairfax and certain of its affiliates. Conflicts of interest could arise between the Company and Fairfax or one of its affiliates or subsidiaries, and any conflict of interest may be resolved in a manner that does not favor the Company.

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

The Company’s insurance subsidiaries typically are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide various insurance coverages to individuals or other entities that are otherwise unable to purchase such coverages in the commercial insurance marketplace. The amount of future losses or assessments from such shared market mechanisms and pooling arrangements cannot be predicted with certainty. The underwriting results of these pools historically have been unprofitable. Future losses or assessments from such mechanisms and pooling arrangements could adversely affect the Company’s net income, financial position or liquidity.

In recent years, the insurance regulatory framework has come under increased federal scrutiny and certain federal and state legislatures have considered or enacted laws that altered and, in many cases, increased the regulation of insurance companies and insurance holding companies, such as TRIPRA and state guaranty funds. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on investment practices, RBC guidelines, interpretations of existing laws and the development of new laws. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies. Although the federal government currently does not regulate the business of insurance directly, federal initiatives often affect the insurance industry in a variety of ways. Future legislation, or NAIC initiatives, may have a detrimental effect on the conduct of the Company’s business. For further discussion, see “Item 1. Business — Insurance Regulatory Matters”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Crum & Forster’s principal offices are located in space leased by the Company in Morristown, New Jersey. The lease covers approximately 201,887 square feet of office space at 305 Madison Avenue. The term of the lease ends December 31, 2022, and provides for up to four consecutive additional terms totaling twenty-five years. The principal offices of Seneca are located in space leased by Seneca in New York, New York. The lease covers approximately 21,500 square feet at 160 Water Street. The term of the lease ends June 30, 2010. The Company also leases office space for its field offices. Crum & Forster does not own any of the real estate used for its operations.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance.

The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. On August 31, 2007, the Court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal of the trial court’s dismissals with the U.S. Court of Appeal for the Third Circuit. The plaintiffs’ opening brief was filed and served on February 19, 2008. Absent an extension, the insurers’ opposition briefs will be due on March 20, 2008, and reply briefs will be due on April 3, 2008. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

Kelly-Moore Paint Company, Inc. (“Kelly-Moore”) filed litigation against the Company in the San Francisco Superior Court (California) in connection with certain general liability and umbrella liability policies issued to it. The litigation seeks coverage for bodily injury claims arising out of exposure to asbestos-containing products that Kelly-Moore and/or a subsidiary sold between 1960 and 1978. It also seeks breach of contract and bad faith damages. In May 2006, Kelly-Moore filed a second amended complaint seeking to recover from the Company defense costs it allegedly paid to defend asbestos claims. Kelly-Moore also seeks payment of sums for contribution and/or subrogation pursuant to three other excess insurers’ assigned claims based on defense payments allegedly made on Kelly-Moore’s behalf. The Company has learned through discovery and submissions to the court filed by Kelly-Moore that Kelly-Moore is seeking $53 million for the defense costs, plus interest, and an additional $33 million for the contribution/subrogation claims. Kelly-Moore also seeks to recover extra-contractual damages as part of its bad faith claim. The Company anticipates that Kelly-Moore will allege it is entitled to bad faith and punitive damages in a material amount. The Company filed a cross-complaint against Kelly-Moore seeking reimbursement of certain substantial loss and expense payments made to or on behalf of Kelly-Moore to date. The parties are currently engaged in pre-trial motions and discovery. Jury selection is scheduled to commence on March 3, 2008 and trial is set to begin with opening statements on March 5, 2008. While the Company does not believe that any of these allegations has merit as a matter of law, we cannot predict with certainty the ultimate outcome of the claims. It is possible that a judgment in a substantial and material amount will be entered at the trial court level. In that circumstance, the Company will aggressively pursue an appeal. Ultimately, the Company does not expect the outcome to have a material adverse effect on the Company’s financial condition. The Company has been vigorously defending against the claims of Kelly-Moore, and will continue to do so.

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

These inquiries are ongoing and Fairfax and the entities in its consolidated group, including the Company, continue to comply with requests for information from the SEC and the U.S. Attorney’s Office. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its business and financial statements, which effect could be material and adverse. The financial cost to the Company to address these matters has been and could continue to be significant. These matters could continue to require significant management attention, which could divert management’s attention away from the Company’s business. In addition, the Company could be materially adversely affected by negative publicity related to these inquiries or any similar proceedings. Any of the possible consequences noted above, or the perception that any of them could occur, could have an adverse effect upon the Company’s business, the impact of which is uncertain.

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

For further information on these insurance industry investigations, see “Item 1A. Risk Factors — Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company” and “Item 1A. Risk Factors — Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.	SELECTED FINANCIAL DATA

The table shown below presents selected financial data for each of the five years ended December 31, 2007. This financial information was prepared in accordance with GAAP. The GAAP statement of income data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the GAAP balance sheet data at December 31, 2007, 2006, 2005, 2004 and 2003 were derived from Crum & Forster Holdings Corp.’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated balance sheets at December 31, 2007 and 2006, and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows for each of the three years ended December 31, 2007, and accompanying notes, appear in “Item 8. Financial Statements and Supplementary Data”. The combined statutory data has been derived from annual statutory financial statements, which have been filed with the domiciliary states of the Company’s insurance subsidiaries, and prepared in accordance with SAP, which differs from GAAP.

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

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

GAAP STATEMENT OF INCOME DATA:
Gross premiums written	$1,245,021	$1,351,631	$1,097,756	$1,138,961	$1,104,211
Net premiums written	$1,099,635	$1,166,532	$868,966	$918,300	$890,823
Premiums earned	$1,186,144	$1,084,023	$894,173	$907,709	$768,872
Investment income and realized investment gains and losses[1]	$377,503	$392,818	$215,310	$164,638	$338,062
Losses and LAE	$752,969	$666,079	$615,505	$761,512	$652,334
Policy acquisition costs and other underwriting expenses	$340,196	$314,403	$254,452	$252,987	$225,261
Income before equity in earnings of investees, net of tax	$269,882	$299,121	$138,743	$11,717	$134,178
Equity in earnings of investees, net of tax	$23,300	$13,162	$17,193	$12,478	$1,567
Net income	$293,182	$312,283	$155,936	$24,195	$135,745

	At December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

GAAP BALANCE SHEET DATA:
Total investments (including cash and cash equivalents and assets pledged for short-sale obligations)[2]	$4,547,529	$3,926,276	$3,720,538	$3,495,509	$3,168,389
Total assets	$6,612,812	$6,443,554	$6,482,879	$6,031,641	$5,587,398
Unpaid losses and LAE	$3,178,506	$3,371,549	$3,673,034	$3,370,936	$3,193,920
Long term debt	$313,220	$293,170	$292,470	$291,841	$291,257
Shareholder’s equity	$1,293,459	$1,093,055	$961,193	$881,189	$906,115

	Years Ended December 31,
	2007		2006		2005		2004		2003

SELECTED FINANCIAL RATIOS BASED ON GAAP DATA:
Loss and LAE ratio	63.5%		61.5%		68.8%		83.9%		84.8%
Underwriting expense ratio	28.7		29.0		28.5		27.9		29.3

Combined ratio	92.2%		90.5%		97.3%		111.8%		114.1%

Ratio of earnings to fixed charges[3]	9.1	x	11.0	x	4.4	x	1.3	x	6.2	x

	Years Ended December 31,
(dollars in thousands)	2007		2006		2005		2004		2003

SELECTED COMBINED STATUTORY DATA:
Loss and LAE ratio	64.1%		61.9%		69.4%		86.1%		84.5%
Underwriting expense ratio	30.0		28.0		28.4		27.7		27.3

Combined ratio	94.1%		89.9%		97.8%		113.8%		111.8%

Policyholders’ surplus	$1,639,751		$1,406,822		$1,313,988		$1,206,547		$1,107,435

Ratio of net premiums written to policyholders’ surplus	0.67	x	0.83	x	0.66	x	0.76	x	0.80	x

[1]	Includes $40,725 of gains in 2003 from the sale of Hub International Limited securities to an affiliate.

[2]	Includes $1,043,436, $535,594, $496,903 and $277,899 of assets pledged for short-sale obligations at December 31, 2007, 2006, 2005 and 2004, respectively.

[3]	For purposes of determining the ratio of earnings to fixed charges, earnings includes income before income taxes, adjusted for undistributed income or loss from equity method investees and fixed charges. Fixed charges consist of interest expense, amortization of capitalized expenses related to indebtedness and an estimate of implicit interest included in rent expense. The calculation of the ratio of earnings to fixed charges is filed as an exhibit to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Crum & Forster’s consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. Certain information constitutes forward-looking statements that involve risks and uncertainties. For further discussion of forward-looking statements, see “Statements Regarding Forward-Looking Information”. Actual results may differ materially from the results discussed in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under “Item 1A. Risk Factors”.

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

Unpaid Losses and Loss Adjustment Expenses

The most significant accounting estimates relate to the Company’s reserves for unpaid losses and LAE. Unpaid losses and LAE include reserves for both reported (case reserves) and IBNR.

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

Workers’ Compensation — an individual investigation of each reported accident is undertaken and the claims personnel, using their experience and judgment, establish a case reserve in an amount estimated to be the most likely ultimate loss amount to be paid considering the unique statutory scheme of the applicable jurisdiction. Claims personnel make assumptions as to the likely cost of necessary medical treatment, including prescription medications, estimated time of disability, degree of permanency, and, depending on the severity of the individual case, the necessity and cost of vocational, rehabilitative, or long term care as well as other amounts provided for under the applicable statutory scheme such as funeral and dependant benefits, transportation costs, and employee attorney fees.

General Liability — an individual investigation of each loss reported is undertaken and the claims personnel, using their experience and judgment, establish a case reserve in an amount estimated to be the most likely ultimate loss amount to be paid considering the assumed jurisdiction where the claim is pending and the applicable law of allowable direct and consequential damages and defenses; the effect, if any, of the particular venue, including settlement and verdict values; and, where applicable, the advice of counsel retained to represent the defendant in the individual case.

Commercial Automobile — for third party claims, the methodology for establishing case reserves is virtually identical to that of general liability. First party automobile reserves are established based upon the cost of repair or actual cash value as appropriate under the circumstances, generally confirmed by an appraisal, and consistent with applicable state claims handling regulations.

Property — an individual investigation of each loss reported is undertaken by claims personnel, including conducting on site physical inspections of the covered property in determining the scope of damage. Case reserves are established consistent with the coverages provided under the specific policy applicable to the loss. Depending upon the severity of the loss and coverage part or parts implicated in the specific claim reported, claims personnel may retain the services of experts such as certified building consultants, salvors, forensic accountants, or construction engineers to assist in projecting the ultimate loss to be reserved and paid on an individual claim basis. In the event of a catastrophe loss, assumptions are made based upon the number of risks in the affected area and the severity of the catastrophic events.

In all lines of business, throughout the life of the claim, claims personnel evaluate any new information that is received, analyze the impact of new information on the existing reserve, and, if warranted, increase or decrease the case reserve as appropriate.

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and ALAE are projected by line of business by accident year using several standard actuarial methodologies, including paid and incurred loss development, the Bornhuetter-Ferguson incurred and paid loss methods, case reserve adequacy methods and frequency and severity approaches. For ULAE, the Company utilizes paid ULAE to paid loss analysis and the Wendy Johnson method. The Company’s actuaries utilize assumptions in determining their estimates, including loss development factors, expected loss ratios, frequency and severity trends, year-on-year price changes and inflation. These assumptions are affected by items such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverage, and changes in claims handling practices. In addition, prevailing economic, social and legal factors, such as inflation in medical services, costs to repair damaged property or changes in statutory benefits, influence these assumptions. After projecting ultimate losses for each of the various actuarial methodologies, the actuaries select a point estimate ultimate for each accident year within a line of business based on many factors, such as the age of the accident year and the risk characteristics of the individual line of business.

For example, for older years where more credibility can be placed upon actual observed loss emergence, paid or incurred loss development methods are generally the basis of the ultimate loss selection. For more recent years where the actual emergence of losses is less credible, methods that place more emphasis on expected loss development (e.g., the Bornhuetter-Ferguson method) may be selected as the loss ultimate. A point estimate unpaid loss and ALAE reserve is determined by subtracting actual paid losses and ALAE from the projected ultimate losses and ALAE for each line of business by accident year. These reserves are aggregated by line of business and the IBNR component is derived therefrom by deducting the recorded case reserves. The ULAE IBNR reserve is calculated directly by the methods described above. The IBNR reserve includes anticipated additional development of case reserves (either positive or negative), provision for claims that have not been reported and estimated settlement expenses.

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

		Change in
		Ultimate Loss
		and ALAE
Line of business	Accident Years	($ millions)

Workers’ Compensation	2000-2007	$34.4
General Liability[1]	2000-2007	$35.9
Commercial Automobile	2006-2007	$8.1

1 Excludes asbestos, environmental and other latent.

If the Company experienced a change in its ultimate loss and ALAE reserves in the amount depicted in the chart above, its income before income taxes and unpaid loss and loss adjustment reserves would be affected by the same amount.

The Company’s actuaries also conduct an internal ground-up study of asbestos and environmental reserves on an annual basis. Such ground-up studies involve a policyholder-by-policyholder evaluation considering the following factors: available insurance coverage based upon the type of loss being presented (premises/operations or products), including the role of any umbrella or excess insurance purchased by the policyholder and court decisions concerning specific coverage provisions; other policy specific provisions, including whether defense is included in or in addition to loss; limits, deductibles and self-insured retentions; an analysis of each policyholder’s ultimate potential liability; the jurisdictions involved; past and anticipated future asbestos claim filings against the policyholder; past settlement values of similar claims against the policyholder and their associated defense costs; dismissal rates of claims by jurisdiction; distribution of claims by disease type (cancers, asbestosis and no impairment) where known; the potential role of other insurance (estimating the Company’s ultimate participation of loss settlements percentage); and applicable coverage defenses. The evaluations are based on current trends without any assumption of potentially favorable or unfavorable legislation in the future.

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

Consideration may also be given to the results of actuarial reserve reviews conducted by the Company’s independent actuaries. Management considers a “best estimate” to be one where the total reserves have an equal likelihood of developing a redundancy or deficiency as the loss experience matures. Following the completion of each semi-annual internal actuarial reserve review, management reviews the actuarial reserve valuation with the Company’s actuaries and compares the indicated reserve levels by line of business to the corresponding recorded reserves. In general, management’s best estimate will approximate the internal actuaries’ point estimates. There may, however, be circumstances in which management chooses not to adjust its best estimate for assumptions made by its actuaries regarding emerging trends — positive or negative — until the passage of further time or additional information has confirmed the credibility of the trend. At December 31, 2007, the Company’s actuaries concurred with the reasonableness of management’s best estimate.

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

The Company recorded $50.2 million, $85.9 million and $60.5 million of prior period favorable loss development before corporate aggregate reinsurance for 2007, 2006 and 2005, respectively. After corporate aggregate reinsurance, the prior period favorable loss development was $63.9 million, $96.2 million and $68.6 million for 2007, 2006 and 2005, respectively. In 2007, the net favorable development before corporate aggregate reinsurance was primarily attributable to favorable development across all major casualty lines as well as commercial multi-peril with the largest redundancy being recognized in workers’ compensation. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California for older accident years due to favorable claim settlements and continued recognition of favorable development for California in accident years 2004 and 2005 due to the impact of industry reforms. Favorable development for general liability and commercial multi-peril exposures in accident years 2003 through 2006 was due to the selection of faster loss development factors, recognizing decreased loss activity in those years. The favorable development in these lines was partially offset by $54.5 million of adverse development of asbestos, environmental and other latent liabilities. Of the $54.5 million adverse development, $24.3 million of the increase was in asbestos reserves, $22.2 million was in environmental reserves and $8.0 million was in other latent reserves. The strengthening of asbestos reserves was principally due to developments related to one asbestos policyholder. The strengthening of environmental reserves was due to a newly reported large claim, identification of additional policies associated with existing policyholders and a slight increase in the number of sites for policyholders with previously reported claims. In addition, the Company also incurred losses for settlements which secured broader releases on certain active exposures. For other latent reserves, the increase was due in part to a policyholder with both asbestos and silica claims. In 2007, the exposures for silica were identified as the predominant exposure for this policyholder and the reserves were established in other latent.

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

Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. Since 2004, insurers, including Crum & Forster, generally experienced either flat or slightly decreased frequency in numbers of newly reported asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. It is generally expected throughout the industry that this trend will continue. Offsetting this trend is the general industry view that the severity of the new claims being presented has significantly increased, likely as a result of fewer non-malignancy claims being made.

The following table presents an analysis of the estimated distribution of all policies, listed by attachment point, against which asbestos claims have been presented:

	At December 31, 2007
Attachment Point	Estimated% of	Estimated% of
(dollars in millions)	Total Policies	Total Policy Limits

$0 to $1	73.2%	21.3%
$1 to $10	19.5	60.7
$10 to $20	2.5	12.5
$20 to $50	2.8	4.8
Above $50	2.0	0.7

Total policies with asbestos claims	100.0%	100.0%

In 1994, Congress enacted a new section of the bankruptcy code aimed at facilitating the reorganization of businesses with large asbestos liabilities. Under this law, an asbestos defendant can receive a discharge from present and future asbestos claims by following the provisions of the bankruptcy code. Insurers of the defendant have typically been excluded from the pre-petition negotiations between the asbestos defendant and the asbestos plaintiffs’ lawyers, although the typical plan presumes the insurers will pay for claims under negotiation. These “pre-packaged bankruptcies” can inflate claim costs and accelerate the timing of claims payments, and it is likely that additional defendants will seek protection under this provision in the future. Although the pace of new filings has slowed considerably, bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. To date, this continued flow of claims has forced at least 78 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional policyholders may become targets in the future and in predicting the total number of asbestos claimants.

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

The Company’s exposure and potential future exposure to those entities is summarized as follows:

	At December 31, 2007
	Number of	Remaining
(dollars in millions)	Bankruptcies	Policy Limits

No insurance coverage issued to policyholder	57	$–
Resolved	18	–
Potential future exposure	3	22

Total	78	$22

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

The reported asbestos survival ratios based on asbestos loss and ALAE reserves, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are presented below:

At December 31,
(dollars in millions)	2007

Net unpaid losses and ALAE	$333.6
3-year average net paid losses and ALAE	$51.2
3-year survival ratios	6.5

Another industry benchmark that management reviews is the relationship of asbestos loss and ALAE reserves to the estimated ultimate asbestos loss, i.e., the sum of cumulative paid losses and the year-end outstanding loss reserves. These comparisons are summarized as follows:

	Amount	% of Total[1]

Crum & Forster (dollars in millions)
Paid losses and ALAE at December 31, 2007	$458.5	57.9%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2007	333.6	42.1

Ultimate losses and ALAE at December 31, 2007	$792.1	100.0%

Industry, as represented by A.M. Best Company (“A.M. Best”)[2] (dollars in millions)
Paid losses and ALAE at December 31, 2006	$39,500	60.8%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2006	25,500	39.2

Ultimate losses and ALAE at December 31, 2006	$65,000	100.0%

[1]	Net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance.

[2]	Extracted from an A.M. Best report dated November 26, 2007.

As discussed in more detail in the following paragraphs, the Company increased its reserves for asbestos liabilities in each of 2007, 2006 and 2005. Asbestos liabilities are uniquely difficult to estimate due to both industry-wide issues and Company-specific factors. Industry-wide trends and factors have generally been adverse to insurance companies and include complex coverage issues, expansive judicial interpretation, lack of historical data, long reporting delays, substantial defense costs, increases in claims by unimpaired plaintiffs, venue shopping, bankruptcies of traditional defendants and targeting of peripheral defendants whose exposures may not be subject to aggregate policy limits. In developing its asbestos reserve estimates, the Company gives consideration to the current state of industry trends and factors, particularly those that most directly affect its policyholder universe such as the targeting of smaller, peripheral defendants. However, changes in these trends or the emergence of new trends or factors may not be reasonably foreseeable or their effects may not be reliably quantifiable as of the date of the Company’s estimate. Further, while industry trends have an effect on the Company, increases in the Company’s asbestos reserve estimates are most directly and significantly affected by changes in the state of asbestos claims against Crum & Forster’s specific policyholders. A comparatively small number of policyholders account for a substantial share of the Company’s asbestos claim payout activity in any given period and of the asbestos net unpaid losses and ALAE reserves at each balance sheet date. Changes in the conditions of specific policyholders, such as being targeted by plaintiffs in a state or states from which claims had not been previously filed or expected, adverse court decisions regarding coverage or defense obligations, the discovery (or allegation) of the existence of additional policies issued by the Company or the inability of another of the policyholder’s insurers to discharge its policy obligations, thereby increasing the obligations of the remaining insurers, can have a material impact on the previous estimate of the potential liability associated with that policyholder. These changes may not have been foreseeable or lacked sufficient credibility, even if foreseeable, as of the date of the Company’s previous estimate.

In 2007, the trends noted previously have continued, including stable numbers of claimants filing asbestos claims against the Company’s policyholders, increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection and an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence. In general, a small percentage of policyholders account for the majority of paid losses. In 2007, 90% of gross payments for loss and allocated loss adjustment expenses were made on behalf of approximately 2% of policyholders.

In 2007, 2006 and 2005, the Company increased asbestos reserves by $24.3 million, $22.7 million and $31.6 million, respectively, (approximately 7%, 6% and 8%, respectively, of the preceding year-end reserves balances). The increases were largely attributable to developments related to one policyholder.

As a result of the processes, procedures and analyses described above, management believes that the reserves carried for asbestos claims at December 31, 2007 are adequate based upon known facts, current law and management’s judgment. However, there are a number of uncertainties surrounding the ultimate value of these claims, which may result in changes in these estimates as new information emerges. Among these are the following: the unpredictability inherent in litigation; any impact from the bankruptcy protection sought by asbestos producers and defendants; an unanticipated increase in the number of asbestos claimants; the resolution of disputes pertaining to the amount of coverage for “non-product” claims asserted under premises/operations general liability policies; and future developments regarding the ability to recover reinsurance on asbestos claims. It is also not possible to predict, nor has management assumed, any changes in the legal, social or economic environments and their impact on future asbestos claim development. The carried asbestos reserves also do not reflect any effects of future legislation.

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

There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. Currently, approximately 1,245 cleanup sites are included in the EPA’s National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the policyholders themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.

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

New reports for environmental claims are trending downward while the cost of the remedy in certain jurisdictions has increased. Claims against Fortune 500 companies are declining, and, while policyholders with single-site exposures are still active, the Company has resolved the majority of disputes with respect to policyholders with a large number of sites. In many cases, claims are being settled more expeditiously due to improved site remediation technology and effective policy buybacks. However, due to the high level of uncertainty, revisions to these reserve estimates could have a material impact on the Company’s results of operations in the period recognized and the ultimate actual payments for claims and ALAE could turn out to be significantly different from estimates.

The Company’s environmental survival ratio calculation, based on environmental loss and ALAE reserves, net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance, is presented below:

At December 31,
(dollars in millions)	2007

Net unpaid losses and ALAE	$85.0
3-year average net paid losses and ALAE	$12.9
3-year environmental survival ratio	6.6

In 2007, the Company increased environmental reserves by $22.2 million as compared to increases of $9.9 million and $6.6 million, respectively, in 2006 and 2005. The increase was driven by a newly reported large claim, identification of additional policies associated with existing policyholders and a slight increase in the number of sites for policyholders with previously reported claims. In addition, the Company also incurred losses for settlements which secured broader releases on certain active exposures. An analysis of gross and net reserves from environmental exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Other Latent Reserves

In addition to asbestos and environmental pollution, the Company faces exposure to other types of latent mass tort claims. These other latent claims include those associated with silica, gas and vapors, lead, mold, chemicals, welding fumes and pesticides. Similar to asbestos and pollution, traditional actuarial techniques cannot be used to estimate ultimate liability for these exposures. Management sets reserves for other latent exposures at a selected gross survival ratio (currently 5 years) and selects a gross to net ratio based on the gross to net ratio of historical payments. In 2007, the Company increased other latent reserves by approximately $8.0 million, due in part to a policyholder with both asbestos and silica claims. In 2007, the exposures for silica were identified as the predominant exposure for this policyholder and the reserves were established in other latent. An analysis of gross and net reserves from other latent exposures is presented in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Summary

Management believes that the asbestos, environmental and other latent reserves reported at December 31, 2007 are reasonable estimates of the ultimate remaining liability for these claims based on facts currently known, the present state of the law and coverage litigation, current assumptions and the reserving methodologies employed. These latent reserves are continually monitored by management and reviewed by independent consulting actuaries. New developments will continue to be evaluated as they arise in order to supplement the ongoing analyses and reviews of the latent exposures. Due to the inherent uncertainties in estimating reserves for unpaid losses and LAE described above, and to the potential impact of recent trends, the ultimate liability for the Company’s loss and LAE reserves, and, in particular, its asbestos, environmental and other latent claims reserves, may vary substantially from the amounts currently reserved.

For additional discussion on the Company’s reserves, see “Item 1. Business — Reserves” and Notes 4 and 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

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

At December 31, 2007, the Company had unrealized losses of $81.4 million in investments in available-for-sale fixed income and equity securities (including $4.0 million of unrealized losses in respect of fixed income securities held for short-sale obligations) of which $46.4 million was associated with fixed income securities and $35.0 million related to equity securities. Substantially all of the gross unrealized losses of $46.4 million are attributable to U.S. Treasury securities. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. Of the gross unrealized losses of $35.0 million in the equity portfolio, $27.7 million, or 79.1%, is in respect of one security in the pharmaceutical industry whose loss exceeded 10% of its cost at December 31, 2007 but had not been in an unrealized loss position for greater than 12 consecutive months. The Company has the ability and intent to hold this security and others in an unrealized loss position for a period of time sufficient to allow a market recovery. For the years ended December 31, 2007, 2006 and 2005, charges for other than temporary impairments amounted to $25.4 million, $15.9 million and $3.9 million, respectively.

Management’s evaluation of other than temporary losses is particularly sensitive to assumptions it makes relative to forecasts of an issuer’s financial performance and near term prospects such as earnings trends, dividends, analysts’ forecasts and cash flows supporting fixed income securities. Although management is unable to quantify the likelihood of changes to these assumptions that may occur in the future, any change in assumptions could result in recognition of impairments in the future in an amount potentially greater than the unrealized losses on the securities at December 31, 2007.

Derivatives and Hybrid Financial Instruments Valuation

Derivatives and hybrid financial instruments currently held by the Company include credit default swaps, warrants, options purchased to limit the potential loss on the Company’s short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) and convertible securities. These securities are carried at estimated fair values on the consolidated balance sheets, with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements.

At December 31, 2007, the fair value of the derivatives and hybrid financial instruments was $240,015 and $125,848, respectively. At December 31, 2006, the fair value of the derivatives and hybrid financial instruments was $43,643 and $0, respectively. Gains or losses arising from changes in the fair value of these securities are recorded in realized investment gains and losses in the consolidated statements of income. For the years ended December 31, 2007, 2006 and 2005, realized investment gains (losses) resulting from the net change in fair value of the derivatives and hybrid financial instruments was $200,367, $(27,969) and $(36,918), respectively.

Reinsurance Recoverable

Amounts recoverable from reinsurers are initially estimated in conjunction with the establishment of reserves for unpaid losses and LAE. These amounts may be adjusted as actual case reserves are recorded and reinsured claims are settled. The ceding of risk to reinsurers does not relieve the insurance companies of their primary obligation to policyholders as the direct insurer. Accordingly, the Company is exposed to the risk that any reinsurer may be unable, or unwilling, to meet the obligations assumed under its reinsurance agreements. Management attempts to mitigate this risk by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels.

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

At December 31, 2007 and 2006, reinsurance recoverable was $1,539.8 million and $1,733.9 million, net of reserves for uncollectible reinsurance of $50.0 million and $42.8 million, respectively. Bad debt expense for the years ended December 31, 2007, 2006 and 2005 related to uncollectible reinsurance was $8.0 million, $9.5 million and $7.2 million, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations. At December 31, 2007, the five largest gross reinsurance recoverable balances aggregated $1,001.1 million, or approximately 65.0% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $352.7 million. The largest unsecured balance at December 31, 2007 was $150.1 million, due from an unaffiliated company rated A+ by A.M. Best.

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

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including deferred gain on retroactive reinsurance, loss reserve discounting, undistributed income of foreign investments and unearned premium adjustment. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company has made this election effective January 1, 2007. The election resulted in the utilization of the holding company net operating losses (“NOLs”) in the amount of $79.7 million and 2.7 million in the third and fourth quarters of 2007, respectively, and will avoid the generation of holding company NOLs going forward, provided the subsidiaries earn sufficient taxable income to offset holding company losses arising principally from interest on the Company’s senior notes. For further details see Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “— Results of Operations — Income Taxes”.

At December 31, 2007, there are no valuation allowances against the Company’s gross deferred tax assets of $175.0 million. The Company’s current projections of future taxable income are based on assumptions of level to modestly declining business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

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

Summary of Operations

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, commercial automobile, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,300 producers located throughout the United States.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The property and casualty market has experienced increased competition since 2004. Price increases in casualty lines slowed considerably in 2004 and since 2005 casualty risks have generally been written at or below expiring prices. The casualty market softened throughout 2006, particularly for California workers’ compensation policies in reaction to workers’ compensation system reforms and very favorable industry accident year results. In 2007, pricing pressure for casualty accounts intensified countrywide, particularly for larger accounts with competitors focusing on retaining their renewals, making it very challenging to acquire new business. While property risks were generally written at or below expiring prices commencing through 2004 and 2005, the property market experienced a brief turnaround in the first nine months of 2006 in the wake of the 2005 hurricane activity. However, the market began to soften again in the fourth quarter of 2006, fueled by the mild hurricane season and this market softening has continued through 2007, becoming more pronounced mid-year, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business.

Overall, in 2007, renewal retention rates increased by two percentage points over the prior year to approximately 65% whereas renewal pricing in the Company’s casualty and property lines declined by approximately 8% and 9% respectively. New business declined by approximately 28%, largely attributable to decreases in property and general liability writings. The Company expects that the market will continue to soften through 2008; however, it continues to maintain a disciplined approach to underwriting and write new business only at acceptable rates.

Results of Operations

The Company’s results of operations are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Gross premiums written	$1,245.0	$1,351.6	$1,097.8

Net premiums written	$1,099.6	$1,166.5	$869.0

Premiums earned	$1,186.1	$1,084.0	$894.2
Losses and LAE	752.9	666.1	615.5
Underwriting expenses	340.2	314.4	254.5

Underwriting profit	93.0	103.5	24.2
Investment income and realized investment gains	377.5	392.8	215.3
Interest and other expense	39.4	41.0	35.5
Costs related to early retirement of debt	21.2	—	—

Income before income taxes and equity in earnings of investees	409.9	455.3	204.0
Income tax expense	140.0	156.2	65.3

Income before equity in earnings of investees	269.9	299.1	138.7
Equity in earnings of investees, net of tax	23.3	13.2	17.2

Net income	$293.2	$312.3	$155.9

Combined ratio	92.2%	90.5%	97.3%

The decrease in net income in the year ended December 31, 2007 as compared to 2006, was due to the combined effects of lower underwriting profit, lower investment earnings and higher debt retirement costs, partially offset by higher equity in earnings from investees. The decline in underwriting profit was primarily attributable to lower favorable development of prior years’ losses and LAE of $63.9 million in 2007, as compared to $96.2 million in 2006, partially offset by an improved accident year loss ratio. The decline in investment income and realized investment gains was primarily attributable to the significant level of realized investment gains achieved on the sale of certain fixed income and equity securities, as well as higher earnings from HWIC Asia Fund (“HWIC”), an affiliated equity method investee, and higher earnings from other partnerships in 2006. Partially offsetting these effects were the significant mark-to-market gains on the Company’s credit default swaps in 2007.

The increase in net income in the year ended December 31, 2006 as compared to 2005 was primarily due to lower catastrophe losses and higher investment earnings. Specifically, investment results were positively affected by a $106.6 million gain on the sale of Zenith National Insurance Corp (“Zenith”) common stock as well as higher investment income from HWIC, an affiliated equity method investee. The Company also experienced continued favorable development of prior years’ losses and LAE in 2006, which amounted to $96.2 million, compared to favorable development of $68.6 million in 2005. The combined ratio improved 6.8 percentage points in 2006 as compared to 2005, primarily attributable to the favorable impact of lower catastrophe losses.

For further discussion of loss development in each year, see “— Results of Operations — Losses and Loss Adjustment Expenses”. For further discussion of investment results, see “— Results of Operations — Investment Results”, “— Liquidity and Capital Resources” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

During 2006, the Company identified and recorded certain adjustments associated with its accounting for investments. The adjustments relate principally to four areas: (i) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments relate principally to the Company’s investments in Northbridge Financial Corporation (“Northbridge”), an affiliated company, and HWIC; (ii) partnership accounting - several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; (iii) embedded derivatives mark-to-market — the Company did not properly reflect the mark-to-market through earnings of derivative features embedded in convertible securities pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements; and (iv) valuation of an affiliated equity method investee — the Company did not correctly reflect the carrying value of its 1.4% ownership interest in TRG Holding Corp. (“TRG”) in 2002, pursuant to guidance in SFAS No. 141, Business Combinations.

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

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
			2007		2006
			Increase/		Increase/
(dollars in millions)	2007	2006	(Decrease)	2005	(Decrease)

Workers’ compensation	$258.9	$277.1	$(18.2)	$275.3	$1.8
General liability	251.5	296.0	(44.5)	262.8	33.2
Commercial automobile	203.4	222.5	(19.1)	192.6	29.9
Property	285.2	375.6	(90.4)	296.9	78.7
Commercial multi-peril	88.2	83.8	4.4	51.0	32.8
Accident and health	127.6	64.3	63.3	—	64.3
Other	30.2	32.3	(2.1)	19.2	13.1

Total gross premiums written	$1,245.0	$1,351.6	$(106.6)	$1,097.8	$253.8

Other includes the following:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Surety	$14.0	$13.8	$19.2
Personal automobile	9.5	11.4	—
Homeowners	6.7	7.1	—

Total gross premiums written in other	$30.2	$32.3	$19.2

For the year ended December 31, 2007, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above) declined by approximately $167.8 million, or 13.4%, as compared to the year ended December 31, 2006, primarily due to a decline in new business of 28% and price decreases on renewal policies of approximately 8%, partially offset by a modest increase in the renewal retention rate of approximately two percentage points. The decline in new business was largely due to a decrease in property and general liability writings. The decline in gross premiums written in the core commercial lines was partially offset by significant growth from the accident and health business.

For the year ended December 31, 2006, the increase in gross premiums of $253.8 million, or 23.1%, over the year ended December 31, 2005, included $187.0 million of Fairmont’s premiums, of which $18.0 million, $15.0 million, $30.4 million, $3.8 million, $29.7 million and $90.1 million related to the general liability, workers’ compensation, commercial automobile, property, commercial multi-peril and other lines of business, respectively. See “Item 1. Business — Overview” and Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further information about Fairmont. Excluding Fairmont, gross premiums written increased by $66.8 million, or 6.1%, in the year ended December 31, 2006. This increase was primarily due to an increase in new business of approximately 15%, attributable to greater property writings resulting from an overall improved property market in the wake of the 2005 hurricanes. Renewal retention rates in 2006 held steady at 62%, while pricing across all lines of business declined slightly.

Casualty Gross Premiums Written

For the year ended December 31, 2007, gross premiums written in casualty lines, which include workers’ compensation, general liability and commercial automobile lines of business, decreased by $81.8 million, or 10.3%, as compared to the year ended December 31, 2006, due to a decline in new business of approximately 24% and price decreases on renewal policies of approximately 8%, partially offset by an increase in renewal retention rates of approximately three percentage points. The decline in new business was largely due to a decrease in general liability writings, attributable to the non-admitted business, where the market became significantly softer, leading to fewer new policies and at a reduced average premium per policy.

The casualty market softened throughout 2006, particularly with respect to the California workers’ compensation business, which has been affected by declining market prices as a consequence of system reforms and very favorable industry accident year results in recent years. California workers’ compensation gross premiums written totaled $77.5 million, $97.4 million and $136.6 million in 2007, 2006 and 2005, respectively. Throughout 2007, rates for all lines continued to be under competitive pressure, particularly for larger accounts, with competitors focused on retaining their renewals, making it very challenging for the Company to write new business at acceptable prices.

For the year ended December 31, 2006, gross premiums written in casualty lines increased by $64.9 million, or 8.9%, as compared to the year ended December 31, 2005. This increase included $63.4 million of Fairmont’s premiums. Excluding Fairmont, gross premiums written in casualty lines remained level during the year ended December 31, 2006 compared to the prior year, primarily due to modest increases in renewal retention rates and new business partially offset by price decreases on renewal policies.

Property Gross Premiums Written

For the year ended December 31, 2007, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $86.0 million, or 18.7%, as compared to the year ended December 31, 2006, primarily due to a decline in new business of approximately 33% and price decreases on renewal policies of approximately 9%, partially offset by an increase in renewal retention rates of approximately two percentage points. The property market began to soften in the fourth quarter of 2006 after a brief turnaround in the first three quarters, in the wake of the 2005 hurricanes, fueled by the mild 2006 hurricane season. This market softening continued throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing in non-catastrophe exposed business. The property market became significantly softer mid-2007, even in catastrophe-exposed areas.

For the year ended December 31, 2006, gross premiums written in property lines increased by $111.5 million, or 32.1%, as compared to the year ended December 31, 2005. This increase included $33.5 million of Fairmont premiums. Excluding Fairmont, gross premiums written in property lines increased by $78.0 million, or 22.4%, in the year ended December 31, 2006, primarily due to significant rate increases and an increase in new business, partially offset by a reduction in renewal retention rates. The increase in pricing and new business in 2006 was attributable to a significant hardening of the property market in the aftermath of the 2005 hurricane activity, due to limited availability of catastrophe reinsurance and higher reinsurance rates.

Other Gross Premiums Written

For the year ended December 31, 2007, other gross premiums written, which include the accident and health, surety, personal automobile and homeowners lines of business, increased by $61.2 million, or 63.4%, as compared to the year ended December 31, 2006 primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has particularly benefited from Crum & Forster’s “A−” A.M. Best rating.

For the year ended December 31, 2006, the increase in other gross premiums written as compared to the year ended December 31, 2005, included $90.1 million of Fairmont premiums. Excluding Fairmont, other gross premiums written decreased by $12.7 million, or 66.1%, principally attributable to a reduction in the surety line of business as a result of a decision by management to restrict writings of contract surety business, in response to a greater than expected emergence of surety claims in 2005.

Net Premiums Written

Net premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2007		2006		2005
(dollars in millions)	$	%[1]	$	%[1]	$	%[1]

Workers’ compensation	$252.6	97.6%	$272.0	98.2%	$266.7	96.9%
General liability	213.2	84.8%	247.8	83.7%	208.6	79.4%
Commercial automobile	199.7	98.2%	219.4	98.6%	189.0	98.1%
Property	219.1	76.8%	276.0	73.5%	145.8	49.1%
Commercial multi-peril	81.5	92.4%	78.0	93.1%	45.7	89.6%
Accident and health	103.9	81.4%	43.9	68.3%	—	—
Other	29.6	98.0%	29.4	91.0%	13.2	68.6%

Total net premiums written	$1,099.6	88.3%	$1,166.5	86.3%	$869.0	79.2%

[1]	Percentage represents the percentage of net premiums written to gross premiums written.

For the year ended December 31, 2007, net premiums written decreased by $66.9 million, or 5.7%, as compared to the year ended December 31, 2006. The lower decline in net premiums written as compared to gross premiums written is due to increased retention on the property and accident and health lines of business. The increased retention on the property line is due to lower reinsurance costs, attributable to higher retained limits, on the Company’s property per risk and catastrophe treaties in 2007. The increased retention on the accident and health line is due in part to this business being written directly by the Company in 2007, at higher retained limits, whereas in 2006 the majority of this business was assumed from Fairmont with existing reinsurance commitments.

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

Premiums Earned

Premiums earned by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Workers’ compensation	$258.0	$278.8	$285.8
General liability	229.0	227.7	203.7
Commercial automobile	210.4	203.9	186.6
Property	273.3	246.2	151.6
Commercial multi-peril	80.5	61.9	45.6
Accident and health	103.9	43.9	—
Other	31.0	21.6	20.9

Total premiums earned	$1,186.1	$1,084.0	$894.2

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the year ended December 31, 2007, premiums earned increased by $102.1 million, or 9.4%, as compared to the year ended December 31, 2006. The increase in premiums earned relative to the decline in net premiums written is primarily attributable to the Fairmont business which the Company assumed at the start of 2006 and which therefore contributed a lower portion to premiums earned in 2006 as compared to 2007. Further, accident and health premiums, which grew significantly in 2007, are earned as written.

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

Losses and Loss Adjustment Expenses

The Company’s incurred losses and LAE are summarized as follows:

	Years Ended December 31,
	2007		2006		2005
(dollars in millions)	Losses	Ratio	Losses	Ratio	Losses	Ratio

Accident year, as reported	$816.8	68.9%	$762.3	70.3%	$684.1	76.5%

(Favorable) adverse development of prior years’ losses and LAE before impact of corporate aggregate reinsurance:
Accident year 2006	(10.2)		—		—
Accident year 2005	(26.9)		(10.2)		—
Accident year 2004	(41.7)		(15.9)		(59.2)
Accident year 2003	(1.0)		(11.3)		5.6
Accident year 2002	1.2		(10.0)		4.5
Accident year 2001 and prior	28.4		(38.5)		(11.4)

Total (favorable) adverse development	(50.2)	(4.2)	(85.9)	(7.9)	(60.5)	(6.8)

Impact of corporate aggregate reinsurance:
Amortization of deferred gain	(13.7)		(12.9)		(8.1)
Other activity	—		2.6		—

Total impact of corporate aggregate reinsurance	(13.7)	(1.2)	(10.3)	(0.9)	(8.1)	(0.9)

Incurred losses and LAE	$752.9	63.5%	$666.1	61.5%	$615.5	68.8%

The Company’s losses and LAE reflect the effect of corporate aggregate reinsurance, including the amortization of deferred gain on retroactive reinsurance. For further discussion of the accounting for reinsurance coverage and the amortization of deferred income on retroactive reinsurance, see “Item 1. Business — Reinsurance” and Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

In 2007, the Company recognized net favorable prior year loss development of $50.2 million (4.2 loss ratio points) prior to corporate aggregate reinsurance activity. The net favorable development was comprised of favorable development across all major casualty lines as well as commercial multi-peril, with the largest redundancy being recognized in workers’ compensation. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California for older accident years due to favorable claims settlements and continued recognition of favorable development for California in accident years 2004 and 2005 due to the impact of industry reforms. Favorable development for general liability and commercial multi-peril exposures in accident years 2003 through 2006 was due to the selection of faster loss development factors, recognizing decreased loss activity in those years. The favorable development in these lines was partially offset by $54.5 million of adverse development of asbestos, environmental and other latent liabilities.

In 2006, the Company recognized net favorable prior year loss development of $85.9 million (7.9 loss ratio points) prior to corporate aggregate reinsurance activity. The net favorable development was comprised principally of favorable development across all major casualty lines, with the largest redundancy being recognized in workers’ compensation, principally attributable to the favorable results in California in accident years 2004 and 2005, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was offset by adverse development of asbestos, environmental and other latent liabilities of $33.9 million.

In 2005, the Company recognized net favorable prior year loss development of $60.5 million (6.8 loss ratio points) prior to corporate aggregate reinsurance activity. The net favorable development was comprised of three principal components: (i) adverse development of asbestos, environmental and other latent liabilities of $44.6 million, primarily due to developments related to one asbestos policyholder, largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (ii) $24.7 million of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (iii) net favorable development of the Company’s remaining property and casualty reserves of $97.5 million, arising from accident years 1999 through 2004.

Accident year loss and LAE ratios, as estimated at December 31, 2007 by line of business, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are summarized as follows:

	Accident Years Ended December 31,
	2007	2006	2005

Workers’ compensation	76.3%	69.6%	58.0%
General liability	66.6%	64.3%	68.5%
Commercial automobile	68.6%	71.2%	64.7%
Property	68.2%	79.0%	116.7%
Commercial multi-peril	64.3%	48.6%	43.4%
Accident and health	69.4%	67.3%	—
Other	41.8%	56.3%	115.4%
Accident year loss and LAE ratio	68.9%	69.4%	72.4%

The accident year loss and LAE ratio improved from 69.4% in 2006 to 68.9% in 2007. The improvement from 2006 to 2007 is primarily due to lower catastrophe losses in 2007 as compared to 2006. Catastrophes added approximately 1.3 and 2.3 points to the Company’s accident year loss and LAE ratios in 2007 and 2006, respectively. Results for accident year 2006 were also adversely affected by unfavorable loss emergence in property, reflecting an increased frequency of large fire losses over this period, particularly with respect to habitational business as noted below.

The accident year loss and LAE ratio decreased from 72.4% in 2005 to 69.4% in 2006. This decrease was primarily due to the lack of major catastrophe activity in 2006 while accident year 2005 included the effects of the 2005 hurricanes (Katrina, Rita and Wilma) of $92.3 million. Catastrophes added approximately 2.3 and 9.4 points to the Company’s accident year loss and LAE ratios in 2006 and 2005, respectively, and added approximately 9.9 and 55.3 points to the property accident year loss and LAE ratios, respectively. The increase in the accident year loss and LAE ratio in 2006, exclusive of the major catastrophes in the prior years, was largely attributable to the property line of business in which the Company experienced increased frequency of large fire losses and a significant rise in the cost of reinsurance. Commercial automobile was also adversely affected by an increase in large claims in 2006.

The workers’ compensation loss ratio increase from accident year 2005 to 2007 reflects the effects of price softening beginning in 2005 and continuing throughout 2006 and 2007, particularly as respects the California business. Management monitors the price adequacy of each line of business and believes that this business remains profitable.

The commercial multi-peril loss ratio increase from 2006 to 2007 is primarily attributable to the effects of price softening and the severe rainstorms which struck in April 2007. Such rainstorms are reflected in the catastrophe impact cited above (1.3 points) but had a comparatively larger impact on the commercial multi-peril line.

The decrease in the other lines loss ratio from 2005 to 2006 and continuing to 2007 reflects the runoff of the Company’s surety line of business, which began in 2005.

The accident year loss and LAE ratios represent management’s estimate, at December 31, 2007, of the ultimate cost, expressed as a percentage of net premiums earned for each respective year, of covered claims or events, including settlement costs. For casualty lines of business in particular, where the “tail”, or period from the occurrence of the claim to final settlement, may span several years, the estimates are based on a number of assumptions and, accordingly, are subject to significant variability. See “— Critical Accounting Policies and Estimates — Unpaid Losses and Loss Adjustment Expenses”.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. The Company’s underwriting expense ratio was 28.7%, 29.0% and 28.5% for the years ended December 31, 2007, 2006 and 2005, respectively. The policy acquisition ratio and the other underwriting expense ratio components of the underwriting expense ratio follow:

	Years Ended December 31,
	2007	2006	2005

Policy acquisition ratio	15.0%	14.3%	14.1%
Other underwriting expense ratio	13.7	14.7	14.4

Underwriting expense ratio	28.7%	29.0%	28.5%

The Company’s policy acquisition expense ratio increased to 15.0% for the year ended December 31, 2007 from 14.3% for the year ended December 31, 2006, primarily due to higher direct commission rates and lower reinsurance ceding commissions attributable to higher retained limits. The Company’s policy acquisition expense ratio increased to 14.3% in 2006 compared to 14.1% in 2005 as a result of lower reinsurance ceding commissions, partially offset by the favorable effect of a lack of reinsurance reinstatement premiums associated with catastrophes in 2006. The Company’s other underwriting expense ratio improved to 13.7% for the year ended December 31, 2007, from 14.7% for the year ended December 31, 2006, primarily due to the growth in earned premiums. The Company is currently operating in a soft market and, should such conditions persist and premiums earned decline, the other underwriting expense ratio may be adversely affected in 2008.

The Company’s other underwriting expense ratio increased to 14.7% in 2006 from 14.4% in 2005. In 2006, the underwriting ratio was affected by the addition of the Fairmont business, which added to the Company’s fixed expenses but only modestly to its net premiums earned. Additionally, the Company incurred higher legal and technology expenses related to systems development costs.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Years Ended December 31,
(dollars in millions)	2007	2006	2005

Average investments, including cash and cash equivalents, at book value[1]	$4,157.9	$3,780.9	$3,618.0

Investment income	$143.4	$220.0	$131.1
Realized investment gains	234.1	172.8	84.2
Pre-tax equity in earnings of investees	35.8	20.2	26.5
Change in unrealized investment gains and losses and foreign currency translation	139.2	(139.0)	(3.7)

Total return on investments	$552.5	$274.0	$238.1

Gross investment yield[2]	5.1%	7.2%	5.5%
Net investment yield[2]	4.3%	6.4%	4.4%
Total return on investments	13.3%	7.2%	6.6%

[1]	Includes book value of assets pledged for short-sale obligations of $1,047.4 million, $540.9 million and $497.9 million at December 31, 2007, 2006 and 2005, respectively.

[2]	Including pre-tax equity in earnings of investees.

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. Total rate of return on investments was 13.3%, 7.2% and 6.6% for the years ended December 31, 2007, 2006 and 2005, respectively. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In addition, the Company also owns a number of investments in derivative securities, including credit default swaps, and equity method investments, which are subject to greater volatility than fixed income investments. Although these derivative securities and equity method investments may provide higher expected returns, they present greater risk and are less liquid than fixed income investments. As a result of these factors, the Company’s return on its investments may fluctuate from year to year.

The decrease in investment income of $76.6 million, or 34.8%, in 2007 as compared to 2006, was primarily due to lower earnings from HWIC, which realized significant capital gains in 2006, as well as lower earnings from other partnerships in 2007 compared to 2006. Earnings from HWIC and other partnerships were $7.7 million and $5.3 million, respectively, in the year ended December 31, 2007 and $60.5 million and $27.3 million, respectively, in the year ended December 31, 2006. Partially offsetting these effects were lower investment fees in 2007 compared to 2006.

The increase in investment income of $88.9 million, or 67.8%, in 2006 as compared to 2005 was primarily attributable to higher earnings from HWIC of $48.5 million and higher partnership earnings of approximately $20.2 million. For further details on certain accounting adjustments in respect of investments, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Additionally, in 2006, the Company also benefited from increased interest income earned on cash and cash equivalents due to higher short term interest rates and greater invested portfolio assets as well as lower funds held interest expense associated with a retroactive reinsurance contract. For further discussion of corporate aggregate reinsurance activity, see Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Included in realized investment gains are mark-to-market gains or losses attributable to changes in fair value of the Company’s derivative securities, short-sale obligations and hybrid financial instruments. In 2007, realized investment gains included $156.7 million of mark-to-market gains as compared to mark-to-market losses of $73.5 million included in realized investment gains in 2006. The increase in realized investment gains of $61.3 million, or 35.5%, in 2007 as compared to 2006 was primarily due to significant gains on the credit default swaps. During 2007, the Company recorded net gains of $19.3 million on sales of $121.3 million notional amount of credit default swaps and net mark-to-market gains on credit default swaps of $210.4 million, as compared to net mark to market losses of $23.9 million in 2006. Partially offsetting the increase in realized investment gains on the credit default swaps was a decline in the level of net gains achieved on the sale of fixed income and equity securities to $15.1 million in 2007 as compared to $239.6 million in 2006, which included a $106.6 million gain on the sale of Zenith common stock and a $45.0 million gain on the sale of a fixed income security.

As of December 31, 2007, the Company held $5.2 billion notional amount of credit default swaps with an average term to maturity of 3.7 years, with a cost of $84.5 million and a market value of $234.1 million. As of December 31, 2006, the company held $4.2 billion notional amount of credit default swaps with a cost of $77.6 million and a market value of $16.7 million. From January 1, 2008 to February 15, 2008, the Company sold an additional $555 million notional amount of credit default swaps (including virtually all of its credit default swaps referenced to U.S. financial guarantee insurance companies) for gross proceeds of $127.9 million and gains on sale in excess of the mark-to-market value as at December 31, 2007 of $27.1 million. The net mark-to-market gain for the January 1 to February 15, 2008 period on the $4.8 billion notional amount of credit default swaps remaining at February 15, 2008 (including 2008 purchases of $132 million notional amount of credit default swaps for $3.8 million) was $141.4 million (representing total net gains related to credit default swaps for this period of $168.5 million). These credit default swaps continue to be very volatile, with the result that their market value (and their liquidity) may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known upon their disposition.

The increase in realized investment gains of $88.6 million in 2006 over 2005 was due to combined effects of the aforementioned specific gains as well as higher realized gains from the sale of equity securities, partially offset by lower realized investment gains on the sale of U.S. Treasury securities, higher realized losses on the change in fair value of the short-sale obligations and other derivatives and other than temporary impairment charges. For further details on certain accounting adjustments in respect of investments, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Included in realized investment gains in 2007, 2006 and 2005 were $25.4 million, $15.9 million and $3.9 million, respectively, of losses related to other than temporary impairments.

The increase in pre-tax equity in earnings of investees of $15.6 million, or 77.2%, in 2007 as compared to 2006 was primarily attributable to higher earnings from Northbridge. In 2007, Northbridge reported significant realized investment gains, attributable to the gain on the sale of its investment in Hub International Limited. Northbridge contributed $35.1 million, $17.9 million and $26.3 million, to the Company’s pre-tax equity in earnings of investees in 2007, 2006 and 2005, respectively. The decrease in pre-tax equity in earnings of investees in 2006 as compared to 2005 was primarily attributable to lower earnings from Northbridge. Northbridge’s earnings in the year ended December 31, 2006 were affected by equity adjustments and mark-to-market adjustments in respect of the derivative features embedded in convertible securities. For further details on certain accounting adjustments in respect of investments, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

In 2007, the change in unrealized investment gains and losses and foreign currency translation was primarily attributable to the combined effects of a rally in the U.S. Treasury market, attributable to the sub-prime mortgage market crisis, an increase in unrealized gains on the equity portfolio and other invested assets and a weakening U.S. dollar, which resulted in an increase in foreign currency translation gains. In 2006, the net decrease in unrealized investment gains and losses and foreign currency translation of $139.0 million was largely due to a reduction in unrealized gains on equity securities attributable to the sale of certain equity securities, including approximately $92.3 million on the sale of Zenith common stock and greater unrealized losses on the Company’s fixed income portfolio due to higher interest rates.

In July 2007 and November 2007, the Company executed additional short-sales of SPDRs of approximately $200 million and $120 million, respectively, bringing the total short positions held in SPDRs to approximately $620 million at December 31, 2007. These short positions serve as an economic hedge against a decline in the U.S. equity markets. In connection with the SPDRs transactions, the Company has purchased S&P Index call options (the “Options”) limiting the potential loss on the future purchase of the SPDRs to approximately $220 million at December 31, 2007. Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligation to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligation and the Options at December 31, 2007 amounted to a liability of $706.5 million and an asset of approximately $0.1 million, respectively, as compared to a liability of $375.6 million and an asset of $9.9 million, respectively, at December 31, 2006.

As an economic hedge against deteriorating conditions in the credit markets, the Company holds short positions on securities of certain U.S. financial guarantee insurance companies, mortgage insurance companies and financial institutions totaling approximately $12.5 million and $24.9 million at December 31, 2007 and December 31, 2006, respectively. The obligation to purchase these securities is included, at fair value, in short-sale obligations on the consolidated balance sheets and amounted to $12.2 million and $24.6 million, at December 31, 2007 and December 31, 2006, respectively.

The obligations to purchase the short-sale securities discussed above and the Options are carried at fair value on the consolidated financial statements and related changes in fair value are recorded in realized investment gains and losses. Changes in the fair value of the short-sale transactions and related Options amounted to realized gains of $20.7 million in 2007 and realized losses of $43.8 million and $16.6 million in 2006 and 2005, respectively. The Company also incurs investment expense in an amount equal to the dividend earnings on the SPDRs sold. Investment expense of $10.0 million, $6.5 million and $5.7 million relating to this transaction was recorded for the years ended December 31, 2007, 2006 and 2005, respectively.

For further details of investments, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest and Other Expense

Interest and other expense, excluding costs related to early retirement of debt of $21.2 million in 2007, was $39.4 million, $41.0 million and $35.5 million in 2007, 2006 and 2005, respectively. The lower expense in 2007 was attributable to lower interest expense as a result of the restructuring of the Company’s long-term debt, described more fully in Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and lower compensation costs, partially offset by a retirement expense in respect of the Company’s President and Chief Executive Officer.

The increase in interest and other expense in 2006 as compared to 2005 was primarily due to an increase in other expense, attributable to higher charitable contributions.

Income Taxes

The effective income tax rate (including income taxes on equity in earnings of investees) was 34.2%, 34.3% and 32.4% for the years ended December 31, 2007, 2006 and 2005, respectively. The difference between the Company’s effective income tax rate and the statutory rate of 35% was primarily due to the benefit of dividends received deductions in all three years and, in 2005, to the benefit of additional tax credits allocated to the Company as a result of a federal tax audit of the Company’s former parent company, Xerox Corporation. For further discussion of income taxes, see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company has made this election effective January 1, 2007. Accordingly, tax sharing for the third and fourth quarters of 2007 reflected the utilization of holding company NOLs in the amount of $79.7 million and $2.6 million, respectively. The third quarter refund from NOL utilization was paid by Fairfax in the form of cash of $37.8 million and a note for $41.9 million. This cash and note at the holding company permitted the payment of a dividend of $79.7 million to Fairfax (discussed further below in Liquidity and Capital Resources) on September 11, 2007. The election going forward will avoid the generation of holding company NOLs, provided the subsidiaries earn sufficient taxable income to offset holding company losses.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. The Company requires cash to meet its annual debt service obligations (approximately $26.0 million per year), to pay corporate expenses and, ultimately, to repay the $334.3 million aggregate principal amount of senior notes, $4.3 million of which is due in 2013 and $330.0 million of which is due in 2017. After June 15, 2008, the Company may redeem, and intends to redeem as soon after June 15, 2008 as administratively possible, the $4.3 million senior notes due 2013 at the redemption price of 105.188%. The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities.

The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At December 31, 2007, US Fire reported statutory earned surplus of $481.2 million and North River reported statutory earned surplus of $80.2 million. On March 29, 2007, US Fire paid a dividend in the amount of $97.3 million to the Company. The payment included $9.0 million of HWIC Asia Fund stock at market value and $88.3 million of cash. On May 14, 2007, North River paid a cash dividend in the amount of $40.9 million to the Company.

Cash used in financing activities was $118.5 million, $90.0 million and $73.5 million in 2007, 2006 and 2005, respectively, and was primarily in respect of dividends paid to Fairfax as well as refinancing of the Company’s long-term debt in 2007. On March 29, 2007, May 29, 2007 and September 11, 2007, the Company paid cash shareholder dividends to Fairfax of $61.0 million, $30.0 million and $37.8 million, respectively. In addition, on September 11, 2007 and December 19, 2007, the Company paid further dividends to Fairfax of $41.9 million and $13.0 million, respectively, consisting of promissory notes.

In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330.0 million aggregate principal amount of 7 3/4% senior notes due May 1, 2017 at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325.1 million were used to repurchase $295.7 million of the Company’s outstanding $300 million aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2007. The Company paid approximately $325.7 million to purchase the 2013 Notes tendered.

Pursuant to a non-interest bearing standby credit agreement between Fairfax and the Company, under certain circumstances the Company has the ability to borrow up to $40 million from Fairfax to meet certain corporate obligations. Borrowings under this agreement, if any, bear no interest and are due in June 2018. Through December 31, 2007, there have been no borrowings under this agreement.

For further information on the Company’s long-term debt see Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Shareholder’s equity was $1,293.5 million at December 31, 2007, as compared to $1,093.1 million at December 31, 2006. The increase was primarily the result of current year earnings and net unrealized investment gains partially offset by cash and non-cash dividends paid to Fairfax.

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

The table below shows a summary of cash flow from operations:

	Year Ended December 31,
	2007	2006	2005

Premiums collected	$1,162.7	$1,199.6	$950.4
Net paid losses	(826.1)	(707.0)	(666.2)
Commissions and other underwriting expenses paid	(355.0)	(329.7)	(298.5)

Cash underwriting (loss) income	(18.4)	162.9	(14.3)
Investment income received	131.0	142.2	138.6
Interest and other expense paid	(41.6)	(37.7)	(21.0)
Income taxes paid	(76.9)	(178.0)	(77.8)

Cash flow from operations	$(5.9)	$89.4	$25.5

The unfavorable variance in operating cash flows in 2007 from 2006 is primarily attributable to higher net paid losses and higher underwriting expenses in the face of declining premiums due to competitive market conditions. The increase in net paid losses was primarily due to additional losses associated with the Fairmont business which was acquired in 2006 as well as higher net paid losses in the workers’ compensation and automobile lines of business. Expense growth reflected increased compensation and technology costs. The increase in cash flows from operations in 2006 as compared to 2005 reflected general business expansion driven by the assumption of the Fairmont business, partially offset by higher income taxes paid as a result of higher realized investment gains.

The insurance subsidiaries are currently operating in a soft market and as a result have been experiencing declining premiums. Specifically, over 50% of the insurance subsidiaries’ business is in the casualty insurance sector, which has been experiencing accelerating softening conditions since 2004. The casualty business in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from year to year.

The insurance subsidiaries maintain a substantial position in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, the insurance subsidiaries have sufficient cash, short-term investments and available credit facilities, that together with cash generated from future investing operations, will meet their operating liquidity needs.

In 2007, 2006 and 2005, the Company pledged cash and U.S. Treasury securities as collateral for the Company’s short-sale obligations. The fair value of such collateral was $1,043.4 million, $535.6 million, and $496.9 million at December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the collateral was comprised of $734.9 million in cash and $308.5 million in U.S. Treasury securities. Interest earned on the collateral is included in investment income.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, was approximately $4.5 billion and $3.9 billion December 31, 2007 and 2006, respectively, of which $343.6 million and $380.9 million was held in cash, cash equivalents and short-tem investments at December 31, 2007 and 2006, respectively. For detailed information on the Company’s investment portfolio, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At December 31, 2007, the Company held three securities within its fixed income portfolio, with a fair value of $1.1 million, that are guaranteed by financial guarantee companies. Any downgrade in the ratings of these financial guarantee companies is likely to have an adverse effect on the fair value of these securities. The Company does not hold any mortgage-backed securities in its investment portfolio, has generally avoided taking long positions in equity securities where there may be indirect exposure to mortgages and currently has substantial defensive positions in the mortgage, financial guarantee and other financial services industries through credit default swaps, short-sales of individual securities and short-sales of the SPDRs.

At December 31, 2007 and 2006, 94.0% and 92.0% of the Company’s fixed income securities, including hybrid financial instruments, were rated investment grade, respectively. Fixed income securities and cash and cash equivalents of $431.9 million and $382.6 million were on deposit with various state regulatory authorities at December 31, 2007 and 2006, respectively, as required by insurance laws.

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

The Company’s combined policyholders’ surplus and statutory operating leverage (the ratio of statutory net premiums written to end of year surplus) are summarized below:

	Years Ended December 31,
(dollars in millions)	2007		2006		2005

Combined policyholders’ surplus	$1,639.8		$1,406.8		$1,314.0
Statutory operating leverage	0.67	x	0.83	x	0.66	x

Statutory surplus is an important measure utilized by management, regulators and rating agencies to assess the Company’s ability to support its business operations. The increase in the Company’s combined statutory surplus in 2007 as compared to 2006 was primarily attributable to statutory net income of $191.7 million and statutory net unrealized capital gains of approximately $175 million (which are different from GAAP unrealized capital gains), partially offset by dividends of $138.2 million paid to the insurance companies’ parent. The increase in the Company’s combined statutory surplus in 2006 as compared to 2005 was primarily attributable to statutory net income of $253.3 million partially offset by dividends of $127.0 million paid to the insurance companies’ parent, and statutory net unrealized capital losses of $101.7 million. The Company’s ratio of statutory net premiums written to surplus, a measure of operating leverage, improved in 2007 and, according to data from A.M. Best, was below the property and casualty commercial lines sector ratios for 2007, 2006 and 2005 of 0.9x, 1.0x and 1.0x, respectively.

Contractual Obligations

Estimates of future payments pursuant to the Company’s contractual obligations at December 31, 2007 are summarized as follows:

(dollars in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and beyond

Unpaid losses and LAE	$3,178.5	$1,153.8	$1,341.3	$505.4	$178.0
Long-term debt, including interest payments	579.7	26.0	52.0	52.0	449.7
Operating leases	88.6	13.8	23.6	14.5	36.7
Short-sale obligations	718.7	718.7	—	—	—
Other long-term liabilities	61.1	4.1	25.2	14.3	17.5

Total contractual obligations	$4,626.6	$1,916.4	$1,442.1	$586.2	$681.9

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and LAE includes reserves for unpaid reported losses and LAE and for IBNR losses. The amounts shown above represent management’s best estimate of the expected timing of payments for losses and LAE given information currently available. Actual results may differ significantly from these estimates. For additional information on the Company’s unpaid losses and LAE, see “Item 1. Business — Reserves”, “Item 1A. Risk Factors — The Company may incur a reduction in its net income if its reserves are insufficient” and “— Critical Accounting Policies and Estimates — Unpaid Losses and Loss Adjustment Expenses”.

Long-Term Debt, including Interest Payments

The Company has outstanding $334.3 million aggregate principal amount of senior notes comprised of $330.0 million 7 3/4% senior notes due 2017 and $4.3 million of 10 3/8% senior notes due 2013. Interest payments on such notes are approximately $26.0 million per year. After June 15, 2008, the Company may redeem, and intends to redeem as soon after June 15, 2008 as administratively possible, the $4.3 million senior notes due 2013, at the redemption price of 105.188%. For additional information on the Company’s senior notes, see Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “— Liquidity and Capital Resources — Holding Company”.

Operating Leases

The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2022. The amounts above represent the minimum contractual rentals for such operating leases at December 31, 2007. For more information on the Company’s operating leases, see Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Short-Sale Obligations

In July 2007 and November 2007, Company executed additional short-sales of SPDRs totaling $320 million, bringing the total short positions held in SPDRs to approximately $620 million at December 31, 2007. The Company also holds short positions on securities of certain U.S. financial institutions totaling approximately $12.5 million. The Company has no contractual timeframe within which it must purchase the SPDRs or securities previously sold and any decision to purchase will be based upon economic and market conditions. For purposes of the above chart, the Company has reflected the purchase obligation in 2008. The actual purchase date may differ from this estimate. For additional information on the short-sale transactions, see “— Results of Operations — Investment Results” and Note 3 to the consolidated financial statements included in “Item 8. Financials Statements and Supplementary Data”.

Other Long-Term Liabilities

Included in other long-term liabilities are expected contributions to postretirement medical and life insurance benefit plans sponsored by the Company, estimated payments under the Company’s long-term incentive plans and retirement payments totaling approximately $7.1 million to the Company’s President and Chief Executive Officer, Mr. Antonopoulos. Mr. Antonopoulos retired as Chairman and Chief Executive Officer of Crum & Forster’s principal insurance subsidiaries as of January 1, 2008 and will retire as President and Chief Executive Officer of the Company as of March 8, 2008.

The postretirement medical and life insurance benefit obligations are estimated ultimate payments required to provide such benefits. Actual payments may differ significantly from these estimates. Although the Company provides various benefit plans, programs and arrangements to its employees, the Company has reserved the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. For more information on the Company’s postretirement benefit plans, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The Company’s long-term incentive plans, which include the Crum & Forster Holdings Corp. Long Term Incentive Plan (“2004 LTIP”) and the Crum & Forster Holdings Corp. 2007 Long Term Incentive Plan (“2007 LTIP”), are compensation arrangements for certain of the Company’s employees who hold senior management or officer positions. Included in the amounts in the contractual obligations table above are estimated 2004 LTIP payments of $16.0 million in 2009 and $6.0 million in 2017. These amounts are based upon the December 31, 2007 valuation of the plan and are management’s best estimates. The actual payments could be materially different from these estimates. In addition, 2007 LTIP payments totaling $12.5 million are due in 2012.

Regulatory Issues

For discussion of regulatory issues, see “Item 1. Business — Insurance Regulatory Matters”.

Off-Balance Sheet Arrangements

The Company did not have any transactions, agreements or other contractual arrangements with an unconsolidated entity that would be considered an off-balance sheet arrangement required to be disclosed pursuant to Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

At December 31, 2007, the fair value of Crum & Forster’s investment portfolio included approximately $2.0 billion of fixed income securities (including $308.5 million of assets pledged for short-sale obligations) and $125.8 million of hybrid financial instruments, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At December 31, 2007			At December 31, 2006
	Fair Value of			Fair Value of
	Fixed Income			Fixed Income
	And Hybrid	Hypothetical	Hypothetical	And Hybrid	Hypothetical	Hypothetical
(dollars in millions)	Securities	$ Change	% Change	Securities	$ Change	% Change

200 basis point decline	$2,717.9	$564.9	26.2%	$2,681.1	$566.7	26.8%
100 basis point decline	$2,411.9	$258.9	12.0%	$2,373.1	$258.7	12.2%
Base scenario	$2,153.0	—	—	$2,114.4	—	—
100 basis point increase	$1,936.2	$(216.8)	(10.1)%	$1,899.4	$(215.0)	(10.2)%
200 basis point increase	$1,750.9	$(402.1)	(18.7)%	$1,716.8	$(397.6)	(18.8)%

As an economic hedge against deteriorating conditions in the credit markets, the Company has sold short securities of certain U.S. financial guarantee insurance companies, mortgage insurance companies and financial institutions with a fair value of $12.5 million and $24.6 million at December 31, 2007 and December 31, 2006, respectively. A hypothetical 10% decrease in the price of these securities would result in a $1.3 million decrease in the obligations to purchase the securities sold. At December 31, 2006, a hypothetical 10% decrease in the price of these securities would have resulted in a decrease of $2.5 million in the obligations to purchase the securities sold.

During 2007, the Company closed several of its short-sale positions resulting in realized investment gains of approximately $26.1 million. The Company expects that a decline in the short-sale obligations will offset losses in the fixed income portfolio in the event of deteriorating conditions in the credit markets.

The Company has also purchased credit default swaps that serve as an economic hedge against declines in the fair value of various financial assets owned by the Company. These credit default swaps are recorded at fair value in other invested assets on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The total cost of the credit default swaps was $84.5 million and $77.6 million at December 31, 2007 and 2006, respectively, and the fair value was $234.1 million and $16.7 million, at December 31, 2007 and 2006, respectively. The notional amount of credit default swaps was approximately $5.2 billion and $4.2 billion at December 31, 2007 and 2006, respectively, with an average term to expiry of 3.7 years at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, realized investment gains (losses) resulting from the net change in fair value of the credit default swaps was $229.7 million, $(23.9) million and $(30.2), respectively.

For further details on the Company’s short-sale transactions and credit default swaps see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Equity Price Risk

At December 31, 2007, the Company’s equity portfolio included $684.5 million of marketable equity securities and $171.8 million of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 18.8% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $85.6 million in the fair value of the equity portfolio at December 31, 2007. At December 31, 2006, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $79.4 million in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is the result of the increase in the value of the equity portfolio from December 31, 2006.

As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales of SPDRs with a fair value of approximately $706.5 million and $375.6 million at December 31, 2007 and 2006, respectively. The Company has purchased S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $220 million at December 31, 2007. A hypothetical 10% decrease in the price of the SPDRs would result in a $70.7 million decrease in the fair value of the obligations to purchase the SPDRs at December 31, 2007. At December 31, 2006, a hypothetical 10% decrease in the price of the SPDRs would have resulted in a decrease of $37.6 million in the fair value of the obligation to purchase the SPDRs. The increase in the Company’s obligation to purchase the SPDRs is primarily the result of an additional $320 million of SPDRs short-sales executed in 2007. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At December 31, 2007, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $479.0 million, or 10.5%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated and Hong Kong dollar denominated securities, which represented 5.6% and 1.3% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, respectively. The potential impact of a hypothetical 10% decline in each of the foreign currency exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $47.9 million at December 31, 2007. At December 31, 2006, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $36.8 million in the fair value of the total investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Crum & Forster Holdings Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Crum & Forster Holdings Corp., an indirect wholly-owned subsidiary of Fairfax Financial Holdings Limited, and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
February 28, 2008

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	At December 31,
	2007	2006

ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,741,750 and $2,087,065 in 2007 and 2006, respectively)	$1,718,637	$1,984,242
Equity securities, at fair value (cost of $661,289 and $640,880 in 2007 and 2006, respectively)	684,457	667,718
Other invested assets	631,507	357,849
Hybrid financial instruments, at fair value	125,848	—
Short-term investments at cost, which approximates fair value	196,138	14,130

Total investments	3,356,587	3,023,939
Cash and cash equivalents	147,506	366,743
Assets pledged for short-sale obligations	1,043,436	535,594
Accrued investment income	37,201	34,581
Premiums receivable	213,488	249,913
Reinsurance recoverable	1,310,192	1,479,331
Reinsurance recoverable from affiliates	229,591	254,595
Prepaid reinsurance premiums	21,848	25,430
Deferred income taxes	93,161	285,902
Deferred policy acquisition costs	72,282	83,964
Other assets	87,520	103,562

Total assets	$6,612,812	$6,443,554

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,178,506	$3,371,549
Unearned premiums	486,091	576,182
Funds held under reinsurance contracts	250,697	243,316
Accounts payable and other liabilities	220,142	298,101
Deferred income on retroactive reinsurance	152,041	168,018
Short-sale obligations	718,656	400,163
Long-term debt	313,220	293,170

Total liabilities	5,319,353	5,350,499

Commitments and contingencies (Note 11)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	44,479	(36,978)
Retained earnings	507,987	389,040

Total shareholder’s equity	1,293,459	1,093,055

Total liabilities and shareholder’s equity	$6,612,812	$6,443,554

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

REVENUES
Premiums earned	$1,186,144	$1,084,023	$894,173
Investment income	143,418	220,044	131,123
Realized investment gains	234,085	172,774	84,187

Total revenues	1,563,647	1,476,841	1,109,483

EXPENSES
Losses and loss adjustment expenses	752,969	666,079	615,505
Policy acquisition costs	177,408	154,513	125,804
Other underwriting expenses	162,788	159,890	128,648
Interest expense	29,850	32,986	32,915
Costs related to early retirement of debt	21,187	—	—
Other expense	9,576	8,096	2,548

Total expenses	1,153,778	1,021,564	905,420

Income before income taxes and equity in earnings of investees	409,869	455,277	204,063
Income tax expense	139,987	156,156	65,320

Income before equity in earnings of investees	269,882	299,121	138,743
Equity in earnings of investees, net of tax	23,300	13,162	17,193

NET INCOME	$293,182	$312,283	$155,936

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

COMMON STOCK
Balance, beginning and end of year	$—	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of year	740,993	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of year	(36,978)	53,443	55,875
Unrealized investment gains and losses, net of transfers to realized investment gains and losses	71,285	(91,652)	(3,326)
Foreign currency translation	19,236	1,286	894
Change in funded status of defined benefit postretirement plans	1,082	—	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	(10,146)	—	—
Impact of initial adoption of Statement of Financial Accounting Standards No. 158	—	(55)	—

Balance, end of year	44,479	(36,978)	53,443

RETAINED EARNINGS
Balance, beginning of year	389,040	166,757	84,321
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155 and equity method investee adoption of Financial Accounting Standards Board Interpretation No. 48	9,465	—	—
Net income	293,182	312,283	155,936
Dividends to shareholder	(183,700)	(90,000)	(73,500)

Balance, end of year	507,987	389,040	166,757

TOTAL SHAREHOLDER’S EQUITY	$1,293,459	$1,093,055	$961,193

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

NET INCOME	$293,182	$312,283	$155,936

Change in components of other comprehensive income for the year, before tax:
Unrealized investment gains and losses	109,638	(141,004)	(5,116)
Foreign currency translation	29,594	1,979	1,375
Change in funded status of defined benefit postretirement plans	1,664	—	—

Other comprehensive income (loss) for the year before tax	140,896	(139,025)	(3,741)

Deferred income tax (expense) benefit for the year:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(38,353)	49,352	1,790
Deferred income tax expense from foreign currency translation	(10,358)	(693)	(481)
Deferred income tax expense from change in funded status of defined benefit postretirement plans	(582)	—	—

Total deferred income tax (expense) benefit for the year	(49,293)	48,659	1,309

Other comprehensive income (loss) for the year, net of tax	91,603	(90,366)	(2,432)

COMPREHENSIVE INCOME	$384,785	$221,917	$153,504

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$293,182	$312,283	$155,936
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	(7,313)	(9,951)	(4,554)
Realized investment gains	(234,085)	(172,774)	(84,187)
Earnings of equity method investees, net of dividends	(30,528)	(15,136)	(21,685)
Earnings of investment companies and similar equity method investees	(12,985)	(87,762)	(19,017)
Depreciation and amortization	3,272	3,174	3,460
Deferred income tax expense (benefit)	143,814	(62,007)	60
Non-cash costs related to early retirement of debt	9,216	—	—
Other non-cash net income adjustments	9,313	3,748	20,161
Changes in:
Accrued investment income	(2,620)	3,199	(5)
Premiums receivable	37,426	(6,465)	16,525
Reinsurance recoverable	175,094	321,169	(362,654)
Prepaid reinsurance premiums	3,582	5,878	3,834
Deferred policy acquisition costs	11,682	(13,157)	4,199
Other assets	(3,247)	5,169	10,344
Unpaid losses and loss adjustment expenses	(193,043)	(301,485)	302,097
Unearned premiums	(90,091)	76,631	(29,041)
Accounts payable and other liabilities	(118,615)	26,840	29,992

Net cash (used in) provided by operating activities	(5,946)	89,354	25,465

INVESTING ACTIVITIES
Purchases of fixed income securities	(149,314)	(518,443)	(1,556,386)
Proceeds from sales of fixed income securities	209,202	529,466	1,498,385
Proceeds from maturities of fixed income securities	2,395	62,305	16,791
Purchases of equity securities	(254,035)	(590,158)	(240,099)
Proceeds from sales of equity securities	239,458	635,348	211,902
Purchases of other invested assets	(46,090)	(58,137)	(87,017)
Proceeds from sales of other invested assets	83,294	143,542	34,890
Purchases of hybrid financial instruments	(2,500)	—	—
Proceeds from hybrid financial instruments	2,259	—	—
Purchases of short-term investments	(335,404)	(14,130)	—
Proceeds from sales of short-term investments	153,396	—	—
Proceeds from short-sale obligations	357,363	24,931	100,013
Cash paid to close out short-sale obligations	(23,489)	—	—
Net change in cash collateral	(329,484)	(91,120)	(113,604)
Purchases of fixed assets	(1,875)	(1,656)	(604)

Net cash (used in) provided by investing activities	(94,824)	121,948	(135,729)

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

FINANCING ACTIVITIES
Dividends to shareholder	(128,825)	(90,000)	(73,500)
Issuance of 7 3/4% long-term debt	330,000	—	—
Repayment of 10 3/8% long-term debt	(295,730)	—	—
New debt issuance costs	(23,912)	—	—

Net cash used in financing activities	(118,467)	(90,000)	(73,500)

Net change in cash and cash equivalents	(219,237)	121,302	(183,764)
Cash and cash equivalents, beginning of year	366,743	245,441	429,205

Cash and cash equivalents, end of year	$147,506	$366,743	$245,441

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$24,907	$31,125	$31,125

Cash paid to parent for income taxes	$76,906	$178,063	$77,808

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Note received from parent in partial settlement of the Company’s tax net operating losses	$41,882	$—	$—

Note received from parent in settlement of the sale of a common stock investment	$12,993	$—	$—

In-kind dividend payment to parent representing cancellation of the aforementioned notes	$54,875	$—	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be conducted as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A-” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, the policies underwritten by Fairmont were issued initially by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. As of December 31, 2007, substantially all Fairmont business is written directly by Crum & Forster.

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

2.  Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below:

Investments

The Company’s fixed income and equity securities are carried at fair value. Fair value is the amount that would be received for an asset in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments is related to the level of observed pricing. Financial instruments with quoted prices in active markets generally have more observed pricing and less judgment is used in measuring fair value. Conversely, financial instruments traded in non-active markets or that do not have quoted prices are measured at fair value using valuation models or other pricing techniques that require more judgment. Observed pricing is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and general market conditions. The Company obtains market price data to value financial instruments for substantially all of its securities. Market price data is principally obtained from market exchanges or broker-dealer quotations. Equity security prices are obtained from market exchanges and U.S. Treasury and corporate fixed income security prices are obtained from broker-dealer quotations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company as well as investments in certain partnerships, are carried under the equity method of accounting. For all other investments, the Company determines if it exercises significant influence based upon its ownership of shares without consideration of the ownership interest of other Fairfax affiliates. The Company’s pro-rata share of earnings of equity method investees is recorded in the consolidated statements of income. Earnings of investment companies and similar equity method investees are reported in investment income and earnings of other equity method investees are reported as equity in earnings of investees, net of tax. The carrying value of investment companies and similar equity method investees, includes limited partnerships, and is based upon the Company’s share of net asset value of each investee, as determined by the general partner. Dividends received from equity method investees reduce the carrying value of the investment.

Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

Derivatives and Hybrid Financial Instruments

The Company periodically purchases derivative contracts for its investment portfolio consistent with its overall investment strategy. Derivatives currently held by the Company include credit default swaps, warrants, and options purchased to limit the potential loss on the Company’s short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”). In addition, the Company owns convertible securities with embedded derivatives within its fixed income portfolio.

Prior to January 1, 2007, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company bifurcated all derivatives embedded in its convertible securities. The original host instruments were recorded at fair value in fixed income investments and the embedded derivatives were recorded at fair value in other invested assets. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS 133. Changes in fair value are recorded as realized investment gains or losses. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The statement was effective for fiscal years beginning after September 15, 2006. The Company elected fair value measurement of its convertible securities, effective with its adoption of SFAS 155 on January 1, 2007. At December 31, 2006, the fair value of the host instruments included in fixed income securities was $136,222 and the fair value of embedded derivatives included in other invested assets was $7,372. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, net of an adjustment of $301 in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. At December 31, 2007, the fair value of the Company’s hybrid financial instruments was $125,848.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

All derivative and hybrid financial instruments are recognized as assets on the consolidated balance sheets and are measured at fair value. The majority of the Company’s derivative securities are credit default swaps for which the Company obtains fair values from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The Company’s hybrid financial instruments are valued using market price data based on broker-dealer quotations. Broker-dealer quotations include quoted prices for identical or similar securities. Gains or losses arising from changes in the fair value of derivatives and hybrid financial instruments are recorded in realized investment gains and losses on the consolidated statements of income.

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

Goodwill

Goodwill is subject to an assessment of impairment on an annual basis or more frequently under certain circumstances. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed followed by a measurement of the impairment, if any. Impairments are charged to operations in the period in which the impairment occurs. The Company’s annual impairment tests in 2007 and 2006 resulted in a conclusion that no goodwill impairment has occurred. Goodwill in the amount of $7,311 is included in other assets on the consolidated balance sheets at December 31, 2007 and 2006.

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

The Company maintains a reserve for uncollectible loss deductibles. This reserve includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2007 and 2006, the amount of the reserve was $12,780 and $8,811, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Income Taxes

The Company participates in tax sharing agreements that provide for the inclusion of the Company in the consolidated federal income tax returns of Fairfax Inc. (the “Fairfax Group”), as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Subject to these tax sharing agreements, every member of the Fairfax Group is severally liable for the federal income tax liabilities of the Fairfax Group and may be liable under similar rules for state income or franchise taxes of the entire group. Under the tax sharing agreements, Crum & Forster and its insurance subsidiaries make payments to Fairfax Inc. equal to the amounts of federal income taxes that each company would pay, subject to some adjustments, as if they each had filed their own separate federal income tax returns, as well as their shares of any state income or franchise taxes. Fairfax stands in the place of the tax authority for administering federal income tax payments, including the requirement to honor all valid tax elections.

Prior to 2007, the Company did not offset its losses (including amounts arising from interest expense on its senior notes) or losses of one of its subsidiaries against income of another in computing the federal income tax payments to Fairfax Inc. In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax Inc. The new agreement, between Crum & Forster Holdings Corp. and Fairfax Inc., permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The agreement also provides that all tax sharing payments otherwise payable directly to Fairfax from the Company’s subsidiaries be paid instead to Crum & Forster Holdings Corp., where they are netted against holding company losses before being remitted as net tax sharing to Fairfax. The Company made this election effective January 1, 2007. The election resulted in the utilization of the holding company net operating losses (“NOLs”) in the amount of $79,697 and $2,672 in the third quarter and fourth quarters of 2007, respectively, and will avoid the generation of holding company NOLs going forward, provided the subsidiaries earn sufficient taxable income to offset holding company losses.

Deferred income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to deferred income on retroactive reinsurance, unpaid losses and LAE, unearned premiums, certain realized gains and losses, deferred policy acquisition costs, unrealized net appreciation of investments and employee benefit plans. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion of, the benefits related to deferred tax assets will not be realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Premiums

Insurance premiums are earned ratably over the terms of the related policies after deductions for premiums ceded to reinsurers. Unearned premium reserves are established for the unexpired portion of policy premiums. Premiums are accrued for retrospectively rated policies and on policies subject to audit based on estimates throughout the contract or policy term. The reserve for uncollectible premiums includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2007 and 2006, the reserve for uncollectible premiums was $22,535 and $25,331, respectively.

Foreign Currency

Financial statements of foreign investees accounted for using the equity method are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”). Under SFAS 52, investments in entities accounted for under the equity method are translated into U.S. dollars at the rate of exchange in effect at the date of the transaction and related equity earnings are translated at the average rate in effect during the period. At each balance sheet date, the carrying amounts are translated into U.S. dollars at the rate in effect at the balance sheet date and any translation gains or losses are recorded in other comprehensive income.

Accumulated Other Comprehensive Income, Net of Tax

Accumulated other comprehensive income includes unrealized investment gains and losses on the Company’s available-for-sale fixed income and equity securities, foreign currency translation gains and losses arising from the translation of financial statements of equity method investees denominated in foreign currencies and adjustments to recognize the overfunded or underfunded status of the Company’s defined benefit postretirement plans arising from the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). At December 31, 2007 and 2006, included in accumulated other comprehensive income (loss) were unrealized investment gains of $11,640 and unrealized investment losses of $(49,499), net of tax, respectively, foreign currency translation gains of $31,812 and $12,576, net of tax, respectively, and defined benefit postretirement obligations of $1,027 and $(55), net of tax, respectively. See Note 10 to the consolidated financial statements for further details of the impact of SFAS 158 on the Company’s consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides the option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company plans to elect to apply the fair value option, effective January 1, 2008, to its investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company traded on the Toronto Stock Exchange. Northbridge is currently accounted for under the equity method of accounting pursuant to Accounting Principals Board No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company believes that recording Northbridge at fair value will provide more relevant information to users of the financial statements than the equity method of accounting. At December 31, 2007, the carrying value of the Company’s investment in Northbridge was $200,484 and the fair value was $289,812. Upon adoption of SFAS 159, the Company will record a cumulative adjustment of $89,328 to other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment to opening shareholder’s equity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. The Company currently determines fair value using inputs that are published exchange prices, third party broker quotes or quoted prices for similar securities. The Company has determined that where the measurement of fair value is based on bid and ask prices, the price that is most representative of fair value is the bid price for long positions and the ask price for short positions. The Company currently uses a market price within the bid-ask spread. This change will be effective January 1, 2008 and will result in a cumulative adjustment that is not material to the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

3.	Investments

The aggregate carrying value of the Company’s investment portfolio was $4,547,529 and $3,926,276 at December 31, 2007 and 2006, respectively, and is comprised of available-for-sale securities, other invested assets, hybrid financial instruments, short-term investments, cash and cash equivalents and assets pledged for short-sale obligations.

Available-For-Sale Securities

Investments in available-for-sale fixed income and equity securities, including assets pledged for short-sale obligations, are summarized as follows:

	At December 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
United States government and government agencies and authorities[1]	$2,046,766	$19,240	$45,884	$2,020,122
States, municipalities and political subdivisions	2,527	22	12	2,537
Other corporate	4,896	28	466	4,458

Total fixed income securities	2,054,189	19,290	46,362	2,027,117

Equity securities:
Common stocks	653,199	58,211	34,301	677,109
Preferred stocks	8,090	—	742	7,348

Total equity securities	661,289	58,211	35,043	684,457

Total available-for-sale securities	$2,715,478	$77,501	$81,405	$2,711,574

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $308,480 (amortized cost of $312,439).

At December 31, 2007, the Company held three securities within its fixed income portfolio, with a fair value of $1,071, that are guaranteed by financial guarantee companies. Any downgrade in the ratings of these financial guarantee companies is likely to have an adverse effect on the fair value of these securities.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity are summarized below. Actual maturities may differ from maturities shown below due to the existence of call features.

	At December 31, 2007
	Amortized Cost	Fair Value

Due in one year or less	$1,363	$1,368
Due after one year through five years	224,001	228,281
Due after five years through ten years	52,473	54,701
Due after ten years through twenty years	733,069	732,974
Due after twenty years	1,043,283	1,009,793

Total fixed income securities	$2,054,189	$2,027,117

Certain individual available-for-sale securities had gross unrealized losses at December 31, 2007 totaling $81,405, which represented 4.8% of the cost or amortized cost of such securities in the aggregate, of which $46,362 was attributed to fixed income securities and $35,043 was attributed to equity securities.

The number of continuous months in which securities in an unrealized loss position at December 31, 2007 were in such a position is summarized as follows:

	At December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
United States government and government agencies and authorities	$41,056	$171	$1,301,404	$45,713	$1,342,460	$45,884
States, municipalities and political subdivisions	668	12	—	—	668	12
Other corporate	3,810	466	—	—	3,810	466

Total fixed income securities	45,534	649	1,301,404	45,713	1,346,938	46,362

Equity securities:
Common stocks	243,115	34,300	—	—	243,115	34,300
Preferred stocks	7,347	743	—	—	7,347	743

Total equity securities	250,462	35,043	—	—	250,462	35,043

Total securities in an unrealized loss position	$295,996	$35,692	$1,301,404	$45,713	$1,597,400	$81,405

Substantially all of the gross unrealized losses of $46,362 in the fixed income portfolio at December 31, 2007 are attributable to U.S. Treasury securities. These securities are backed by the full faith and credit of the United States government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. One fixed income security had a loss that exceeded 10% of its cost at December 31, 2007.

Of the gross unrealized losses of $35,043 in the equity portfolio at December 31, 2007, $27,718, or 79.1%, is in respect of one security in the pharmaceutical industry, whose loss exceeded 10% of its cost at that date. The remaining losses are attributable to seven securities, two of which had losses that exceeded 10% of their cost. No equity security had been in a loss position for greater than twelve consecutive months at December 31, 2007. The Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The number of continuous months in which securities in an unrealized loss position at December 31, 2006 were in such a position is summarized as follows:

	At December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Fixed income securities:
United States government and government agencies and authorities	$280,147	$2,856	$1,603,624	$126,861	$1,883,771	$129,717
States, municipalities and political subdivisions	645	2	—	—	645	2

Total fixed income securities	280,792	2,858	1,603,624	126,861	1,884,416	129,719

Equity securities:
Common stocks	252,533	11,096	—	—	252,533	11,096

Total equity securities	252,533	11,096	—	—	252,533	11,096

Total securities in an unrealized loss position	$533,325	$13,954	$1,603,624	$126,861	$2,136,949	$140,815

The contractual maturity of the Company’s fixed income securities in an unrealized loss position is summarized as follows:

	At December 31, 2007
	Fair Value	Unrealized Loss

Due in one year or less	$—	$—
Due after one through five years	3,810	467
Due after five through ten years	111	—
Due after ten years through twenty years	333,224	12,405
Due after twenty years	1,009,793	33,490

Total fixed income securities in an unrealized loss position	$1,346,938	$46,362

Investment Income

The components of investment income for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Interest on fixed income securities	$102,905	$106,391	$112,788
Dividends from equity securities	21,713	17,181	20,679
Income from other invested assets	12,985	90,351	19,026
Other, primarily interest on cash and cash equivalents[1]	40,030	39,561	18,990

Gross investment income	177,633	253,484	171,483
Interest on funds held under reinsurance contracts	(16,125)	(8,427)	(19,904)
Investment expenses	(18,090)	(25,013)	(20,456)

Investment income	$143,418	$220,044	$131,123

[1]	Includes interest of $25,609, $16,893 and $8,923 in 2007, 2006 and 2005, respectively, on cash collateral pledged for short-sale obligations, as well as interest on short-term investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Income from other invested assets in 2006 includes $60,555 of realized investment gains reported in the earnings of an affiliated equity method investee.

Investment Gains and Losses

The components of realized investment gains for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	Years Ended December 31,
	2007	2006	2005

Fixed income securities:
Gains	$5,347	$62,769	$87,318
Losses	(3,994)	(1,491)	(786)

Net	1,353	61,278	86,532

Equity securities:
Gains	33,952	194,129	51,490
Losses	(28,562)	(15,857)	(7,039)

Net	5,390	178,272	44,451

Derivative transactions, short-sale obligations and hybrid financial instruments:
Gains	270,292	1,998	25
Losses	(54,545)	(75,459)	(49,292)

Net	215,747	(73,461)	(49,267)

Other invested assets:
Gains	11,735	6,828	3,128
Losses	(140)	(143)	(657)

Net	11,595	6,685	2,471

Total realized investment gains and losses:
Gains	321,326	265,724	141,961
Losses	(87,241)	(92,950)	(57,774)

Net	$234,085	$172,774	$84,187

Included in realized investment losses for the years ended December 31, 2007, 2006 and 2005 are $25,443, $15,857 and $3,889, respectively, related to losses on other than temporary impairments of fixed income and equity securities. The amount for 2007 reflects a write-down of $2,982 attributable to fixed income securities and $22,461 attributable to equity securities. The amounts for 2006 and 2005 are attributable to write-downs of equity securities only. For further details of realized gains or losses attributable to the Company’s derivatives, short-sale obligations and hybrid financial instruments, refer to the section below “Derivative Transactions, Short-Sale Obligations and Hybrid Financial Instruments”.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Changes in net unrealized investment gains and losses, net of transfers to realized gains and losses, and the related tax effects, are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Fixed income securities	$97,148	$(24,795)	$(59,925)
Equity securities	(3,670)	(65,164)	15,447
Other invested assets	16,160	(51,045)	39,362

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, before income taxes[1]	109,638	(141,004)	(5,116)
Deferred income taxes	(38,353)	49,352	1,790

Net change in unrealized investment gains and losses, net of transfers to realized investment gains and losses	$71,285	$(91,652)	$(3,326)

[1]	The amounts are net of transfers to realized investment gains and losses, of $21,904, $108,045 and $12,383 in 2007, 2006 and 2005, respectively.

Investments in Related Parties

Investments in related parties are summarized as follows:

					Ownership Percentage
	At December 31, 2007		At December 31, 2006		at December 31, 2007
	Cost	Carrying Value	Cost	Carrying Value	Crum & Forster	Fairfax

Northbridge	$75,055	$200,484	$75,055	$148,298	15.5%	60.2%
HWIC Asia Fund	$35,228	$82,813	$41,638	$62,495	29.5%	93.0%
TPF, L.P.	$27,000	$25,635	$7,000	$8,042	38.6%	38.6%
TPF, L.P. convertible debenture	$2,500	$2,500	$—	$—	N/A	N/A
Advent[1]	$15,996	$15,996	$17,870	$22,146	8.1%	44.5%
Dalton Greater China Fund	$13,266	$20,733	$13,266	$17,338	19.2%	32.2%
Odyssey Re Holdings Corp. preferred shares	$8,090	$7,347	$8,090	$8,391	N/A	N/A
Odyssey Re Holdings Corp. common shares	$—	$—	$17,824	$22,337	—	—
TRG Holding Corporation	$5,025	$8,314	$5,025	$8,089	1.4%	100.0%
Rutland Fund A	$4,928	$5,982	$4,538	$5,922	12.7%	25.4%
MFXchange Holdings Inc.	$3,725	$2,405	$3,725	$2,218	9.3%	100.0%
Chou Associates Management Fund	$—	$—	$25,362	$26,631	—	—

[1]	At December 31, 2007 and 2006, cost has been reduced by an other than temporary impairment charge of $7,253 and $5,379, respectively.

The Company’s investments in Northbridge, HWIC Asia Fund (“HWIC”), TPF, L.P. (“TPF”), Dalton Greater China Fund (“Dalton”), TRG Holding Corporation (“TRG”), Rutland Fund A (“Rutland”) and MFXchange Holdings Inc. (“MFX”) are accounted for using the equity method and are included in other invested assets on the consolidated balance sheets. The fair market value of the Company’s investment in Northbridge was $289,812 and $204,617, respectively, at December 31, 2007 and 2006. Northbridge is publicly traded on the Toronto Stock Exchange and its shares are registered and trading. The fair market value of the Company’s investment in Odyssey Re Holdings Corp. (“Odyssey”) common shares was $29,840 at December 31, 2006. Earnings from Northbridge, TRG, MFX and Odyssey common shares are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Earnings from HWIC, TPF, Dalton and Rutland are included in investment income on the consolidated statements of income. The Company’s investments in Advent, Odyssey preferred shares and Chou Associates Management Fund (“Chou”) are carried at fair value and are included in equity securities on the consolidated balance sheets. Changes in the fair value of Advent, Odyssey preferred shares and Chou are recorded in accumulated other comprehensive income, net of tax.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company’s related party investment transactions are noted below. All transactions were completed at fair market value.

On December 11, 2007, the Company sold 116,000 shares of HWIC stock to Fairfax in exchange for a note of $12,993 and a realized investment gain of $2,658.

On October 31 2007, the Company invested an additional $20,000 in TPF and on November 30, 2007, the Company purchased a 6% convertible debenture of TPF for $2,500.

On August 3, 2007, the Company sold its 5.1% ownership interest in Chou for proceeds of $28,145 and a realized investment gain of $2,839.

On March 15, 2007, the Company sold its 1.1% ownership interest in Odyssey to TIG Insurance Company (“TIG”), a subsidiary of Fairfax, for proceeds of $30,160 and a realized investment gain of $8,300.

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

In September 2006, the Company acquired an additional 196,538 units of Dalton from various Fairfax companies, for consideration of $5,281.

In July and December 2006, the Company purchased a total of 338,586 units of Chou for consideration of $25,362. Chou invests primarily in equity securities of Canadian and foreign businesses considered by the manager to be undervalued. At the time of the transaction, the President and Chief Executive Officer of Chou was a Vice President of Fairfax.

In June 2006, the Company redeemed approximately 1.7 million shares, or 78%, of its interest in HWIC for proceeds of $118,675 and a realized investment gain of $5,053. The Company reinvested $25,000 in HWIC in December 2006.

Equity Method Investees

The Company’s investment portfolio includes investments accounted for using the equity method. These investments consist of equity interests of between 1.4% and 38.6% at December 31, 2007 with a total carrying value of $384,030 and $307,818 at December 31, 2007 and 2006, respectively, and are included in other invested assets on the consolidated balance sheets. For the years ended December 31, 2007, 2006 and 2005, earnings of equity method investees were $48,831, $108,011 and $45,477, respectively. Earnings of investment companies and similar equity method investees of $12,985, $87,762 and $19,026 in 2007, 2006 and 2005, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings of other equity method investees of $35,846, $20,249 and $26,451 in 2007, 2006 and 2005, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from other equity method investees were $5,318, $5,113 and $4,766 in 2007, 2006 and 2005, respectively.

The Company’s aggregate share of its equity investees’ balance sheets is summarized as follows:

	At December 31,
	2007	2006

Cash and investments	$721,210	$590,389
Total assets	$1,032,542	$947,285
Total liabilities	$644,417	$635,244
Shareholders’ equity or partners’ capital[1]	$388,125	$312,041

[1]	The difference between the Company’s aggregate share of shareholders’ equity or partners’ capital and the carrying value on the consolidated balance sheets is primarily due to purchase accounting adjustments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company’s aggregate share of its equity investees’ statements of income is summarized as follows:

	Years Ended December, 31
	2007	2006	2005

Total revenues	$217,052	$360,264	$228,960
Total expenses	$150,715	$195,442	$170,143
Net income	$48,831	$108,011	$45,477

The Company’s most significant equity method investees are discussed below:

Northbridge Financial Corporation

The Company purchased its investment in Northbridge in May 2003 and holds a 15.5% interest at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, pre-tax equity in earnings of Northbridge were $35,079, $17,907 and $26,319, respectively, and were included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from Northbridge were $4,795, $4,545 and $4,205 in 2007, 2006 and 2005, respectively.

HWIC Asia Fund

The Company holds a 29.5% interest in HWIC at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, pre-tax equity in earnings of HWIC were $7,711, $60,457 and $11,996, respectively, and were included in investment income on the consolidated statements of income. No dividends have been received from HWIC. During 2007, the Company sold 116,000 shares of HWIC stock to Fairfax, at fair value, in exchange for a note of $12,993 and a realized investment gain of $2,658.

Cost Method Investments

Other invested assets include investments in partnerships in which the Company has an ownership interest of less than 20% and does not have the ability to exercise significant influence. These investments are accounted for using the cost method. At December 31, 2007 and 2006, the cost of the Company’s cost method investments was $7,462 and $6,388, respectively, and their fair values were $14,601 and $7,657, respectively.

Derivative Transactions, Short-Sale Obligations and Hybrid Financial Instruments

The Company has purchased credit default swaps on securities issued by various U.S. companies in the banking, mortgage and insurance industries. These credit default swaps are acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps serve as economic hedges against declines in the fair value of various financial assets owned by the Company arising from potential financial difficulties associated with any or all of these issuers or the industries in which they operate. The credit default swaps are recorded at fair value, in other invested assets on the consolidated balance sheets, with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

During the year, the Company purchased $10,012 of credit default swaps and sold credit default swaps with a cost $3,104, bringing the total cost of the credit default swaps to $84,529 at December 31, 2007 as compared to a cost of $77,621 at December 31, 2006. The fair value of the credit default swaps was $234,053 and $16,702 at December 31, 2007 and 2006, respectively. The notional value of the credit default swaps was approximately $5,200,000 and $4,200,000 at December 31, 2007 and 2006, respectively, with an average term to expiration of 3.7 years as of December 31, 2007. The swap agreements require the counterparties to pledge U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is held by an independent custodian in the name of Fairfax on behalf of the Company, was approximately $157,000 at December 31, 2007.

In July 2007 and November 2007, the Company executed additional short-sales of SPDRs of approximately $200,000 and $120,000, respectively, bringing the total short positions held in SPDRs to approximately $620,000 at December 31, 2007, as compared to approximately $300,000 held at December 31, 2006. The SPDRs serve as an economic hedge against a decline in the U.S. equity markets. In connection with the SPDRs transactions, the Company owns S&P Index call options (the “Options”) with a cost of $1,615 and $10,117 at December 31, 2007 and 2006, respectively. The Options limit the potential loss on the future purchase of the SPDRs to approximately $220,000 at December 31, 2007 ($70,000 at December 31, 2006). Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated financial statements. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets. The fair values of the SPDRs obligations and the Options at December 31, 2007 amounted to a liability of $706,504 and an asset of $60 as compared to a liability of $375,558 and an asset of $9,925 at December 31, 2006.

As an economic hedge against deteriorating conditions in the credit markets, the Company holds short positions on securities of certain U.S. financial guarantee insurance companies, mortgage insurance companies and financial institutions totaling approximately $12,522 and $24,931 at December 31, 2007 and December 31, 2006, respectively. The obligation to purchase these securities is included, at fair value, in short-sale obligations on the consolidated balance sheets and amounted to $12,152 and $24,605, at December 31, 2007 and December 31, 2006, respectively.

The Company also owns convertible securities with embedded derivatives within its fixed income portfolio, which allow the Company to convert the fixed income securities to equity securities. As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates the derivatives embedded in its convertible securities, and, beginning on January 1, 2007, changes in the fair value of these hybrid financial instruments are recorded as realized investment gains or losses in the consolidated statements of income in the period in which they occur. Prior to the adoption of SFAS 155, the Company bifurcated all derivatives embedded in its convertible securities. The original host instruments were recorded at fair value in fixed income investments and the embedded derivatives were recorded at fair value in other invested assets with changes in the fair value of the host instrument recorded as unrealized investment gains or losses, and, changes in the fair value of the embedded derivative recorded as realized investment gains or losses.

Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, inclusive of an adjustment of $301, in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. At December 31, 2007, the fair value of the Company’s hybrid financial instruments was $125,848.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. The fair value of the warrants was $5,902 and $9,644 at December 31, 2007 and 2006.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Changes in the fair value of the transactions described above, including gains or losses on closed transactions, have been included in realized investment gains and losses in the consolidated statements of income as follows:

	Years Ended December 31,
	2007	2006	2005

Credit default swaps	$229,739	$(23,854)	$(30,245)
SPDRs short-sales	(11,118)	(45,818)	(12,349)
Common stocks short-sales	26,498	326	—
S&P Index call options	5,274	1,667	(4,254)
Hybrid financial instruments	(30,904)	(4,590)	—
Other derivatives	(3,742)	(1,192)	(2,419)

Total realized investment gains (losses)	$215,747	$(73,461)	$(49,267)

For 2006 and 2005, gains and losses noted above are primarily attributable to mark-to-market gains or losses in each year. Further analysis of the 2007 realized gains on disposal is summarized as follows:

	Credit	SPDRs	Common	S&P	Hybrid
	Default	Short-	Stock	Index Call	Financial	Other
	Swaps[1]	Sales	Short-Sales	Options	Instruments	Derivatives	Total

Realized gains on disposal	$19,296	$—	$26,454	$12,637	$653	$—	$59,040
Reversal of mark-to-market (gains) losses recognized in prior years	2,263	—	(326)	(5,808)	(445)	—	(4,316)
Mark-to-market gains (losses) recognized in 2007	208,180	(11,118)	370	(1,555)	(31,112)	(3,742)	161,023

Net gains (losses)	$229,739	$(11,118)	$26,498	$5,274	$(30,904)	$(3,742)	$215,747

[1]	The notional amount and related proceeds of the credit default swaps sold in 2007 was $121,290 and $22,400, respectively.

From January 1, 2008 to February 15, 2008, the Company sold an additional $555,000 notional amount of credit default swaps (including virtually all of its credit default swaps referenced to U.S. financial guarantee insurance companies) for gross proceeds of $127,856 and gains on sale in excess of the mark-to-market value as at December 31, 2007 of $27,100. The net mark-to-market gain for the January 1 to February 15, 2008 period on the $4,777,000 notional amount of credit default swaps remaining at February 15, 2008 (including 2008 purchases of $132,000 notional amount of credit default swaps for $3,836) was $141,394 (representing total net gains related to credit default swaps for this period of $168,494).

Regulatory and Other Deposits

Fixed income securities and cash and cash equivalents of $431,934 and $382,603 were on deposit with various state regulatory authorities at December 31, 2007 and 2006, respectively, as required by insurance laws.

In connection with the short-sale transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded in assets pledged for short-sale obligations on the consolidated balance sheets. At December 31, 2007 and 2006, the fair value of the assets pledged for the purchase of the short-sale obligations totaled $1,043,436 and $535,594, respectively. Of the $1,043,436 held at December 31, 2007, $734,956 was held in cash and $308,480 was held in U.S. Treasury securities. The Company is required to post collateral on the short-sale transactions equal to between 130% and 150% of the market value of the shorted securities, of which 100% must be held in cash or cash equivalents to avoid margin interest fees. The Company pledges U.S. Treasury securities for the remainder of the collateral requirement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

4.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and LAE are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Gross unpaid losses and LAE, beginning of year	$3,371,549	$3,673,034	$3,370,936
Less ceded unpaid losses and LAE	1,355,253	1,682,768	1,360,996

Net unpaid losses and LAE, beginning of year	2,016,296	1,990,266	2,009,940

Losses and LAE incurred related to:
Current year	816,823	762,241	684,069
Prior years	(63,854)	(96,162)	(68,564)

Total losses and LAE incurred	752,969	666,079	615,505

Losses and LAE paid related to:
Current year	217,261	158,000	154,381
Prior years	570,994	482,049	480,798

Total losses and LAE paid	788,255	640,049	635,179

Net unpaid losses and LAE, end of year	1,981,010	2,016,296	1,990,266
Add ceded unpaid losses and LAE	1,197,496	1,355,253	1,682,768

Gross unpaid losses and LAE, end of year	$3,178,506	$3,371,549	$3,673,034

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheets follows:

	2007	2006

Ceded unpaid losses and LAE in the table above	$1,197,496	$1,355,253
Reconciling items:
Reinsurance receivable on paid losses and LAE	51,797	70,933
Unamortized retroactive reinsurance recoverable	312,000	329,250
Loss sensitive cession[1]	(21,510)	(21,510)

Reinsurance recoverable on the consolidated balance sheets	$1,539,783	$1,733,926

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

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

For the years ended December 31, 2007, 2006 and 2005, the Company’s loss and LAE ratios were 63.5%, 61.5% and 68.8%, respectively, of which 68.9%, 70.3% and 76.5%, respectively, were attributable to losses occurring in the current accident year and (5.4)%, (8.8)% and (7.7)%, respectively, were attributable to favorable development of prior years’ losses. The improvement in accident year 2007 as compared to 2006 is primarily due to lower catastrophe losses, partially offset by the adverse effects of price softening in the California workers’ compensation business which the Company has experienced since 2005. In addition, accident year 2006 was also adversely affected by unfavorable loss emergence in property, due to an increased frequency of large fire losses as noted below. Refer to Note 13 to the consolidated financial statements for a schedule of the accident year loss and LAE ratios by line of business.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Accident year 2005 was significantly affected by severe hurricane activity. Excluding the major storm activity in 2005 (hurricanes Katrina, Rita and Wilma), the accident year loss and LAE ratio was 67.2%, compared to 70.3% for accident year 2006, a year free of major catastrophe activity. The increase in the accident year loss and LAE ratio in 2006, exclusive of the major catastrophes in the prior year, was largely attributable to the property line of business in which the Company experienced increased frequency of fire losses and a significant rise in the cost of reinsurance. Commercial automobile was also adversely affected by an increase in large claims in 2006. In 2005, hurricanes Katrina, Rita and Wilma accounted for approximately $389,700 and $57,000 of gross and net losses and LAE, respectively, and required a reinstatement premium of $39,300 under the Company’s property catastrophe reinsurance treaty.

In 2007, 2006 and 2005, the Company recognized net favorable prior year loss development of $63,854 (5.4 loss ratio points) including $13,673 of amortization of deferred gains on retroactive reinsurance, $96,162 (8.8 loss ratio points) including $12,889 of amortization of deferred gains on retroactive reinsurance and $68,564 (7.7 loss ratio points) including $8,058 of amortization of deferred gains on retroactive reinsurance, respectively.

In 2007, the net favorable development was comprised of favorable development across all major casualty lines as well as commercial multi-peril, with the largest redundancy being recognized in workers’ compensation. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California for older accident years due to favorable claims settlements and continued recognition of favorable development for California in accident years 2004 and 2005 due to the impact of industry reforms. Favorable development for general liability and commercial multi-peril exposures in accident years 2003 through 2006 was due to the selection of faster loss development factors, recognizing decreased loss activity in those years. The favorable development in these lines was partially offset by $54,547 of adverse development of asbestos, environmental and other latent liabilities.

In 2006, the net favorable development was comprised of favorable development across all major casualty lines with the largest redundancy being recognized in workers’ compensation, principally attributable to favorable results in California in accident years 2004 and 2005, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was partially offset by $33,897 of adverse development of asbestos, environmental and other latent liabilities.

In 2005, the net favorable development was comprised of three principal components: (i) adverse development of asbestos, environmental and other latent liabilities of $44,646, primarily due to developments related to one asbestos policyholder and largely offset by favorable emergence of non-latent umbrella and other casualty reserves in accident years 1998 and prior, (ii) $24,699 of strengthening of prior year reserves for the surety line of business, a line the Company exited in 2005, and (iii) net favorable development of the Company’s remaining property and casualty reserves of approximately $99,700, arising from accident years 1999 through 2004.

The Company discounts workers’ compensation indemnity reserves using an interest rate of 5%. The amount of related discount was $62,337 and $66,428, at December 31, 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

5.	Asbestos and Environmental Losses and Loss Adjustment Expenses

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of year	$443,055	$469,199	$522,685
Less ceded unpaid losses and ALAE	94,817	92,418	113,891

Net unpaid losses and ALAE, beginning of year	348,238	376,781	408,794
Net losses and ALAE incurred	24,342	22,700	31,550
Less: Net paid losses and ALAE	38,938	51,243	63,563

Net unpaid losses and ALAE, end of year	333,642	348,238	376,781
Add ceded unpaid losses and ALAE	94,497	94,817	92,418

Gross unpaid losses and ALAE, end of year	$428,139	$443,055	$469,199

	Years Ended December 31,
	2007	2006	2005

Environmental
Gross unpaid losses and ALAE, beginning of year	$110,636	$111,536	$123,353
Less ceded unpaid losses and ALAE	37,103	37,293	38,190

Net unpaid losses and ALAE, beginning of year	73,533	74,243	85,163
Net losses and ALAE incurred	22,185	9,898	6,635
Less: Net paid losses and ALAE	10,675	10,608	17,555

Net unpaid losses and ALAE, end of year	85,043	73,533	74,243
Add ceded unpaid losses and ALAE	32,725	37,103	37,293

Gross unpaid losses and ALAE, end of year	$117,768	$110,636	$111,536

The increase in environmental losses incurred in 2007 was attributable to a newly reported large claim, identification of additional policies associated with existing policyholders and a slight increase in the number of sites for policyholders with previously reported claims. Incurred losses also include settlements which secured broader releases on certain active exposures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes. Changes in the Company’s liability for other latent exposures are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Other Latent
Gross unpaid losses and ALAE, beginning of year	$32,463	$36,838	$35,357
Less ceded unpaid losses and ALAE	10,705	12,794	13,333

Net unpaid losses and ALAE, beginning of year	21,758	24,044	22,024
Net losses and ALAE incurred	8,020	1,299	6,461
Less: Net paid losses and ALAE	5,650	3,585	4,441

Net unpaid losses and ALAE, end of year	24,128	21,758	24,044
Add ceded unpaid losses and ALAE	10,109	10,705	12,794

Gross unpaid losses and ALAE, end of year	$34,237	$32,463	$36,838

The increase in other latent losses incurred in 2007 is due in part to a policyholder with both asbestos and silica claims. In 2007, the exposures for silica were identified as the predominant exposure for this policyholder and the reserves were established in other latent.

6.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Premiums written:
Direct	$1,205,545	$1,202,296	$1,078,670
Assumed from other companies, pools and associations	39,476	149,335	19,086
Ceded to other companies, pools and associations	(145,386)	(185,099)	(228,790)

Net premiums written	$1,099,635	$1,166,532	$868,966

Premiums earned:
Direct	$1,260,828	$1,157,562	$1,108,690
Assumed from other companies, pools and associations	74,292	117,438	18,106
Ceded to other companies, pools and associations	(148,976)	(190,977)	(232,623)

Premiums earned	$1,186,144	$1,084,023	$894,173

The components of the Company’s total reinsurance recoverable are summarized as follows:

	At December 31,
	2007	2006

Reinsurance recoverable on unpaid losses and LAE	$1,487,986	$1,662,993
Reinsurance receivable on paid losses and LAE	51,797	70,933

Total reinsurance recoverable	$1,539,783	$1,733,926

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company actively monitors and evaluates the financial condition of its reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of reinsurer relations in general and with the Crum & Forster companies in particular. Management attempts to mitigate collection risk from reinsurers by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels. Reinsurance recoverable on the consolidated balance sheets is stated net of reserves for uncollectible reinsurance of $50,021 and $42,777 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company had reinsurance recoverable of $1,539,783, due from approximately 260 reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $1,001,148, or approximately 65.0% of the total reinsurance recoverable balance. Application of collateral reduces the unsecured exposure to these five reinsurers to $352,739. The collateral received with respect to these top five reinsurers is in the form of clean, unconditional, irrevocable and evergreen letters of credit in the amount of $38,061, irrevocable trusts in the amount of $410,000 and funds held in the amount of $218,889, with two reinsurers’ collateral exceeding their reinsurance recoverable balances. The letters of credit are in compliance with the National Association of Insurance Commissioners (“NAIC”) regulations and are confirmed by Lloyds TSB Bank which is an NAIC approved bank that is not related to Fairfax or any Fairfax affiliates. The irrevocable trusts are in compliance with NAIC regulations and are principally composed of cash and fixed income securities of various issuers, virtually all of which are investment grade rated securities. None of the issuers of the fixed income securities is related to Fairfax or any Fairfax affiliates. The funds held balances are held in the Company’s general account and equal premiums plus interest thereon credited at the rates stipulated in the related reinsurance contracts. There is no limitation on the ability of the Company to access these funds in accordance with the reinsurance agreements. The largest unsecured balance at December 31, 2007 was $150,111 with an unaffiliated company rated A+ by A.M. Best Company.

Corporate Aggregate Reinsurance

Crum & Forster’s underwriting results are significantly affected by reinsurance. The Company currently purchases, or has in the past purchased, reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and LAE reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The Company last entered into a corporate aggregate reinsurance contract in 2001.

In general, contracts covering future insurable events are referred to as “prospective reinsurance” contracts, as opposed to contracts covering past insurable events, such as adverse loss development covers, which are categorized as “retroactive reinsurance” contracts. Amounts ceded under prospective contracts are recognized, as to premiums, as a reduction of premiums written and earned in the period in which premiums are ceded and, as to losses, as a reduction of incurred losses as the losses are ceded to the reinsurer. Under retroactive contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contract over premiums paid for coverage is deferred and amortized as a reduction to incurred losses over the expected period of recovery, generally many years, using the interest method. Under both prospective and retroactive contracts, funds held interest, if applicable, is recognized as a reduction of investment income in the period in which the interest is credited to the funds held account.

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows ((decrease) increase in indicated components):

	Years Ended December 31,
	2007	2006	2005

Investment income	$(16,125)	$(8,427)	$(19,904)
Losses and LAE	(13,673)	(10,289)	(8,058)

Income before income taxes	$(2,452)	$1,862	$(11,846)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

At December 31, 2007, reinsurance recoverable includes $396,219 and $388,248 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $493,9771 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

2000 accident year prospective aggregate stop loss contract	$28,719
1998 prospective aggregate stop loss contract	367,500	[2]
1998 aggregate stop loss contract amendment	19,248
2000 retroactive adverse development contract	369,000

Total	$784,467

[1]	Total amounts recognized as a reduction of losses and LAE include the $389,010 below, $28,719 on the 2000 accident year prospective aggregate stop loss contract and $76,248 of amortization of deferred gains on the retroactive reinsurance contracts.

[2]	Includes $389,010 which has been recognized as a reduction of losses and LAE less $21,510 for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

Prospective Corporate Aggregate Reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2007	2006	2005

Ceded losses and LAE	$—	$—	$—
Less: ceded premiums written and earned	—	—	—
Less: funds held interest charged to investment income	2,348	3,055	4,509

Income before income taxes	$(2,348)	$(3,055)	$(4,509)

The Company entered into an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118,493 and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. The contract is on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract were $7,595 and $9,994, respectively, in 2004 and there have been no cessions to the contract since 2004. Premiums and losses ceded prior to 2004 were $68,758 and $108,499, respectively. At December 31, 2007 and 2006, the Company had reinsurance recoverable balances of $28,719 and $37,651, respectively, and funds held balances of $26,749 and $33,333, respectively, related to this agreement.

At December 31, 2007, one prospective contract, covering accident years 2000 through 2002, has an unused limit available of $96,272 in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2007 is 62.4%. No additional premium or funds held interest would be due under this contract upon usage of the remaining limit. Coverage of accident years 2000 and 2001 under this contract has been exhausted and recovered. The reinsurer under this contract is nSpire Re Limited, a Fairfax affiliate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Retroactive Corporate Aggregate Reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2007	2006	2005

Decrease in reinsurance recoverable due from reinsurers	$(3,577)	$(36,983)	$(26,699)
Less: related premiums paid	(1,273)	(33,392)	4,105

Decrease in income deferred during the year	(2,304)	(3,591)	(30,804)
Amortization of deferred income	(13,673)	(12,889)	(8,058)

Decrease in deferred income	(15,977)	(16,480)	(38,862)
Deferred income on retroactive reinsurance — beginning of year	168,018	184,498	223,360

Deferred income on retroactive reinsurance — end of year	$152,041	$168,018	$184,498

Funds held interest charged during the year	$13,777	$5,372	$15,395

In 2001, the Company entered into adverse development contracts with two unaffiliated reinsurers. The first contract, covering substantially all lines of business, provides $400,000 of limit in excess of a retention for accident years 2000 and prior, subject to a $200,000 sublimit on 1998 and prior accident years and an asbestos and environmental sublimit of $100,000. Premiums are currently based on 35% of amounts ceded plus additional reinsurer margin of $8,000. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2007, the Company had ceded cumulative losses of $369,000, which is comprised of $(3,577) in 2007, $(4,443) in 2006, $6,009 in 2005 and $371,011 prior to 2005 and paid premiums of $152,034, which is comprised of $(1,273) in 2007, $(796) in 2006, $4,105 in 2005 and $149,998 prior to 2005, related to this contract. At December 31, 2007 and 2006, the Company had reinsurance recoverable balances of $369,000 and $372,577, respectively, and funds held balances of $218,889 and $206,384, respectively, related to this agreement.

The second contract, covering substantially all lines of business, provides $100,000 of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contains sublimits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32,597. The contract is on a funds held basis with interest credited at 7%. The Company may commute the contract any time the funds held balance is positive. In the fourth quarter of 2006, cessions under this contract were reversed due to favorable loss development of the underlying policies covered by this contract. As a result, the Company reduced the funds held balance to offset amounts due the Company at December 31, 2006, pursuant to the aforementioned commutation provision. At December 31, 2007 and December 31, 2006, the Company had no cumulative ceded losses under this contract and net paid premiums of $32,597 prior to 2005. None of the $100,000 coverage under this treaty is available for asbestos or environmental development.

The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets, subject to the offset discussed above. The arrangements described above are recorded as retroactive reinsurance, with reinsurance recoverable due from reinsurers in excess of premiums paid for the coverage reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $13,673 in 2007, $12,889 in 2006, $8,058 in 2005 and $41,628 prior to 2005. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In 1998, in connection with the acquisition of the Company by Fairfax, the Company entered into an aggregate stop loss agreement with an unaffiliated reinsurer, which provided coverage of $367,500 in excess of a retention and has been fully utilized by the Company. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75,000 was paid by the former parent of the Company. This contract is treated as prospective reinsurance. There were no premium cessions to the contract in 2007, 2006 and 2005 and reinsurance recoverable on the contract was $367,500 at both December 31, 2007 and 2006. The Company amended the contract in 2001 to provide an additional $19,248 of coverage for a premium of $7,925, which was recorded in 2001. This contract amendment is treated as retroactive reinsurance and has been fully utilized by the Company. Amortization of deferred income on this amendment is included in the amortization amounts discussed previously.

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

7.	Long-Term Debt

Long-term debt, net of unamortized discount, is comprised as follows:

	At December 31,
	2007	2006

7 3/4% Senior Notes due 2017	$309,036	$—
10 3/8% Senior Notes due 2013	4,184	293,170

Total	$313,220	$293,170

On May 7, 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7 3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, were approximately $325,100. In connection with the sale of the 2017 Notes, the Company entered into a registration rights agreement under which the Company agreed to use its reasonable best efforts to register with the SEC notes having substantially the same terms as the 2017 Notes, as part of an offer to exchange freely tradeable exchange notes for the 2017 Notes. The Company filed a registration statement on Form S-4 with the SEC, in connection with the exchange offer, on June 29, 2007, which was declared effective by the SEC on July 13, 2007. The exchange offer was completed on August 16, 2007.

On May 21, 2007, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300,000 aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company entered into a supplemental indenture eliminating substantially all restrictive covenants and certain event of default provisions contained in the indenture under which the 2013 Notes were issued. Pursuant to the Tender Offer, all but $4,270 aggregate principal amount of the 2013 Notes were purchased and cancelled. The Company paid total consideration of approximately $325,700 to purchase the 2013 Notes tendered and, in addition, paid accrued interest of approximately $12,100. The purchase of the 2013 Notes was funded with proceeds from the sale of the 2017 Notes and available cash on hand.

After May 1, 2012, the Company may redeem the 2017 Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on May 1 of the year set forth below:

2012	103.875%
2013	102.583%
2014	101.292%
2015 and after	100.000%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

After June 15, 2008, the Company may redeem the 2013 Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on June 15 of the year set forth below:

2008	105.188%
2009	103.458%
2010	101.729%
2011 and after	100.000%

The Company intends to redeem the 2013 notes as soon after June 15, 2008 as administratively possible. In addition, the Company must pay accrued and unpaid interest to the date of redemption on the notes redeemed.

For the years ended December 31, 2007, 2006 and 2005, total interest expense on the notes was $29,850, $32,986 and $32,915, respectively, including amortization of related deferred financing costs, and, in respect of the 2013 Notes, accretion of the discount. At December 31, 2007 and 2006, deferred financing costs in conjunction with the issuance of the notes totaled $5,983 and $7,465, respectively, and were included in other assets on the consolidated balance sheet. These deferred financing costs are being amortized to interest expense on a straight-line basis over the duration of the notes.

The fair value of the long-term debt, determined from quoted market prices, was $329,616 and $326,250, respectively, at December 31, 2007 and 2006.

Concurrent with the issuance of the 2013 Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the notes, whereby Fairfax agreed, under certain conditions, to lend up to $40,000 to Crum & Forster in order to meet certain corporate obligations. Borrowings under this agreement, if any, are due in June 2018. Through December 31, 2007, there have been no borrowings under this agreement.

8.	Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Current	$8,721	$225,250	$74,518
Deferred	131,266	(69,094)	(9,198)

Total income tax expense	$139,987	$156,156	$65,320

Income tax expense shown on the consolidated statements of income excludes $12,546, $7,087 and $9,258 of deferred income taxes on equity in earnings of investees in 2007, 2006 and 2005, respectively. Total income tax expense in 2007, 2006 and 2005, inclusive of these amounts, was $152,533, $163,243 and $74,578, respectively.

Deferred income taxes reflect the income tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws and regulations. The deferred income tax expense above does not include $12,546, $7,087 and $9,258 in 2007, 2006 and 2005, respectively, of income taxes, which are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Total deferred income tax expense/(benefit) in 2007, 2006 and 2005 was $143,812, $(62,007) and $60, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Components of deferred income tax assets and liabilities are summarized as follows:

	At December 31,
	2007	2006

Deferred tax assets:
Deferred income on retroactive reinsurance	$53,215	$58,807
Unpaid losses and LAE	52,630	53,624
Unearned premiums	35,301	41,357
Employee benefit plans	18,005	13,772
Investments	—	60,550
Net operating loss carryforwards	—	57,584
Unrealized net depreciation of investments and currency translation	—	19,881
Other	15,816	18,199

Deferred tax assets	174,967	323,774

Deferred tax liabilities:
Deferred policy acquisition costs	25,299	29,387
Unrealized net appreciation of investments and currency translation	23,950	—
Investments	16,173	—
Capitalized debt costs	7,826	—
Other	8,558	8,485

Deferred tax liabilities	81,806	37,872

Total net deferred tax assets	$93,161	$285,902

In 2007, the Company entered into a new tax sharing agreement that provided for the utilization of the company’s net operating losses and will avoid the generation of holding company NOLs going forward, provided the Company’s subsidiaries earn sufficient taxable income to offset holding company losses. Based on projections of estimated future operations, management expects the deferred income tax asset to be recovered from taxable income in future years. For further details on the Company’s tax sharing arrangements, see Note 2 to the consolidated financial statements.

A reconciliation of income taxes at the statutory federal income tax rate to the Company’s tax expense is presented below:

	Years Ended December 31,
	2007		2006		2005
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income taxes computed on pre-tax operating income	$143,454	35.0%	$159,347	35.0%	$71,422	35.0%
(Decrease) increase in income taxes resulting from:
Dividends received deduction and tax-exempt income	(3,422)	(0.8)	(3,264)	(0.7)	(3,903)	(1.9)
Prior year audit adjustment	—	—	—	—	(1,653)	(0.8)
Other, net	(45)	—	73	—	(546)	(0.3)

Total income tax expense	$139,987	34.2%	$156,156	34.3%	$65,320	32.0%

Included in accounts payable and other liabilities on the consolidated balance sheets at December 31, 2007 and 2006, respectively, is $13,656 and $41,230 in respect of current income taxes payable.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and although its adoption did not have a direct impact on the Company’s results of operations or financial position, adoption of FIN 48 by one of the Company’s equity method investees resulted in the Company recording a cumulative adjustment of $681, net of tax, to opening retained earnings.

In 2008, the Internal Revenue Service is expected to complete its audit of tax years 2003 and 2004 and commence its audit of tax years 2005 and 2006 in respect of the Fairfax Group companies. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with the statutes of the respective jurisdictions.

The Company elects to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The Company did not record any uncertain tax positions, interest or penalties in 2007.

9.	Related Party Transactions

Reinsurance

The Company and its subsidiaries have entered into various reinsurance arrangements with related parties. The approximate amounts by which income, expense, assets and liabilities are increased (decreased) in the consolidated financial statements, with respect to reinsurance assumed and ceded, are summarized as follows:

	At December 31,
	2007	2006	2005

Statements of income:
Net premiums written	$(17,566)	$92,472	$(52,895)
Premiums earned	$14,876	$56,990	$(54,575)
Losses and LAE	$(2,836)	$31,338	$(130,596)
Balance sheets:
Premiums receivable	$644	$7,249	$136
Reinsurance recoverable from affiliates	$229,591	$254,595	$304,033
Prepaid reinsurance premiums	$8,246	$9,611	$11,199
Unpaid losses and LAE	$54,790	$52,193	$6,858
Unearned premiums	$92	$33,958	$64
Accounts payable and other liabilities	$5,589	$8,779	$18,855

The decrease in premiums written and earned and losses and LAE assumed in the year ended December 31, 2007, as compared to 2006, was principally due to the Fairmont business, which the Company assumed at the start of 2006. Prior to 2007, the majority of policies underwritten by Fairmont were issued initially by Fairmont and assumed by the Company through a 100% quota share reinsurance agreement. By the end of 2007, substantially all Fairmont business was being written directly by Crum & Forster. For further details on Fairmont, see Note 1 to the consolidated financial statements. For the years ended December 31, 2007 and 2006, the Company assumed premiums of $18,769 and $134,334, respectively, from Fairmont and had unpaid losses and LAE balances of $48,383 and $45,380 in respect of assumed losses from Fairmont at December 31, 2007 and 2006, respectively.

In the normal course of business, a Fairfax offshore reinsurance affiliate, Wentworth Insurance Company Ltd. (“Wentworth”), participates in reinsurance agreements covering substantially all reinsured lines of business. In 2006 and prior, nSpire, also a Fairfax affiliate, participated in these agreements. For the years ended December 31, 2007 and 2006, the Company ceded premiums of $18,623 and $1,574, respectively, to Wentworth and had reinsurance recoverable balances of $6,036 and $112, respectively, at December 31, 2007 and 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

For the years ended December 31, 2007, 2006 and 2005, the Company ceded premiums of $12,461, $35,515 and $44,301, respectively, to nSpire and had reinsurance recoverable balances of $42,772 and $71,905 at December 31, 2007 and 2006, respectively. Pursuant to the terms of the reinsurance agreements between Wentworth and nSpire and the Company, both Wentworth and nSpire, as foreign reinsurers, are required to collateralize in full reinsurance balances due to the Company. This collateral is comprised of irrevocable trusts in compliance with NAIC regulations. There are no regulatory or other restrictions on payments to the Company from either Wentworth or nSpire.

The Company entered into an aggregate stop loss agreement covering accident years 2000 through 2002. For accident years 2002 and 2001, nSpire is the direct reinsurer. Accident year 2000 was fronted by a third party reinsurer that retroceded the liability in full to nSpire on the same terms and conditions as if nSpire were the direct reinsurer. The 2000 accident year was exhausted in 2000 and recovered in full in 2004. Accident year 2001 was commuted in 2003. Accident year 2002 is subject to a per-term maximum recovery of $96,272 and the Company retains an ultimate net loss of up to 70% of net premiums earned in 2002. Pursuant to the agreement, the Company ceded premiums of $32,091 and $31,398 for accident years 2002 and 2001, respectively. At December 31, 2007 and 2006, no losses were ceded to nSpire under this contract for accident year 2002.

In the normal course of business, Odyssey, an affiliate of Fairfax, may participate on the Company’s reinsurance agreements. Currently, Odyssey participates on the umbrella per risk contract. For the years ended December 31, 2007, 2006 and 2005, the Company ceded $2,088, $2,911 and $8,879, respectively, in premiums to Odyssey and had reinsurance recoverable of $10,990 and $16,499 at December 31, 2007 and 2006, respectively, under these reinsurance agreements.

Reinsurance recoverable from TIG, a subsidiary of Fairfax, totaled $133,093 and $137,514 at December 31, 2007 and 2006, respectively. TIG is domiciled in California and cessions to domestic insurance companies do not require collateral to be recognized for statutory reporting purposes. The Company has considered several factors in assessing the collectibility of reinsurance recoverable balances from TIG. TIG is a runoff company with a B+ (stable) financial strength rating from A.M. Best, a financial strength rating of BB (negative) from Standard and Poor’s and BB+ (stable) from Fitch, all nationally recognized rating agencies. TIG is a sizable regulated entity with policyholders’ surplus of $738,419 at December 31, 2007 and is subject to periodic independent examination by the California Insurance Department. TIG also had short-term liquidity represented by cash and short-term investments of $167,593 at December 31, 2007. The Company has fourteen years of experience with TIG, during which the balances due from TIG have declined from approximately $267,000 to $133,093 at December 31, 2007, principally through settlement of underlying claims. There are no regulatory or other restrictions on payments to the Company from TIG. A former parent of the Company required the transfer of a number of policies and related assets and liabilities among insurance companies controlled by the former parent, effective through assumption and indemnity reinsurance agreements. The assuming parties were required to seek novation of certain policies. At December 31, 2007 and 2006, amounts recoverable from TIG included $111,201 and $119,935, respectively, related to these policies, which were not novated.

Effective March 1, 1999, the Company entered into a reinsurance agreement with Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company), an affiliate of Fairfax, covering 100% of policies that are classified as excess liability for public entities and that incept, renew, have an anniversary date or come into effect on or after March 1, 1999. This business was produced by an agency affiliate of Fairmont. Effective June 30, 2002, this agreement was terminated and a new agreement was signed with TIG covering the same business, at substantially the same terms. The new agreement covers policies written on or after July 1, 2002. The agreement was terminated effective September 1, 2003. At December 31, 2007 and 2006, the Company had reinsurance recoverable of $34,675 and $27,388, respectively, from Fairmont, and $19,881 and $14,307, respectively, from TIG, related to these agreements.

Effective February 1, 2002, the Company entered into an arrangement with TIG whereby the Company issued policies on behalf of TIG totaling $22,923 in gross premiums written. The Company entered into reinsurance agreements under which approximately 30% of the total risk under these policies was ceded to TIG with the remaining 70% ceded to third party reinsurers. This arrangement with TIG was terminated as of June 30, 2002. At December 31, 2007 and 2006, the Company had reinsurance recoverable of $2,011 and $3,272, respectively, from TIG related to this agreement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard General Insurance Company of Canada (“Lombard”), an affiliate of Fairfax, under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. For the years ended December 31, 2007, 2006 and 2005, the Company assumed $(7), $98 and $340, respectively, in premiums from Lombard. At December 31, 2007 and 2006, the Company had $1,002 in reserves for this assumed business.

Effective January 1, 2006, the Company, in connection with its assumption of the Fairmont business, entered into a reinsurance agreement with Markel Insurance Company of Canada (“Markel”), an affiliate of Fairfax, under which the Company has agreed to provide commercial auto coverage to U.S. or Canadian domiciled companies, for which Markel has written the Canadian auto coverage business, and to cede 100% of the coverage provided by the Company to Markel. During the years ended December 31, 2007 and December 31, 2006, the Company ceded premiums of $1,966 and $1,175, respectively, to Markel and had a reinsurance recoverable balance of $1,587 and $285, respectively, at December 31, 2007 and December 31, 2006.

Advent Syndicate 780 (“Syndicate 780”), which is managed by Advent, a Fairfax affiliate, is a participant on the Company’s property per risk, property catastrophe and workers’ compensation catastrophe treaties with shares ranging from 2% to 6% up to certain limits. For the years ended December 31, 2007 and 2006, the Company ceded premiums of $1,190 and $769, respectively, to Syndicate 780 and had reinsurance recoverable balances of $430 and $890, respectively, at December 31, 2007 and 2006, respectively.

Investment Agreements and Related Party Transactions

The Company and its subsidiaries have entered into agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax, for investment management services, and with Fairfax for investment administration services. Pursuant to the agreements, fees, based upon assets under management, totaled $7,134, $17,528, and $13,924 for the years ended December 31, 2007, 2006 and 2005, respectively, and were included as investment expenses in the consolidated statements of income.

On December 11, 2007, the Company sold 116,000 shares of HWIC stock to Fairfax in exchange for a note of $12,993 and a realized investment gain of $2,658. The transaction was completed at fair market value. The note was subsequently dividended to Fairfax.

On March 15, 2007, the Company sold its 1.1% ownership interest in Odyssey to TIG, for proceeds of $30,160 and a realized investment gain of $8,300. The transaction was completed at fair market value.

In December 2006, the Company acquired from TIG approximately 42 million additional units of a special purpose trust which contains U.S. Treasury strips and corporate fixed income securities for cash consideration of $63,587. The Company owned approximately 46.5% of this special purpose trust at December 31, 2006.

In September 2005, the Company completed the sale of 271,000 shares of common stock of a publicly traded pharmaceutical company to Fairfax affiliates at the prevailing market price of $27.50 per share. The Company received net proceeds of $7,439 from the transaction, resulting in a pre-tax realized loss of $2,561.

Other Agreements

Since 2001, the Company has obtained certain information technology services, including production and operations support and systems development, on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. Payments for these services, including billings for services subcontracted by FITS to other vendors, for the years ended December 31, 2007, 2006 and 2005 were $36,500, $33,125 and $22,980, respectively. The increase in 2006 as compared to 2005 primarily reflects additional services performed by FITS that were previously purchased from an unaffiliated vendor, as well as additional services in support of the Fairmont business. Of such fees, $30,462, $29,158 and $19,243 were charged directly to expense for 2007, 2006 and 2005, respectively. The remaining $6,038, $3,967 and $3,738 were software license fees capitalized in 2007, 2006 and 2005, respectively. The Company amortizes such fees over a seven-year or ten-year period beginning on the date the software is placed in service. In 2007, 2006 and 2005, software license amortization of $2,863, $3,287, and $2,019, respectively, was charged to operations, and $22,155 and $18,981 were included in other assets for the years ended December 31, 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Under an agreement effective January 1, 2001, FITS is provided certain management and general services by the Company, for which the Company billed $172, $139 and $145 for the years ended December 31, 2007, 2006 and 2005, respectively.

Under an agreement effective January 1, 2003, the Company receives royalty payments from FITS for the use of software by other clients of FITS that was developed for and funded by the Company. Under this agreement, the Company received $265 in the year ended December 31, 2007. No royalty payments were received in 2006 or 2005.

Under an agreement effective January 1, 2006, the Company provides underwriting, administration, financial and claims services for the business of Fairmont Premier Insurance Company, Fairmont Specialty Insurance Company and Fairmont Insurance Company, affiliates of Fairfax. The fees billed for such services were $3,855 and $13,043 in 2007 and 2006, respectively. The decrease in fees billed in 2007, as compared to 2006, reflects the transition of the Fairmont business to the Company.

Fairfax purchases insurance coverage for itself and on behalf of its subsidiaries, including comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability, employment practices liability, fiduciary liability and special accident insurance. The Company’s share of the expense incurred for this coverage was $1,151, $1,534, and $1,417 for the years ended December 31, 2007, 2006 and 2005, respectively.

Included in accounts payable and other liabilities at December 31, 2007 and 2006 are amounts payable to Fairfax and affiliates of $692 and $13,841, respectively. The 2007 amount is principally related to FITS fees, whereas the 2006 amount includes Hamblin Watsa investment management fees and FITS fees. The Company did not have any Hamblin Watsa investment management fees payable at December 31, 2007. Included in assets at December 31, 2007 and 2006 are amounts receivable from Fairfax and affiliates of $295 and $839, respectively.

Under an agreement effective July 1, 2000, the Company appointed RiverStone Claims Management LLC (“RiverStone”), a wholly-owned subsidiary of Fairfax, as its claims manager to handle its asbestos, environmental, other latent and construction defects claims. During 2006, the parties decided to terminate the arrangement effective December 31, 2006 and the Company established an internal unit for managing these claims. The expense incurred for RiverStone’s claims services was $0 in 2007 and $3,600 for each of the years ended December 31, 2006 and 2005. In 2007 and 2006, additional expenses of $147 and $401, respectively, were incurred for claim file legal expense reviews and overhead costs related to the transitioning of files. The Company also engages RiverStone on a contingent basis to assist in reinsurance commutation negotiations. The fees for such services were $0, $101 and $58, respectively, for 2007, 2006 and 2005.

Under a marketing agreement effective March 1, 2006, the Company receives commission payments from MFXChange Ireland Limited (“MFX”) for the introduction of customers to MFX. Under this agreement the Company received $291 in the year ended December 31, 2007. No commission payments were received in 2006.

The Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were $794, $213 and $33 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company receives income from subleases of office space to Fairfax affiliates. Sublease income received from affiliates in 2007, 2006 and 2005 amounted to $3, $235 and $477, respectively.

Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

10.	Employee Benefits

The Company sponsors a qualified defined contribution plan pursuant to sections 401(k) and 401(a) of the Internal Revenue Code for which all employees are eligible. The Company makes an annual contribution equal to 3% of base salary and a matching contribution equal to one-half of each employee’s contribution up to the first 6% of base salary. Certain employees also have the opportunity to participate in a non-qualified plan that permits contributions that would otherwise be limited by IRS regulations. Total defined contribution plan expense was $6,091, $4,495 and $3,671 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

A reconciliation of the changes in the postretirement plans’ benefit obligation, fair value of assets, a statement of the funded status and accrued benefit cost is presented below. The Company uses a December 31 measurement date for the funded status of its postretirement health care and life insurance plans.

	At December 31,
	2007	2006

Changes in benefit obligation:
Benefit obligation at beginning of year	$10,946	$11,398
Service cost	1	1
Interest cost	514	591
Plan participants’ contributions	1,105	1,298
Actuarial gain	(1,249)	(18)
Benefits paid	(1,870)	(2,324)

Benefit obligation at end of year	$9,447	$10,946

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	765	1,026
Plan participants’ contributions	1,105	1,298
Benefits paid	(1,870)	(2,324)

Fair value of assets at end of year	$—	$—

Funded status of the plan at end of year	$(9,447)	$(10,946)

Amounts recognized in accumulated other comprehensive income consist of:

	At December 31,
	2007	2006

Net actuarial gain	$5,033	$4,186
Transition obligation	(3,453)	(4,270)

Total	$1,580	$(84)

The increase in the net actuarial gain recognized in the year is primarily attributable to a decrease in the medical participant counts during 2007 as well as a higher assumed discount rate of 5.75% as compared to 5.5% in 2006. The components of net periodic benefit cost are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Service cost	$1	$1	$—
Interest cost	514	591	645
Amortization of transition obligation	817	817	817
Recognized net actuarial gain	(402)	(288)	(327)

Net periodic benefit cost	$930	$1,121	$1,135

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The estimated net actuarial gain and transition obligation expense that will be amortized from accumulated other comprehensive income into net benefit costs during 2008 is $473.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 5.5% at December 31, 2007 and 2006, respectively. For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2007, the health care cost trend rates are assumed to decline gradually from 9.0% in 2008 to 5.0% in 2013 and thereafter for all participants.

Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2007 by $1,200, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2007 by $65. Conversely, decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2007 by $901, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2007 by $49. The Company’s expected contribution to the Plan in 2008 is $1,030.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was enacted in December 2003, introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

At December 31, 2007, the future benefit payments through 2017, net of estimated participant contributions, are expected to be as follows:

	Including	Excluding
	Medicare	Medicare
	Subsidy	Subsidy

2008	$1,030	$1,372
2009	$1,007	$1,361
2010	$965	$1,324
2011	$899	$1,257
2012	$817	$1,172
2013 -2017	$3,619	$4,463

In 2004, the Company established the Crum & Forster Holdings Corp. Long Term Incentive Plan (“2004 LTIP”) for certain employees who hold senior management or officer positions. The 2004 LTIP provides for the award of phantom stock, the value of which is based on the book value of the Company, that will fully vest on January 1, 2009. 2004 LTIP expense of $4,760, $4,112 and $2,629 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in the consolidated statements of income. In 2007, the Company established an additional long-term incentive plan, the Crum & Forster Holdings Corp. 2007 Long Term Incentive Plan (“2007 LTIP”), for certain employees who hold senior management or officer positions. The 2007 LTIP provides for cash awards that will fully vest on January 1, 2012. 2007 LTIP expense of $2,500 is included in the consolidated statement of income for the year ended December 31, 2007.

Certain employees of the Company have been granted shares of restricted common stock of Fairfax under the Fairfax Financial 1999 Restricted Share Plan. The restricted stock vests over periods ranging from five to ten years. Restricted stock expense of $564, $633, and $431 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in the consolidated statements of income.

All employees of the Company are eligible to participate in the Fairfax Financial Holdings Limited Employee Share Ownership Plan (the “Plan”). The Plan provides an opportunity to purchase Fairfax subordinate voting shares through a combination of employee and company contributions. Employees may elect to contribute from 1% to 10% of base salary through regular payroll deductions, and the Company is required to make matching contributions equal to 30% of the employee contributions. In addition, the Company is required to make an annual contribution equal to 20% of employee contributions upon Fairfax and the Company achieving certain financial objectives. The Plan expense of $213, $165 and $118 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in the consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

11.	Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under non-cancelable operating leases. These include a 20-year lease for the Company’s home office which expires on December 31, 2022 and has minimum lease payments remaining of $46,034. Minimum annual rentals are summarized as follows:

2008	$13,751
2009	12,602
2010	10,985
2011	8,699
2012	5,849
2013 and thereafter	36,674

Total minimum annual rentals	$88,560

The amounts above are reduced by space subleased to other companies in the aggregate amount of $94.

Rental expense, before sublease income, under these operating leases was $13,178, $14,318 and $14,470 in 2007, 2006 and 2005, respectively. The Company recognized $163, $601 and $1,160 in 2007, 2006 and 2005, respectively, from subleases.

The Company has purchased structured settlement annuities from various insurance companies in order to settle certain claim liabilities. Should these other companies become unable to make the annuity payments, the Company would be liable. The value of these annuities included in reinsurance recoverable in the consolidated balance sheets at December 31, 2007 and 2006 was approximately $141,056 and $147,190, respectively. Approximately 83.0% of this balance is due from insurance companies rated A- or better by A.M. Best Company.

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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. On August 31, 2007, the Court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal of the trial court’s dismissals with the U.S. Court of Appeal for the Third Circuit. The plaintiffs’ opening brief was filed and served on February 19, 2008. Absent an extension, the insurers’ opposition briefs will be due on March 20, 2008, and reply briefs will be due on April 3, 2008. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Kelly-Moore Paint Company, Inc. (“Kelly-Moore”) filed litigation against the Company in the San Francisco Superior Court (California) in connection with certain general liability and umbrella liability policies issued to it. The litigation seeks coverage for bodily injury claims arising out of exposure to asbestos-containing products that Kelly-Moore and/or a subsidiary sold between 1960 and 1978. It also seeks breach of contract and bad faith damages. In May 2006, Kelly-Moore filed a second amended complaint seeking to recover from the Company defense costs it allegedly paid to defend asbestos claims. Kelly-Moore also seeks payment of sums for contribution and/or subrogation pursuant to three other excess insurers’ assigned claims based on defense payments allegedly made on Kelly-Moore’s behalf. The Company has learned through discovery and submissions to the court filed by Kelly-Moore that Kelly-Moore is seeking $53 million for the defense costs, plus interest, and an additional $33 million for the contribution/subrogation claims. Kelly-Moore also seeks to recover extra-contractual damages as part of its bad faith claim. The Company anticipates that Kelly-Moore will allege it is entitled to bad faith and punitive damages in a material amount. The Company filed a cross-complaint against Kelly-Moore seeking reimbursement of certain substantial loss and expense payments made to or on behalf of Kelly-Moore to date. The parties are currently engaged in pre-trial motions and discovery. Jury selection is scheduled to commence on March 3, 2008 and trial is set to begin with opening statements on March 5, 2008. While the Company does not believe that any of these allegations has merit as a matter of law, we cannot predict with certainty the ultimate outcome of the claims. It is possible that a judgment in a substantial and material amount will be entered at the trial court level. In that circumstance, the Company will aggressively pursue an appeal. Ultimately, the Company does not expect the outcome to have a material adverse effect on the Company’s financial condition. The Company has been vigorously defending against the claims of Kelly-Moore, and will continue to do so.

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

The Company’s insurance subsidiaries are domiciled in the states of Delaware, New Jersey, New York and Arizona. The maximum dividend that could be paid by the insurance companies to the Company in 2008, without prior regulatory approval, is $163.3 million.

The combined statutory basis net income and policyholders’ surplus of Crum & Forster’s insurance subsidiaries are presented below:

	Years Ended December 31,
	2007	2006	2005

Net income	$191,699	$253,324	$151,924
Policyholders’ surplus	$1,639,751	$1,406,822	$1,313,988

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Workers’ compensation	$257,971	$278,761	$285,775
General liability	228,973	227,740	203,703
Commercial automobile	210,490	203,862	186,601
Property	273,306	246,255	151,578
Commercial multi-peril	80,511	61,885	45,653
Accident and health	103,910	43,875	—
Other	30,983	21,645	20,863

Total premiums earned	$1,186,144	$1,084,023	$894,173

The losses and LAE and losses and LAE ratios of the Company’s lines of business, as estimated at the respective year-end, are summarized as follows:

	Years Ended December 31,
	2007		2006		2005
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
Workers’ compensation	$196,816	76.3%	$200,242	71.8%	$211,027	73.8%
General liability	152,556	66.6%	150,810	66.2%	140,650	69.0%
Commercial automobile	144,308	68.6%	147,116	72.2%	118,624	63.6%
Property	186,379	68.2%	187,773	76.3%	170,852	112.7%
Commercial multi-peril	51,736	64.3%	36,785	59.4%	26,989	59.2%
Accident and health	72,068	69.4%	29,262	66.7%	—	—
Other	12,960	41.8%	10,253	47.4%	15,927	76.2%

Total accident year losses and LAE	816,823	68.9%	762,241	70.3%	684,069	76.5%
Prior years’ loss development	(63,854)	(5.4)	(96,162)	(8.8)	(68,564)	(7.7)

Calendar year losses and LAE	$752,969	63.5%	$666,079	61.5%	$615,505	68.8%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

14.	Accounting Adjustments in Respect of Certain Investments Related to Prior Periods

During the second and third quarters of 2006, the Company identified and recorded certain adjustments associated with its accounting for investments. The adjustments related principally to four areas: (i) equity method accounting — the Company did not properly reflect adjustments to realized investment gains and losses reported by equity method investees arising from basis differences associated with initial purchases or changes in ownership percentages. These adjustments related principally to the Company’s investments in Northbridge and HWIC; (ii) partnership accounting — several of the Company’s partnership interests were recorded on the equity method of accounting pursuant to Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, even though the Company did not have the ability to exercise significant influence over the investees. In such circumstances, the Company should have retained the investment company accounting of the investees; (iii) embedded derivatives mark-to-market — the Company did not properly reflect the mark-to-market through earnings of derivative features embedded in convertible securities pursuant to SFAS 133. Several of the Company’s equity investees also held the same or similar securities with embedded derivatives. The Company determined that the investees also did not properly bifurcate their investments, which required adjustments to the Company’s financial statements; and (iv) valuation of an affiliated equity method investee — the Company did not correctly reflect the carrying value of its 1.4% ownership interest in TRG in 2002, pursuant to guidance in SFAS No. 141, Business Combinations.

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

The cumulative charge to net income in the year ended December 31, 2006 was $3,089 pre-tax ($2,008 after-tax) for these adjustments. Of the $3,089 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $4,700 was recorded as an increase to investment income on the consolidated statements of income. Additionally, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, that together with the aforementioned $2,008 charge to net income, resulted in a $5,361 increase in shareholder’s equity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

15.	Quarterly Financial Data

The Company’s quarterly financial data is summarized in the table below. This quarterly financial data is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made.

	Three Months Ended
	(Unaudited)
	December 31,		September 30,		June 30,		March 31,
	2007	2006[3]	2007	2006	2007	2006	2007	2006

Premiums earned	$292,241	$292,845	$293,375	$279,631	$306,821	$264,828	$293,707	$246,719
Investment income[1,2]	$202,579	$50,399	$119,979	$72,514	$34,189	$109,014	$56,602	$181,140
Losses and LAE[3]	$165,351	$124,929	$192,468	$190,457	$201,690	$181,681	$193,460	$169,012
Net income[2,3]	$148,767	$82,272	$82,857	$45,865	$18,705	$67,783	$42,853	$116,363
Combined ratio[3]	86.2%	71.0%	95.1%	97.4%	92.6%	98.5%	94.7%	97.0%

[1]	Investment income includes realized investment gains and losses and pre-tax equity in earnings of investees. The increase in investment income in the third and fourth quarters of 2007 as compared to the first two quarters was primarily attributable to significant gains on the credit default swaps.

[2]	2006 data includes adjustments described in Note 14 to the consolidated financial statements.

[3]	Based on its loss reserves reviews as of September 30, 2007 and 2006, the Company recognized approximately $24.5 ($15.9 million after-tax) and $71.5 million ($46.5 million after-tax), respectively, of favorable loss and LAE development in the fourth quarters of each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the fiscal year covered by this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the period covered by this Form 10-K that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s directors and executive officers are as follows:

Name	Age	Position

V. Prem Watsa	57	Chairman
Nikolas Antonopoulos	54	President and Chief Executive Officer
Mary Jane Robertson	54	Executive Vice President, Chief Financial Officer and Treasurer
Joseph F. Braunstein, Jr.	55	Vice Chairman
Anthony F. Griffiths[1,2]	77	Director
Robert J. Gunn[1]	61	Director
Bradley P. Martin	47	Director
Paul Murray[1,3]	76	Director

[1]	Audit committee and compensation committee member.

[2]	Chairman of the compensation committee.

[3]	Chairman of the audit committee.

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

Nikolas Antonopoulos has served as the Company’s President since March 7, 2002 and as its Chief Executive Officer since March 31, 2004. Mr. Antonopoulos served as the Company’s Chief Operating Officer from May 20, 2003 to September 29, 2004. Mr. Antonopoulos also served as President and a director of Crum & Forster’s principal insurance subsidiaries from February 16, 2000 until June 18, 2004 and became the Chief Executive Officer of such companies on April 2, 2004 and the Chairman of the Boards on June 18, 2004. Mr. Antonopoulos retired as Chairman and Chief Executive Officer of Crum & Forster’s principal insurance subsidiaries as of January 1, 2008 and will retire as President and Chief Executive Officer of the Company as of March 8, 2008.

Mary Jane Robertson has served as the Company’s Executive Vice President and Chief Financial Officer since March 7, 2002 and as its Treasurer since May 20, 2003. Ms. Robertson has served as Executive Vice President, Treasurer and a director of the Company’s principal insurance subsidiaries since 1999.

Joseph F. Braunstein, Jr. has served as Vice Chairman of the Company since January 1, 2008 and President and Chief Operating Officer of the Company’s principal insurance subsidiaries since June 18, 2004 and January 1, 2008, respectively. Mr. Braunstein joined Crum & Forster in 2000, as Senior Vice President of its principal insurance subsidiaries, and was elected an Executive Vice President in 2002.

Anthony F. Griffiths has served as a member of the Company’s board of directors since March 6, 2002. Since 1993, Mr. Griffiths has been an independent business consultant and corporate director. He is currently a director of Fairfax and several of its subsidiaries, including Odyssey. Mr. Griffiths is also a director of Alliance Atlantis Communications Inc., PreMD Inc., Jaguar Mining Inc., Vitran Corporation Inc., Novadaq Technologies Inc. and Russel Metals Inc. Mr. Griffiths is a director and serves on the audit committees of Fairfax and several of its subsidiaries, including Odyssey and Cunningham Lindsey Group Inc. (“Cunningham Lindsey”), and Alliance Atlantis Communications Inc. and Jaguar Mining Inc.

Robert J. Gunn has served as a member of the Company’s board of directors since March 30, 2007. Mr. Gunn is currently an independent business consultant and corporate director. Since 2004, Mr. Gunn has been Vice Chairman of the board of directors and a member of the audit committee of Northbridge Financial Corporation (“Northbridge”), a subsidiary of Fairfax. Mr. Gunn previously served as the Chief Executive Officer and Chief Operating Officer of Royal & Sun Alliance PLC, in London, England, from 2002 to 2003 and 2001 to 2002, respectively. He also served as Group Director, Americas, of Royal & SunAlliance, from 1998-2001. From 1990 to 2001, Mr. Gunn held the positions of President and Chief Executive Officer at Royal & SunAlliance Canada. He is currently a director and member of the audit committees of BCX Split Corp., Energy Split Corp. Inc. and Energy Split Corp. II Inc.

Bradley P. Martin has served as a member of the Company’s board of directors since March 30, 2007. Mr. Martin has served as the Chief Operating Officer of Fairfax since November, 2006 and as Vice President since June, 1998. Prior to 1998, Mr. Martin was a partner at the law firm of Torys LLP in Toronto. Mr. Martin currently serves as a member of the board of directors of Northbridge and Odyssey.

Paul Murray has served as a member of the Company’s board of directors since March 28, 2006. Mr. Murray is a chartered accountant and has been President of Pinesmoke Investments Ltd., an investment company in Toronto, Ontario, since 1985. From 1989 to 1998, Mr. Murray served as President and Secretary/Treasurer of Lockwood Manufacturing Inc. He is currently a director of Fairfax and the chairman of its audit committee and a director and audit committee member of Cunningham Lindsey.

Key Employee of the Operating Companies

Douglas M. Libby has served as the Chairman and Chief Executive Officer of the Company’s principal insurance subsidiaries since January 1, 2008. He will replace Mr. Antonopoulos, upon his retirement, as President and Chief Executive Officer of the Company on March 8, 2008. Mr. Libby joined the Company’s subsidiary, Seneca Insurance Company, Inc., in 1989 and has served as its Chairman, President and Chief Executive Officer since 1997.

Corporate Governance

Messrs. Griffiths, Gunn and Murray are independent as independence is defined in the listing standards of the New York Stock Exchange.

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has established an audit committee composed of Messrs. Griffiths, Gunn and Murray. The audit committee’s primary responsibilities include: engaging independent accountants; consulting with management on the hiring of the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing the Company’s systems of controls and policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.

All of the members of the audit committee are independent as independence is defined in the listing standards of the New York Stock Exchange. In addition, the board of directors has determined that Mr. Griffiths, a member of the audit committee, is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Compensation Committee

The Company’s board of directors has established a compensation committee comprised of Messrs. Griffiths, Murray and Gunn, all of whom are independent of the Company’s management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as committee members. The compensation committee’s primary responsibilities include administering, reviewing and making recommendations to the Company’s board of directors regarding compensation of the Company’s executive officers and ensuring that the executives’ performance meets corporate, financial and strategic objectives.

Compensation of Directors

Messrs. Griffiths, Gunn and Murray are compensated annually in the amount of $15,000, plus $750 per board meeting attended and their reasonable expenses of each attendance. In addition, Messrs. Griffiths, Gunn and Murray serve on Crum & Forster’s audit and compensation committees and receive $750 per committee meeting attended if held separately from a board meeting.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal accountants are PricewaterhouseCoopers LLP (“PwC”). Aggregate fees billed and services provided are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2007	2006

Audit fees	$1,470.5	$1,248.6
Audit-related fees	993.0	1,103.8
Tax fees	9.5	11.0
All other fees	1.7	1.7

Total fees billed by principal accountants	$2,474.7	$2,365.1

Audit Fees

Audit fees incurred for the years ended December 31, 2007 and 2006 consisted of fees for professional services rendered by PwC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees incurred for the year ended December 31, 2007 consisted primarily of fees for professional services rendered by PwC for review of management’s assessment of internal control over financial reporting, refinancing of the Company’s 10 3/8% senior notes and the related registration statement and services related to SEC matters. Audit-related fees incurred for the year ended December 31, 2006 consisted of fees for professional services rendered by PwC for review of management’s assessment of internal control over financial reporting, additional review procedures with respect to a material weakness in the Company’s internal control over financial reporting and services related to SEC matters. Management’s assessment of internal control over financial reporting was performed in support of Fairfax’s certification under Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees

Tax fees incurred for the years ended December 31, 2007 and 2006 consisted of fees for professional services rendered by PwC for the review of tax returns.

All Other Fees

All other fees incurred for the years ended December 31, 2007 and 2006 were in respect of fees for online accounting database subscription services.

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

Financial Statement Schedules

See index to financial statements and related financial statement schedules on page 131.

Exhibits

Exhibit
Number	Exhibit	Location*

3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.1	Indenture between Crum & Forster Funding Corp. and The Bank of New York effective as of June 5, 2003	Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.2	First Supplemental Indenture among the Company, Crum & Forster Funding Corp. and The Bank of New York effective as of June 30, 2003	Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.3	Second Supplemental Indenture between the Company and the Bank of New York dated as of May 7, 2007	Exhibit 4.1 to the form 8-K of the Company filed on May 10, 2007
4.4	Indenture between the Company and the Bank of New York dated as of May 7, 2007	Exhibit 4.2 to the form 8-K of the Company filed on May 10, 2007
10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Exhibit 10.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Exhibit 10.3 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Exhibit 10.6 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.11	Intentionally left blank
10.12	Tax Allocation Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.14	Tax Allocation Agreement among the Company, Fairfax Inc., Odyssey Re Holdings Corp., RiverStone Group, LLC and TIG Holdings, Inc. effective as of January 1, 2000	Exhibit 10.14 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.

Exhibit
Number	Exhibit	Location*

10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.17	Addendum to the Tax Sharing Agreement between Fairfax Inc. and Crum & Forster Holding Inc., effective as of January 1, 2005.	Exhibit 10.17 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.18	Administrative Services Agreement between US Fire and Fairfax Information Technology Services, Inc. effective as of January 1, 2001	Exhibit 10.18 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.19	Services Agreement between TIG Insurance Company and US Fire effective as of January 1, 2000	Exhibit 10.19 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.20	Services Agreement between TIG Insurance Company and CF Indemnity effective as of January 1, 2000	Exhibit 10.20 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.22	Claims Service and Management Agreement between US Fire and International Insurance Company effective as of October 1, 2001	Exhibit 10.22 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.24	Standby Credit Facility Note between the Company and Fairfax effective as of June 30, 2003	Exhibit 10.24 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.25	Intentionally left blank
10.27	Intentionally left blank
10.28	Intentionally left blank
10.30	Aggregate Stop Loss Reinsurance Treaty between the Company and ORC Re Limited effective as of January 1, 2001	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.36	Addendum to the Tax Sharing Agreement between Fairfax Inc. and the Company effective as of January 1, 2005	Exhibit 10.36 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.37	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2005	Exhibit 10.37 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.38	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2005	Exhibit 10.38 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.40	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 1, 2005	Exhibit 10.40 to the Form 10-Q of the Company for the period ended March 31, 2007, filed on May 3, 2007.
10.41	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance Company effective as of January 1, 2005	Exhibit 10.41 to the Form 10-Q of the Company for the period ended March 31, 2007, filed on May 3, 2007.
10.42	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and US Fire Company effective as of April 1, 2007	Exhibit 10.42 to the Form 10-Q of the Company for the period ended June 30, 2007, filed on August 3, 2007.
10.43	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of April 1, 2007	Exhibit 10.43 to the Form 10-Q of the Company for the period ended June 30, 2007, filed on August 3, 2007.

Exhibit
Number	Exhibit	Location*

10.45	Fairfax Inc. and Crum & Forster Holdings Corp. Inter-Company Tax Allocation Agreement effective as of January 1, 2007	Exhibit 10.44 to the Form 10-Q of the Company for the period ended September 30, 2007, filed on November 1, 2007.
12.1	Statement Regarding Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges	Filed herewith.
14.1	Code of Ethics for Senior Financial Officers	Exhibit 14.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
24.1	Power of Attorney	Included on the signature page hereof.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Exhibits not filed herewith are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

By:
/s/  Nikolas Antonopoulos
Nikolas Antonopoulos
President and Chief Executive Officer
Date: February 28, 2008

By:
/s/  Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief
Financial Officer and Treasurer
Date: February 28, 2008

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

Signature	Title	Date

By: /s/ V. Prem Watsa V. Prem Watsa	Chairman of the Board	February 28, 2008

By: /s/ Nikolas Antonopoulos Nikolas Antonopoulos	President and Chief Executive Officer	February 28, 2008

By: /s/ Mary Jane Robertson Mary Jane Robertson	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2008

By: /s/ Joseph F. Braunstein, Jr. Joseph F. Braunstein, Jr.	Vice Chairman of the Board	February 28, 2008

By: /s/ Anthony F. Griffiths Anthony F. Griffiths	Director	February 28, 2008

By: /s/ Robert J. Gunn Robert J. Gunn	Director	February 28, 2008

By: /s/ Bradley P. Martin Bradley P. Martin	Director	February 28, 2008

By: /s/ Paul Murray Paul Murray	Director	February 28, 2008

INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES

Page
Number

Consolidated Financial Statements	78

Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	132
Schedule I — Summary of Investments Other Than Investments in Related Parties	133
Schedule II — Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2007 and 2006 (Parent Company Only)	134
Schedule II — Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2007, 2006 and 2005 (Parent Company Only)	135
Schedule II — Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2007, 2006 and 2005 (Parent Company Only)	136
Schedule II — Note to Condensed Financial Statements	137
Schedule III — Supplementary Insurance Information	*
Schedule IV — Reinsurance	*
Schedule V — Valuation and Qualifying Accounts	138
Schedule VI — Supplementary Insurance Information	*

*	Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of Crum & Forster Holdings Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 28, 2008 appearing in this 2007 annual report on Form 10-K of Crum & Forster Holdings Corp. and subsidiaries also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
February 28, 2008

SCHEDULE I

CRUM & FORSTER HOLDINGS CORP.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(Dollars in thousands)

	At December 31, 2007
	Cost or		Amount at which
	Amortized	Estimated	Shown in the
	Cost	Fair Value	Balance Sheet[1]

Fixed income securities:
United States government and government agencies and authorities	$2,046,766	$2,020,122	$2,020,122
States, municipalities and political subdivisions	2,527	2,537	2,537
Other	4,896	4,458	4,458

Total fixed income securities	2,054,189	2,027,117	2,027,117

Hybrid financial instruments	143,237	123,348	123,348
Equity securities — common stocks	637,203	661,109	661,109
Other invested assets	285,048	xxx,xxx	285,141

Total investments	$3,119,677	x,xxx,xxx	$3,096,715

[1]	Excludes investments in related parties at fair value of $372,214 at December 31, 2007.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$2,561	$1,680
Short-term investments at cost, which approximates fair value	9,652	—
Investments in and advances to/from consolidated subsidiaries	1,617,566	1,323,775
Other invested assets	—	9,925
Current income taxes	2,140	—
Deferred income taxes	—	48,588
Accrued investment income	34	2
Other assets	5,984	7,465

Total assets	$1,637,937	$1,391,435

LIABILITIES
Accounts payable and other liabilities	$14,882	$5,210
Deferred income taxes	16,376	—
Long-term debt	313,220	293,170

Total liabilities	344,478	298,380

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	44,479	(36,978)
Retained earnings	507,987	389,040

Total shareholder’s equity	1,293,459	1,093,055

Total liabilities and shareholder’s equity	$1,637,937	$1,391,435

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

REVENUES
Equity in earnings of subsidiaries	$326,962	$337,879	$181,904
Investment income	1,592	702	1,096
Realized investment gains (losses)	8,612	1,667	(4,254)

Total revenues	337,166	340,248	178,746

EXPENSES
Interest expense	29,850	32,986	32,915
Costs related to early retirement of debt	21,187	—	—
Other expense, net	11,135	8,762	3,878

Total expenses	62,172	41,748	36,793

Income before income taxes	274,994	298,500	141,953
Income tax benefit	(18,188)	(13,783)	(13,983)

NET INCOME	$293,182	$312,283	$155,936

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES
Net income	$293,182	$312,283	$155,936
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries, net of dividends and other payments to/receipts from subsidiaries[1]	(213,135)	(208,978)	(86,287)
Realized investment (gains) losses	(8,612)	(1,667)	4,254
Amortization and accretion	1,958	1,861	1,792
Deferred income tax expense (benefit)	66,321	(13,783)	(13,983)
Other non-cash net income adjustments	8,259	—	—
Changes in:
Other assets	(2,129)	(192)	16,300
Accounts payable and other liabilities	(32,211)	2,351	(1,342)

Net cash provided by operating activities	113,633	91,875	76,670

INVESTING ACTIVITIES
Purchases of short-term investments	(9,652)	—	—
Purchases of other invested assets	(13,143)	(1,900)	(2,217)
Proceeds from sales of other invested assets	28,510	—	—

Net cash provided by (used in) investing activities	5,715	(1,900)	(2,217)

FINANCING ACTIVITIES
Issuance of 7 3/4% long-term debt	330,000	—	—
Repayment of 10 3/8% long-term debt	(295,730)	—	—
New debt issuance costs	(23,912)	—	—
Dividends paid to shareholder	(128,825)	(90,000)	(73,500)

Net cash used in financing activities	(118,467)	(90,000)	(73,500)

Net change in cash and cash equivalents	881	(25)	953
Cash and cash equivalents, beginning of year	1,680	1,705	752

Cash and cash equivalents, end of year	$2,561	$1,680	$1,705

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$24,907	$31,125	$31,125

Cash refund received for income taxes	$(40,487)	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Note received from parent in partial settlement of the Company’s tax net operating losses	$41,882	$—	$—

Note received from parent in settlement of the sale of a common stock investment	$12,993	$—	$—

In-kind dividend payment to parent representing cancellation of the aforementioned notes	$54,875	$—	$—

[1]	Includes dividends received from subsidiaries of $129,200, $127,000 and $93,400 in 2007, 2006 and 2005, respectively

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

SCHEDULE V

CRUM & FORSTER HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

			Charges
		Balance at	to Costs		Charged to			Balance at
		Beginning of	and		Other			End of
Year	Description	Year	Expenses		Accounts		Deductions	Year

2007	Reserve for uncollectible premiums	$25,331	—		(1,000)[1]		(1,796)[2]	$22,535
2006	Reserve for uncollectible premiums	$24,437	—		2,347	[1]	(1,453)[2]	$25,331
2005	Reserve for uncollectible premiums	$23,859	—		1,509	[1]	(931)[2]	$24,437

2007	Reserve for uncollectible reinsurance	$42,777	8,000	[3]	—		(756)[4]	$50,021
2006	Reserve for uncollectible reinsurance	$34,441	9,500	[3]	—		(1,164)[4]	$42,777
2005	Reserve for uncollectible reinsurance	$40,930	7,206	[3]	—		(13,695)[4]	$34,441

2007	Reserve for uncollectible loss deductibles	$8,811	4,008	[5]	—		(39)[6]	$12,780
2006	Reserve for uncollectible loss deductibles	$10,003	(1,192)[5]		—		—	$8,811
2005	Reserve for uncollectible loss deductibles	$7,061	3,000	[5]	—		(58)[6]	$10,003

[1]	Represents (decreases) increases to the reserve for uncollectible premiums charged against premiums earned.

[2]	Represents uncollectible premiums written off to the reserve.

[3]	Represents increases to the reserve for uncollectible reinsurance charged to losses and LAE.

[4]	Represents uncollectible reinsurance recoverable balances written off to the reserve.

[5]	Represents increases (decreases) to the reserve for uncollectible loss deductibles charged to losses and LAE.

[6]	Represents uncollectible loss deductibles written off to the reserve.