Form 10-Q
period 2008-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2008-05-01
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008	Commission File Number: 333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

305 Madison Avenue, Morristown, New Jersey 07962
(Address of principal executive office)

(973) 490-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 1, 2008

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,655,590 and $1,741,750 in 2008 and 2007, respectively)	$1,667,188	$1,718,637
Equity securities, at fair value (cost of $696,951 and $661,289 in 2008 and 2007, respectively)	677,291	684,457
Other invested assets (includes $505,193 and $240,015 in 2008 and 2007, respectively, carried at fair value)	665,395	631,507
Hybrid financial instruments, at fair value	126,941	125,848
Short-term investments at cost, which approximates fair value	279,001	196,138

Total investments	3,415,816	3,356,587
Cash and cash equivalents	169,491	147,506
Assets pledged for short-sale obligations and other restricted cash	1,037,778	1,043,436
Accrued investment income	22,314	37,201
Premiums receivable	212,698	213,488
Reinsurance recoverable	1,250,855	1,310,192
Reinsurance recoverable from affiliates	216,666	229,591
Prepaid reinsurance premiums	23,825	21,848
Deferred income taxes	62,820	93,161
Deferred policy acquisition costs	68,890	72,282
Other assets	70,029	87,520

Total assets	$6,551,182	$6,612,812

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,172,873	$3,178,506
Unearned premiums	460,911	486,091
Funds held under reinsurance contracts	228,484	250,697
Accounts payable and other liabilities	228,888	220,142
Deferred income on retroactive reinsurance	148,238	152,041
Short-sale obligations	643,785	718,656
Long-term debt	313,575	313,220

Total liabilities	5,196,754	5,319,353

Commitments and contingencies (Note 8)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	5,946	44,479
Retained earnings	607,489	507,987

Total shareholder’s equity	1,354,428	1,293,459

Total liabilities and shareholder’s equity	$6,551,182	$6,612,812

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

REVENUES
Premiums earned	$271,810	$293,707
Investment income	15,841	35,413
Realized investment gains	155,268	14,474

Total revenues	442,919	343,594

EXPENSES
Losses and loss adjustment expenses	209,610	193,460
Policy acquisition costs	38,449	42,977
Other underwriting expenses	42,608	41,777
Interest expense	7,020	8,260
Other expense (income)	2,142	(775)

Total expenses	299,829	285,699

Income before income taxes and equity in earnings of investees	143,090	57,895
Income tax expense	49,226	19,407

Income before equity in earnings of investees	93,864	38,488
Equity in earnings of investees, net of tax	(463)	4,365

NET INCOME	$93,401	$42,853

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	44,479	(36,978)
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	(29,897)	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	—	(10,447)

Balance, beginning of period, after cumulative effect of adjustments	14,582	(47,425)
Unrealized investment losses, net of transfers to realized investment gains and losses	(8,917)	(5,539)
Foreign currency translation	205	979
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	76	—

Balance, end of period	5,946	(51,985)

RETAINED EARNINGS
Balance, beginning of period	507,987	389,040
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	86,101	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	—	10,447

Balance, beginning of period, after cumulative effect of adjustments	594,088	399,487
Net income	93,401	42,853
Dividends to shareholder	(80,000)	(61,000)

Balance, end of period	607,489	381,340

TOTAL SHAREHOLDER’S EQUITY	$1,354,428	$1,070,348

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

NET INCOME	$93,401	$42,853

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(13,718)	(8,521)
Foreign currency translation	315	1,506
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	118	—

Other comprehensive loss for the period, before tax	(13,285)	(7,015)

Deferred income tax benefit for the period:
Deferred income tax benefit from unrealized investment losses	4,801	2,982
Deferred income tax expense from foreign currency translation	(110)	(527)
Deferred income tax expense from amortization of actuarial gain and transition obligation included in net periodic benefit costs	(42)	—

Total deferred income tax benefit for the period	4,649	2,455

Other comprehensive loss for the period, net of tax	(8,636)	(4,560)

COMPREHENSIVE INCOME	$84,765	$38,293

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$93,401	$42,853
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discount on fixed income securities	436	(1,895)
Realized investment gains	(155,268)	(14,474)
Earnings of equity method investees, net of dividends	831	(5,438)
Earnings of investment companies and similar equity method investees	13,680	(3,125)
Depreciation and amortization	864	88
Deferred income tax expense	4,727	4,849
Other non-cash net income adjustments	3,881	3,515
Changes in:
Accrued investment income	14,887	14,831
Premiums receivable	415	8,928
Reinsurance recoverable	42,741	33,775
Prepaid reinsurance premiums	(1,977)	1,584
Deferred policy acquisition costs	3,392	1,234
Other assets	17,344	(53)
Unpaid losses and loss adjustment expenses	(5,633)	(7,507)
Unearned premiums	(25,180)	(12,844)
Accounts payable and other liabilities	15,879	(39,099)

Net cash provided from operating activities	24,420	27,222

INVESTING ACTIVITIES
Purchases of fixed income securities	(98,597)	(142,979)
Proceeds from sales of fixed income securities	194,093	82,017
Proceeds from maturities of fixed income securities	550	—
Purchases of equity securities	(82,326)	(35,146)
Proceeds from sales of equity securities	—	1,294
Purchases of other invested assets	(4,588)	(24,038)
Proceeds from sales of other invested assets	139,127	39,145
Purchases of short term investments	(435,285)	(56,135)
Proceeds from sales of short term investments	352,422	19,122
Cash paid to close out short-sale obligations	(1,611)	—
Net change in cash collateral and other restricted cash	14,143	1,632
(Purchases of)/proceeds from fixed assets	(363)	52

Net cash provided from (used in) investing activities	77,565	(115,036)

FINANCING ACTIVITIES
Dividends to shareholder	(80,000)	(61,000)

Net cash used in financing activities	(80,000)	(61,000)

Net change in cash and cash equivalents	21,985	(148,814)
Cash and cash equivalents, beginning of period	147,506	366,743

Cash and cash equivalents, end of period	$169,491	$217,929

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—

Cash paid to parent for income taxes	$12,557	$32,804

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be conducted as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the “A−” A.M. Best rating of Crum & Forster. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, the policies underwritten by Fairmont were issued initially by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. As of March 31, 2008, substantially all Fairmont business is written directly by Crum & Forster.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

The interim financial data at March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring items, that are necessary for a fair presentation of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

2.	Recent Accounting Pronouncements

SFAS No. 161. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial position or results of operations.

SOP 07-1. In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”), which provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”). For those entities that are investment companies under the SOP, it also addresses whether investment company accounting should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The Company anticipates that the adoption of SOP 07-1 will not have a material effect on its results of operations or financial position. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, which provides an indefinite deferral of SOP 07-1.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides the option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial instrument. Subsequent changes in fair value are recorded through earnings. Additionally, SFAS 159 allows for a one-time election for existing eligible financial instruments upon adoption, with the transition adjustment recorded to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159, effective January 1, 2008, and elected to apply the fair value option to its investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company, traded on the Toronto Stock Exchange. Northbridge was previously accounted for under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect the current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a quoted market price. The Company felt that the election would be inappropriate for those equity method investments that do not have quoted market prices due to the degree of judgment that would be needed to measure their fair values and the additional accounting risk associated with those valuations. The Company’s investment in Northbridge met the criteria for the fair value election. Although the Company accounts for other investments under the equity method, there is no other equity method investment which has a quoted market price that is not currently being carried at fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company includes its investment in Northbridge in other invested assets on the consolidated balance sheets. At March 31, 2008, the carrying and fair value of Northbridge was $247,786. At December 31, 2007, the carrying value of Northbridge was $200,484 and the fair value was $289,812 ($288,870 after restating for the adoption of SFAS 157, effective January 1, 2008, discussed further below). Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment (comprised of a reduction of $29,376 to opening accumulated other comprehensive income and an increase of $87,439 to opening retained earnings), net of tax, to opening shareholder’s equity. For the three months ended March 31, 2008, the change in fair value of Northbridge of $41,084 was recorded through earnings, in realized investment gains and losses, in the consolidated statements of income. Dividends of $1,247 were received from Northbridge for the three months ended March 31, 2008, and have been recorded as investment income in the consolidated statements of income.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company determines fair value of its investments using inputs that are published exchange prices, third party broker quotes or quoted prices for similar securities. The Company adopted SFAS 157, effective January 1, 2008, and concurrent with its adoption established a policy for those securities measured on the basis of bid-ask prices to use the bid price for long positions (assets), which reflects the highest price that a buyer is willing to pay for an asset, and the ask price for short positions (liabilities), which represents the lowest price a seller is willing to accept for an asset. Prior to the adoption of SFAS 157, the Company used a market price within the bid-ask spread. Upon adoption of SFAS 157, the Company recorded a cumulative adjustment of $1,859, net of tax, to opening shareholder’s equity (comprised of a reduction of $521 to opening accumulated other comprehensive income and a reduction of $1,338 to opening retained earnings).

3.	Investments

Short-Sales, Derivatives and Hybrid Financial Instruments

The Company has short positions and purchases derivative instruments principally as protection against potential adverse changes in the value of its assets and liabilities. These positions are not linked to specific assets and liabilities on the balance sheet and therefore do not qualify for hedge accounting. The following table summarizes the Company’s short positions, derivatives and hybrid financial instruments (which include embedded derivatives) at March 31, 2008 and December 31, 2007.

	March 31, 2008			December 31, 2007
			Fair Value			Fair Value
		Notional	Asset		Notional	Asset
	Cost	Value	(Liability)	Cost	Value	(Liability)[1]

Securities sold short:
Standard & Poor’s Depositary Receipts	$(619,587)	$—	$(638,100)	$(619,587)	$—	$(707,615)
Common stocks	(7,849)	—	(5,685)	(12,522)	—	(12,156)
S&P 500 Index call options	589	875,493	—	1,615	867,616	60
Credit default swaps	72,774	4,831,855	252,735	84,529	5,157,897	234,053
Warrants	10,225	101,201	4,672	10,225	101,201	5,902
Hybrid financial instruments	136,827	142,546	126,941	136,827	142,546	125,848

[1]	The fair values of the Standard & Poor’s Depositary Receipts (“SPDRs”) and common stock short-sales in the table above have been restated as of December 31, 2007, to reflect the adoption of SFAS 157. The Company uses the bid price for long positions (assets) and the ask price for short positions (liabilities). Previously, the Company used a price within the bid-ask spread.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The credit default swaps serve as economic hedges against declines in the fair value of the Company’s financial assets. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps are recorded at fair value, in other invested assets on the consolidated balance sheets, with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The credit default swap portfolio had an average term to expiry of 3.5 years at March 31, 2008. The cost, notional amount and fair value of the Company’s credit default swaps are shown in the preceding table. In the three months ended March 31, 2008, the Company purchased $3,836 of credit default swaps and sold credit default swaps with a cost of $15,591 and notional value of $633,115 for proceeds of $139,127.

From April 1, 2008 to April 25, 2008, the net loss related to the credit default swaps was $75,425. The fair value of the $4,791,187 notional amount of credit default swaps that the Company held at April 25, 2008 was $173,410, compared to a fair value of $252,735 at March 31, 2008 of the $4,831,855 notional amount of credit default swaps held on that date.

The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. The swap agreements require the counterparties to pledge U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, was approximately $182,047 at March 31, 2008. The Company has the right to sell or repledge $74,200 of this collateral.

A maturity analysis of the credit default swaps at March 31, 2008 is summarized as follows:

	Notional Value	Fair Value

Expiring in one year or less	$111,357	$133
Expiring after 1 year through 5 years	3,229,302	170,265
Expiring after 5 years through 10	1,491,196	82,337

	$4,831,855	$252,735

As an economic hedge against a decline in the U.S. equity markets, the Company holds short positions in SPDRs. In connection with the SPDRs transaction, the Company has purchased S&P Index call options (the “Options”) to limit the potential loss on the future purchase of the SPDRs. At March 31, 2008, the Options limit the potential loss on the SPDRs to approximately $227,000 ($220,000 at December 31, 2007). Both the obligations to purchase the SPDRs and the Options are carried at fair value on the consolidated balance sheets. The fair value of the obligations to purchase the SPDRs is included in short-sale obligations and the fair value of the Options is included in other invested assets on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur.

The Company also holds short positions in equity securities of certain U.S. financial institutions as an economic hedge against deteriorating conditions in the credit markets. The obligation to purchase the securities sold short is included, at fair value, in short-sale obligations on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

In connection with the short-sale transactions described above, the Company has pledged cash and U.S. Treasury securities as collateral for the obligation to purchase the securities sold short. These assets are recorded in assets pledged for short-sale obligations and other restricted cash on the consolidated balance sheets. At March 31, 2008 and December 31, 2007, the fair value of the assets pledged for the purchase of the short-sale obligations totaled $962,778 and $1,043,436, respectively. Of the amount held at March 31, 2008, $645,813 was held in cash and $316,965 was held in U.S. Treasury securities. The Company is required to post collateral on the short-sale transactions equal to between 130% and 150% of the market value of the shorted securities, of which 100% must be held in cash or cash equivalents to avoid margin interest fees. The Company pledges U.S. Treasury securities for the remainder of the collateral requirement.

In April 2008, the Company replaced its SPDRs and common stock short positions with total return swaps, primarily to reduce the margin maintenance requirements of the short positions and to reduce counterparty credit risk. The swaps have a notional value of $647.9 million and terminate on March 31, 2009.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. Warrants, which are included in other invested assets on the consolidated balance sheets, are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur.

The Company also owns convertible securities with embedded derivatives within its fixed income portfolio, which allow the Company to convert the fixed income securities to equity securities. As a result of the adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”), on January 1, 2007, the Company no longer bifurcates the derivatives embedded in its convertible securities, and, beginning on January 1, 2007, changes in the fair value of these hybrid financial instruments are recorded as realized investment gains or losses in the consolidated statements of income in the period in which they occur. Prior to the adoption of SFAS 155, the Company bifurcated all derivatives embedded in its convertible securities, with changes in the fair value of the host instruments being recorded as unrealized investment gains or losses, a component of shareholders’ equity, and, changes in the fair value of the embedded derivative recorded as realized investment gains or losses. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. The hybrid financial instruments are shown separately on the consolidated balance sheets.

Changes in the fair value of the Company’s short positions, derivatives and hybrid financial instruments, including gains or losses on closed transactions, included in realized investment gains and losses of $155,268 and $14,474 in the consolidated statements of income for the three months ended March 31, 2008 and 2007, respectively, are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

SPDRs short-sales	$69,515	$(875)
Common stock short-sales	4,861	352
S&P Index call options	(420)	(4,896)
Credit default swaps	153,973	10,669
Warrants	(1,230)	(1,236)
Hybrid financial instruments	1,197	(3,488)

Total realized investment gains	$227,896	$526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

For the three months ended March 31, 2007, realized gains noted above were primarily attributable to mark-to-market gains or losses. Further analysis of the realized gains for the three months ended March 31, 2008, is summarized as follows:

	SPDRs	Common		Credit		Hybrid
	Short-	Stock	S&P Index	Default		Financial
	Sales	Short-Sales	Call Options	Swaps	Warrants	Instruments	Total

Realized gains on disposal	$—	$3,063	$(1,387)	$123,536	$—	$—	$125,212
Reversal of previously recognized mark-to-market (gains) losses	—	(400)	1,387	(91,877)	—	—	(90,890)
Mark-to-market gains (losses) recognized in 2008	69,515	2,198	(420)	122,314	(1,230)	1,197	193,574

Net gains (losses)	$69,515	$4,861	$(420)	$153,973	$(1,230)	$1,197	$227,896

Affiliate Transactions

On March 28, 2008, the Company sold its entire 9.3% ownership interest in MFXchange Holdings Inc. (“MFX”), an affiliated equity method investee, to Fairfax, for nominal consideration and recorded a realized loss of $1,550 on this security which was deemed to have no value.

Significant Subsidiary

Included in the Company’s investment portfolio is its investment in Northbridge, in which it holds a 15.6% interest as of March 31, 2008. As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company elected the fair value option for Northbridge, which was previously accounted for under the equity method of accounting. For the three months ended March 31, 2008, Northbridge was a significant subsidiary as defined in the SEC’s Regulation S-X.

The Company’s aggregate share of Northbridge’s statement of income reported in the three months ended March 31, 2008, had Northbridge still been accounted for under the equity method of accounting, is summarized as follows:

Three Months Ended
March 31, 2008

Total revenues	$64,121
Total expenses	$44,049
Income from continuing operations	$20,072
Net income	$12,532

4.	Fair Value Disclosures

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company adopted SFAS 157, effective January 1, 2008, and concurrent with its adoption established a policy for those securities measured on the basis of bid-ask prices to use the bid price for long positions (assets), which reflects the highest price that a buyer is willing to pay for an asset, and the ask price for short positions (liabilities), which represents the lowest price a seller is willing to accept for an asset. Prior to the adoption of SFAS 157, the Company used a market price within the bid-ask spread. Upon adoption of SFAS 157, the Company recorded a cumulative charge of $1,859, net of tax, to opening shareholder’s equity comprised of a charge of $521 to opening accumulated other comprehensive income and a charge of $1,338 to opening retained earnings).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the hierarchy within which the fair value measurement falls is determined based on the lowest level significant input. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measure and, whenever available, should be used to measure fair value, provided that (1) the market is the principal (or most advantageous) market and (2) the entity has the ability to access the principal (or most advantageous) market.

Level 2 – Valuations based on information (other than quoted prices included within Level 1) that is observable for the asset and liability, either directly or indirectly. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and observable inputs other than quoted prices, such as interest rates and yield curves.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Substantially all of the Company’s investments are carried at fair value and classified within level 1 or level 2 of the fair value hierarchy. In determining fair value, the Company uses inputs that include published exchange prices and third party broker quotes for identical or similar securities. The degree of judgment used in measuring the fair value of financial instruments is related to the level of observed pricing. Financial instruments with quoted prices in active markets generally have more observed pricing and less judgment is used in measuring fair value. Conversely, financial instruments traded in non-active markets or markets that do not have quoted prices are measured at fair value using valuation models or other pricing techniques that require more judgment.

The Company’s assets and liabilities utilizing level 1 inputs include exchange-traded equity securities, including the Company’s short positions classified as short-sale obligations on the consolidated balance sheets. Assets and liabilities utilizing level 2 inputs include U.S. Treasury securities, corporate and municipal bonds, credit default swaps, warrants, S&P Index call options and all except one of the Company’s hybrid financial instruments. Assets and liabilities utilizing Level 3 inputs include one hybrid financial instrument of immaterial value.

The following table sets forth the Company’s assets and liabilities measured at fair value, within the fair value hierarchy, at March 31, 2008:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Fixed income securities	$—	$1,667,188	$—	$1,667,188
Equity securities	677,291	—	—	677,291
Other invested assets[1]	247,786	257,407	—	505,193
Hybrid financial instruments	—	124,280	2,661	126,941
Assets pledged for short-sale obligations and other restricted cash[2]	—	316,965	—	316,965

Total	$925,077	$2,365,840	$2,661	$3,293,578

Liabilities
Short-sale obligations	$643,785	$—	$—	$643,785

[1]	Excludes investments which are carried under the equity method and cost method of accounting totaling $160,202.
[2]	Excludes cash of $720,813.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

During the three months ended March 31, 2008, the Company recognized a gain of $161 in realized investment gains on the consolidated statement of income attributable to the change in fair value of its level 3 financial assets.

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Gross unpaid losses and LAE, beginning of period	$3,178,506	$3,371,549
Less ceded unpaid losses and LAE	1,197,496	1,355,253

Net unpaid losses and LAE, beginning of period	1,981,010	2,016,296

Losses and LAE incurred related to:
Current period	196,262	205,947
Prior years adverse (favorable) development	13,348	(12,487)

Total losses and LAE incurred	209,610	193,460

Losses and LAE paid related to:
Current period	27,517	15,621
Prior years	130,037	165,171

Total losses and LAE paid	157,554	180,792

Net unpaid losses and LAE, end of period	2,033,066	2,028,964
Add ceded unpaid losses and LAE	1,139,807	1,335,078

Gross unpaid losses and LAE, end of period	$3,172,873	$3,364,042

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheet follows:

March 31,
2008

Ceded unpaid losses and LAE in the table above	$1,139,807

Reconciling items:
Reinsurance recoverable on paid losses and LAE	41,027
Retroactive reinsurance recoverable	308,197
Loss sensitive cession[1]	(21,510)

Total reconciling items	327,714

Reinsurance recoverable on the consolidated balance sheet	$1,467,521

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$428,139	$443,055
Less ceded unpaid losses and ALAE	94,497	94,817

Net unpaid losses and ALAE, beginning of period	333,642	348,238
Net losses and ALAE incurred	25,500	—
Net paid losses and ALAE	8,126	7,207

Net unpaid losses and ALAE, end of period	351,016	341,031
Add ceded unpaid losses and ALAE	83,178	88,565

Gross unpaid losses and ALAE, end of period	$434,194	$429,596

During the three months ended March 31, 2008, the Company incurred net losses and ALAE of $25,500 attributable to the settlement of the Kelly-Moore Paint Company (“Kelly-Moore”) asbestos coverage litigation.

	Three Months Ended
	March 31,
	2008	2007

Environmental
Gross unpaid losses and ALAE, beginning of period	$117,768	$110,636
Less ceded unpaid losses and ALAE	32,725	37,103

Net unpaid losses and ALAE, beginning of period	85,043	73,533
Net losses and ALAE incurred	—	—
Net paid losses and ALAE	2,410	936

Net unpaid losses and ALAE, end of period	82,633	72,597
Add ceded unpaid losses and ALAE	31,754	33,476

Gross unpaid losses and ALAE, end of period	$114,387	$106,073

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $23,413 and $24,128, net of reinsurance, at March 31, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Premiums written:
Direct	$278,049	$315,800
Assumed from other companies, pools and associations	4,544	11,131
Ceded to other companies, pools and associations	(37,940)	(44,484)

Net premiums written	$244,653	$282,447

Premiums earned:
Direct	$302,887	$309,445
Assumed from other companies, pools and associations	4,886	30,330
Ceded to other companies, pools and associations	(35,963)	(46,068)

Premiums earned	$271,810	$293,707

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2008	2007
Reinsurance recoverable on unpaid losses and LAE	$1,426,494	$1,487,986
Reinsurance receivable on paid losses and LAE	41,027	51,797

Total reinsurance recoverable	$1,467,521	$1,539,783

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $50,789 and $50,021 at March 31, 2008 and December 31, 2007, respectively. The decrease in the reinsurance recoverable balance of $72,262 during the first quarter of 2008 is primarily due to catastrophe collections from reinsurers related to the 2004 and 2005 hurricanes and the commutation of the 2000 accident year prospective aggregate stop loss contract, which is discussed further below.

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

In general, contracts covering future insurable events are referred to as “prospective reinsurance” contracts as opposed to contracts covering past insurable events, such as adverse loss development covers, which are categorized as “retroactive reinsurance”. Amounts ceded under prospective contracts are recognized, as to premiums, as a reduction of premiums written and earned in the period in which premiums are ceded and, as to losses, as a reduction of incurred losses as the losses are ceded to the reinsurer. Under retroactive contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contract over premiums paid for coverage is deferred and amortized as a reduction of incurred losses over the expected period of recovery, generally many years, using the interest method. Under both prospective and retroactive contracts, funds held interest, if applicable, is recognized as a reduction of investment income in the period in which the interest is credited to the funds held account.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated components):

	Three Months Ended
	March 31,
	2008	2007

Investment income	$(5,309)	$(4,152)
Losses and LAE	(3,803)	(3,387)

Income before income taxes	$(1,506)	$(765)

At March 31, 2008, reinsurance recoverable includes $367,500 and $388,248 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $469,061 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

Prospective Corporate Aggregate Reinsurance

An analysis of activity in prospective corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2008	2007

Ceded losses and LAE	$—	$—
Less: funds held interest charged to investment income	1,575	631

Decrease in income before income taxes	$(1,575)	$(631)

The above activity arises from one prospective contract that was commuted effective March 31, 2008. In accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $32,348 in consideration of release to the Company of the funds held balance of $31,952. The commutation loss of $396 was charged to incurred losses and loss adjustment expenses on the consolidated statement of income in the quarter ended March 31, 2008.

Retroactive Corporate Aggregate Reinsurance

An analysis of activity in retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2008	2007

Increase in reinsurance recoverable due from insurers	$—	$—
Less: related premiums paid	—	—

Income deferred during the period	—	—
Amortization of deferred income	(3,803)	(3,387)

Decrease in deferred income	(3,803)	(3,387)
Deferred income on retroactive reinsurance – beginning of period	152,041	168,018

Deferred income on retroactive reinsurance – end of period	$148,238	$164,631

Funds held interest charged to investment income	$3,734	$3,521

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The above activity arises from two retroactive contracts. The reinsurance recoverable and funds held balances in respect of the first contract were $369,000 and $222,623, respectively, at March 31, 2008 ($369,000 and $218,889, respectively, at December 31, 2007). There were no reinsurance recoverable or funds held balances in respect of the second contract at March 31, 2008 and December 31, 2007 as the Company has reduced the funds held balance to offset the reinsurance recoverable balance pursuant to a commutation provision contained in the contract. For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. On August 31, 2007, the Court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal of the trial court’s dismissals with the U.S. Court of Appeal for the Third Circuit. The plaintiffs’ opening brief was filed and served on February 19, 2008. Opposition briefs were filed April 7, 2008. Plaintiffs filed their reply brief on April 24, 2008. A final ruling is not expected from the Court of Appeals before early 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

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

The Company operates primarily in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

General liability	$54,032	$61,750
Commercial automobile	53,557	53,845
Workers’ compensation	57,699	63,843
Property	55,990	70,039
Commercial multi-peril	20,566	16,670
Accident and health	22,923	19,668
Other[1]	7,043	7,892

Total premiums earned	$271,810	$293,707

[1]	Other includes surety, homeowners and personal automobile lines of business.

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2008		2007
	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
General liability	$40,208	74.4%	$44,067	71.4%
Commercial automobile	39,350	73.5%	35,335	65.6%
Workers’ compensation	48,530	84.1%	53,946	84.5%
Property	36,271	64.8%	47,198	67.4%
Commercial multi-peril	12,778	62.1%	9,862	59.2%
Accident and health	15,698	68.5%	12,475	63.4%
Other	3,427	48.7%	3,064	38.8%

Total accident year losses and LAE	196,262	72.2%	205,947	70.1%
Prior years’ loss development	13,348	4.9	(12,487)	(4.2)

Calendar year losses and LAE	$209,610	77.1%	$193,460	65.9%

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

All dollar amounts are in thousands, unless otherwise indicated.

Statements Regarding Forward-Looking Information

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe-harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Competitive conditions in the insurance market;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Inability to realize the Company’s investment objectives;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Adverse effect of recent credit market events on the Company’s financial results;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

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

Additional information regarding these factors, and others that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.

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

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and ALAE, including incurred but not reported losses and development of reported losses, are projected by line of business by accident year using several standard actuarial methodologies. At each balance sheet date, Company management establishes its “best estimate” based on the actuarial point estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review.

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

During the three months ended March 31, 2008, the Company strengthened its asbestos reserves by $25,500. The reserve strengthening was attributable to the settlement of the Kelly-Moore Paint Company (“Kelly-Moore”) case. For further details on Kelly-Moore, refer to “Item 1. – Legal Proceedings” included in “Part II – Other Information”. No adjustment was made to environmental or other latent reserves in the three months ended March 31, 2008. In 2007 and 2006, based on the Company’s internal actuarial reviews, the Company strengthened its asbestos, environmental and other latent reserves by $54,547 and $33,897, respectively.

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

During the three months ended March 31, 2008, the Company recorded other than temporary impairment charges of $40,913, the majority of which was attributable to the write down of one equity security. No other than temporary impairments were recorded for the three months ended March 31, 2007. See “Liquidity and Capital Resources – Insurance Subsidiaries” for a further discussion of investments in an unrealized loss position.

Derivatives and Hybrid Financial Instruments Valuation

Derivatives and hybrid financial instruments currently held by the Company include credit default swaps, warrants, options purchased to limit the potential loss on the Company’s short-sales of Standard & Poor’s Depositary Receipts (“SPDRs”) and convertible securities. These securities are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements.

At March 31, 2008, the fair value of the derivatives and hybrid financial instruments was $257,407 and $126,941, respectively. At December 31, 2007, the fair value of the derivatives and hybrid financial instruments was $240,015 and $125,848, respectively. Gains or losses arising from changes in the fair value of these securities are recorded in realized investment gains and losses in the consolidated statements of income. For the three months ended March 31, 2008, realized investment gains resulting from the net change in fair value of the derivatives and hybrid financial instruments were $152,323 and $1,197, respectively. For the three months ended March 31, 2007, realized investment gains (losses) resulting from the net change in fair value of the derivatives and hybrid financial instruments were gains of $4,537 and losses of $(3,488), respectively.

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

At March 31, 2008 and December 31, 2007, reinsurance recoverable was $1,467,521 and $1,539,783, net of reserves for uncollectible reinsurance of $50,789 and $50,021, respectively. The provision for uncollectible reinsurance for both the three months ended March 31, 2008 and 2007 was $2,000. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including loss reserve discounting, deferred gain on retroactive reinsurance, unearned premium adjustment and undistributed income of foreign investments. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

At March 31, 2008, there are no valuation allowances against the Company’s gross deferred tax assets of $174,548. The Company’s current projections of future taxable income are based on assumptions of declining business growth and modestly increasing combined ratios in the intermediate term, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

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

Summary of Operations

Overview

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including general liability, commercial automobile, workers’ compensation, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,300 producers located throughout the United States. The Company’s two largest producers accounted for 5.4% and 4.6% of gross premiums written for the three months ended March 31, 2008.

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

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The softening commercial property and casualty marketplace of the past several years intensified in 2007 and continued to accelerate downwards in the first quarter of 2008. The property market softened throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business.

The property market became significantly softer mid-2007, even in catastrophe-exposed territories, and the decline continued through the first quarter of 2008. Habitational business has been most dramatically affected, with a significant drop in market prices and an expansion of limits. The casualty market continues to remain soft. Pricing pressure for casualty accounts intensified countrywide throughout 2007 and the first quarter of 2008, particularly for larger accounts, with competitors focusing on retaining their renewals.

Because of the deteriorating market conditions described above, in the first quarter of 2008, the Company’s renewal retention rates declined by approximately 6 percentage points. Specifically, renewal retention rates for casualty lines declined by approximately 4 percentage points and renewal retention rates for property lines declined by approximately 8 percentage points. Renewal pricing for both casualty and property business declined by approximately 10% and 13%, respectively. New business declined by approximately 19%, primarily attributable to a reduction in property writings.

Reinsurance Programs

The Company is currently reviewing the structure of its property programs to determine appropriate retention levels and coverage limits in the softening market.

Effective April 1, 2007, Seneca placed its property catastrophe reinsurance treaty. The treaty provides coverage of $40 million in excess of $5 million per occurrence for an annual premium of $2.8 million. Seneca is obliged to reinstate any limits used at 100% of the original premium. Seneca requested and received an extension of the current treaty until May 1, 2008. The proposed structure at May 1, 2008 is expected to provide a limit of $60 million in excess of $10 million for an annual premium of $4.3 million.

Effective May 1, 2007, the Company placed its property catastrophe treaty (excluding Seneca). The treaty provides coverage of $100 million in excess of $100 million per occurrence for an annual premium of $18 million. The Company is obliged to reinstate any limits used at 100% of the original premium. The Company also purchased California only earthquake coverage of $100 million in excess of $200 million per occurrence for an annual premium of $7 million. The Company requested and received an extension of these treaties until May 15, 2008.

The Company has also requested a two-month extension of its property per risk treaty, expiring May 1, 2008, to provide additional time to consider its property strategy in the softening market. The current treaty has a retention limit of $5 million with maximum reinsured limits up to $20 million.

Effective April 1, 2008, the Company placed its workers’ compensation catastrophe treaty. Workers’ compensation risks are reinsured on a per occurrence basis only. The expiring treaty provided $200 million of coverage in excess of $50 million per occurrence in two layers of $50 million and $150 million for a premium of approximately $4.6 million. The new treaty provides coverage of $130 million in excess of $20 million, with co-participation on the first layer ($30 million in excess of $20 million) of 30% and excludes California earthquake losses in this layer, for a premium of approximately $2.8 million. The reduced limits reflect the Company’s reduced California exposures.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Gross premiums written	$282,593	$326,931

Net premiums written	$244,653	$282,447

Premiums earned	$271,810	$293,707
Losses and LAE	209,610	193,460
Underwriting expenses	81,057	84,754

Underwriting (loss) income	(18,857)	15,493
Investment income and realized investment gains and losses	171,109	49,887
Interest and other expense	9,162	7,485

Income before income taxes and equity in earnings of investees	143,090	57,895
Income tax expense	49,226	19,407

Income before equity in earnings of investees	93,864	38,488
Equity in earnings of investees, net of tax	(463)	4,365

Net income	$93,401	$42,853

Loss and LAE ratio	77.1%	65.9%
Underwriting expense ratio	29.8	28.8

Combined ratio	106.9%	94.7%

The increase in net income in the first quarter of 2008 as compared to the first quarter of 2007 reflects a significant increase in investment income and realized investment gains and losses, partially offset by lower underwriting income. The increase in investment income and realized investment gains and losses is primarily attributable to net gains on disposal as well as mark-to-market gains on the credit default swaps of $154.0 million in 2008 ($10.7 million in 2007) and mark-to-market gains on the SPDRs short-sales of $69.5 million in 2008 (losses of $0.9 million in 2007), partially offset by other than temporary impairment charges of $40.9 million in 2008 ($0 in 2007) and a realized mark-to-market loss of $41.1 million incurred in 2008 in respect of the Company’s investment in Northbridge Financial Corporation (“Northbridge”), an affiliated Company.

The decline in underwriting profits, and the corresponding increase in the loss and LAE ratio in the first quarter of 2008, was due to the effect of a $25.5 million loss (9.4 loss ratio points) incurred on the settlement of the Kelly-Moore asbestos litigation as well as a 2.1 point increase in the current accident year loss ratio, primarily attributable to price softening in the core lines of business.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,
			Increase/	Percent
	2008	2007	(Decrease)	Change

General liability	$63,835	$76,983	$(13,148)	(17.1)%
Commercial automobile	58,234	54,137	4,097	7.6%
Workers’ compensation	54,718	66,848	(12,130)	(18.1)%
Property	48,364	82,980	(34,616)	(41.7)%
Commercial multi-peril	19,453	14,350	5,103	35.6%
Accident and health	33,210	26,269	6,941	26.4%
Other[1]	4,779	5,364	(585)	(10.9)%

Total gross premiums written	$282,593	$326,931	$(44,338)	(13.6)%

[1]	Other includes surety, homeowners and personal automobile lines of business.

For the three months ended March 31, 2008, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $50,694, or 17.2%, as compared to the three months ended March 31, 2007, primarily due to the combined effects of a decline in new business of approximately 19%, price decreases on renewal policies of approximately 11% and a decline in renewal retention rates of approximately 6 percentage points. The decline in new business is largely attributable to a reduction in property writings. New business growth continues to remain very challenging as soft market conditions prevail across most lines of business. The decline in gross premiums written in core commercial lines was partially offset by growth in the accident and health business.

Casualty Gross Premiums Written

For the three months ended March 31, 2008, gross premiums written in casualty lines, which include the general liability, commercial automobile and workers’ compensation lines of business, decreased by $21,181, or 10.7%, as compared to the three months ended March 31, 2007. The decrease was primarily due to price decreases on renewal policies of approximately 10% and a reduction in renewal retention rates of approximately 4 percentage points whereas new business remained level. Pricing pressure for casualty accounts intensified countrywide in 2007 and continued in the first quarter if 2008, particularly for larger accounts, with competitors focusing on retaining their renewals.

Property Gross Premiums Written

For the three months ended March 31, 2008, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $29,513, or 30.3%, as compared to the three months ended March 31, 2007. The decrease was primarily due to a reduction in new business of approximately 50.3%, price decreases on renewal policies of approximately 13% and a reduction in renewal retention rates of approximately 8 percentage points.

The property market softened throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business. The property market became significantly softer mid-2007, even in catastrophe-exposed territories, and the decline continued through the first quarter of 2008. Habitational business has been most dramatically affected, with a significant drop in market prices and an expansion of limits.

Other Gross Premiums Written

The increase in other gross premiums written was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business continues to benefit from Crum & Forster’s “A−” A.M. Best rating, which resulted in the Company acquiring several new programs in 2007, that contributed to business growth in 2008. Additionally, in general, the accident and health business is not aligned with the traditional property and casualty market cycle which is currently experiencing very soft market conditions.

Net Premiums Written

For the three months ended March 31, 2008, net premiums written decreased by $37,794, or 13.4%, as compared to the three months ended March 31, 2007. The decrease was generally in line with the decrease in gross premiums written.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended March 31, 2008, premiums earned decreased by $21,897, or 7.5%, as compared to the three months ended March 31, 2007. The lower decline in premiums earned relative to premiums written is principally attributable to the lag in recognition of the decreased premiums written in the latter half of 2007.

Losses and Loss Adjustment Expenses

For the three months ended March 31, 2008, the Company’s calendar period loss and LAE ratio increased to 77.1% from 65.9% for the three months ended March 31, 2007, an increase of 11.2 points. The increase in the loss ratio is due to unfavorable prior year loss development in 2008 of 4.9 points as compared to favorable prior year development in 2007 of 4.2 points as well as a 2.1 point increase in the current accident year loss ratio. The unfavorable prior year loss development in 2008 is due to the impact of the Kelly-Moore asbestos litigation settlement (9.4 points) partially offset by favorable development in core lines of business. Included in prior year loss development was $3,803 and $3,387 of amortization of deferred income on retroactive reinsurance contracts in the three months ended March 31, 2008 and 2007, respectively.

The accident year loss and LAE ratio was 72.2% for the first quarter of 2008 compared to 70.1% for the first quarter of 2007. The full year accident year 2007 loss ratio was 68.9%. The increase in the accident year loss ratio in 2008 is largely due to price softening in the core lines of business as well as an increase in commercial auto reserves in response to an increase in the number of large claims filed.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three months ended March 31, 2008, the Company’s underwriting expense ratio was 29.8% as compared to 28.8% for the three months ended March 31, 2007.

The Company’s policy acquisition expense ratio decreased to 14.1% for the three months ended March 31, 2008 from 14.6% for the three months ended March 31, 2007, primarily due to lower reinsurance costs and higher ceding commissions partially offset by higher direct commissions.

The Company’s other underwriting expense ratio increased to 15.7% for the three months ended March 31, 2008 from 14.2% for the three months ended March 31, 2007, attributable to a reduction in net earned premium and a modest increase in general expenses. The Company is currently operating in a soft market, characterized by declining premiums, and, should such conditions persist, the other underwriting expense ratio may continue to be adversely affected for the remainder of 2008.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Average investments, at book value[1]	$4,548,155	$3,993,057

Investment income	$15,841	$35,413
Realized investment gains	155,268	14,474
Pre-tax equity in earnings of investees	(712)	6,716
Change in unrealized investment gains and losses and foreign currency translation	(13,403)	(7,015)

Total return on investments	$156,994	$49,588

Annualized total return on investments	13.8%	5.0%

1 Includes cash and cash equivalents and assets pledged for short-sale obligations.

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. The annualized rate of return on investments was 13.8% and 5.0%, for the three months ended March 31, 2008 and 2007, respectively. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In addition, the Company also owns a number of investments in derivative securities, including credit default swaps, and equity method investments, which are subject to greater volatility than fixed income investments. Although these derivative securities and equity method investments may provide higher expected returns, they present greater risk and are less liquid than fixed income investments. As a result of these factors, the Company’s return on its investments may fluctuate in a given period.

Investment Income

The components of investment income for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007

Interest on fixed income securities	$24,291	$25,196
Dividends from equity securities	6,908	5,358
(Losses) earnings from other invested assets	(13,680)	3,125
Other, primarily interest on cash and cash equivalents	9,953	9,555

Gross investment income	27,472	43,234
Interest on funds held under reinsurance contracts	(5,309)	(4,152)
Investment expenses	(6,322)	(3,669)

Investment income	$15,841	$35,413

The decrease in investment income in the three months ended March 31, 2008 of $19,572, or 55.3%, was primarily due to losses on the Company’s partnership investments, attributable to depressed stock market conditions, as compared to earnings from the partnership investments in the three months ended March 31, 2007. In addition, the Company also incurred higher investment expense, in an amount equal to dividend earnings on the SPDRs sold, in the first quarter of 2008 as compared to the first quarter of 2007, due to additional SPDRs short-sales of approximately $320 million, executed in the latter half of 2007.

Realized Investment Gains

Net realized investment gains in the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007

Fixed income securities	$10,940	$5,061
Equity securities	—	8,845
Short-sales, derivatives and hybrid financial instruments	227,896	526
Other invested assets	(42,655)	42

	196,181	14,474
Other than temporary impairment charges	(40,913)	—

Total realized investment gains (pre-tax)	$155,268	$14,474

The increase in net realized investment gains in 2008 as compared to 2007 is primarily attributable to significant gains on the credit default swaps and SPDRs short-sales. During the first quarter of 2008, the Company recorded realized gains of $123,536 on sales of $633.1 million notional value of credit default swaps and mark-to-market gains of $30,437, as compared to mark-to-market gains of $10,669 in 2007. The Company also recorded mark-to-market gains of $69,515 on the SPDRs short-sales in 2008 as compared to mark-to-market losses of $875 in 2007. For further details on realized gains incurred on the Company’s short-sales, derivatives and hybrid financial instruments, refer to Note 3 to the consolidated financial statements.

From April 1, 2008 to April 25, 2008, the net loss related to the credit default swaps was $75,425. The fair value of the $4,791,187 notional amount of credit default swaps that the Company held at April 25, 2008 was $173,410, compared to a fair value of $252,735 at March 31, 2008 of the $4,831,855 notional amount of credit default swaps held on that date.

Partially offsetting the increase in realized investment gains in the three months ended March 31, 2008 as compared to 2007, was a mark-to-market loss of $41,084 incurred in respect of the Company’s investment in Northbridge, attributable to the change in fair value resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), effective January 1, 2008, and other than temporary impairment charges of $40,913, of which $39,648 was attributable to the write down of one equity security and $1,265 was attributable to the write down of one fixed income security. For further details on SFAS 159, refer to Note 2 to the consolidated financial statements.

Pre-tax Equity in Earnings of Investees

The decrease in pre-tax equity in earnings of investees of $7,428, or 110.6%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, was primarily attributable to the reduction in earnings from Northbridge, which was previously accounted for under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Effective January 1, 2008, the Company elected the fair value option for Northbridge under SFAS 159. Northbridge contributed $6,112 to the Company’s pre-tax equity in earnings of investees in the three months ended March 31, 2007.

Interest and Other Expense

For the three months ended March 31, 2008, interest and other expenses were $9,162 compared to $7,485 for the three months ended March 31, 2007. The higher expense was primarily due to an increase in charitable contributions partially offset by lower interest expense, attributable to the restructuring of the Company’s long-term debt in the second quarter of 2007. In addition, other expense in the first quarter of 2007 was favorably affected by an accrual adjustment.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. The Company requires cash to meet its annual debt service obligations (approximately $26.0 million per year), to pay corporate expenses and, ultimately, to repay the $334.3 million aggregate principal amount of senior notes, $330.0 million of which is due in 2017. The Company has provided notice to holders of its senior notes due 2013 that it will redeem, as of the redemption date of June 15, 2008, the $4.3 million senior notes due 2013 at the redemption price of 105.188%.

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At March 31, 2008, US Fire reported statutory earned surplus of $435,102 and North River reported statutory earned surplus of $90,308. On March 31, 2008, US Fire paid a cash dividend in the amount of $116,000 to the Company.

Cash used in financing activities was confined to dividends paid to Fairfax of $80,000 and $61,000 in the three months ended March 31, 2008 and 2007, respectively.

Shareholder’s equity was $1,354,428 at March 31, 2008, as compared to $1,293,459 at December 31, 2007. The increase in shareholder’s equity was primarily the result of current year earnings of $93,401 and an opening adjustment to shareholder’s equity upon adoption of SFAS 157 and SFAS 159 of $56,204, partially offset by $80,000 of dividends paid to Fairfax and net unrealized investment losses of $8,712.

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

The insurance subsidiaries are currently operating in a soft market and as a result have been experiencing declining premiums. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected claim payments will also decline in the relative near term as the exposures run off. However, the Company’s casualty business (over 60% of total gross premiums written in the first quarter of 2008) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary in any given period.

Cash provided by operating activities was $24,420 for the three months ended March 31, 2008 as compared to $27,222 for the three months ended March 31, 2007. The unfavorable variance from prior year is attributable to lower premium collections, partially offset by lower net paid losses and lower income tax payments. The lower net paid losses are primarily related to the 2004 and 2005 hurricanes and commutation proceeds, partially offset by higher core net paid losses.

The insurance subsidiaries maintain a substantial position in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, the insurance subsidiaries have sufficient cash, short-term investments and available credit facilities, that together with cash generated from future investing operations, will meet their operating liquidity needs. Cash and short-term investments on hand at March 31, 2008 were $448,492.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents, assets pledged for short-sale obligations and restricted cash (cash of $75 million held in an escrow account as of March 31, 2008, for the purchase of a fixed income security which was purchased shortly after the quarter end) was approximately $4.6 billion and $4.5 billion at March 31, 2008 and December 31, 2007, respectively, of which $448,492 and $343,644 was held in cash, cash equivalents and short-term investments at March 31, 2008 and December 31, 2007, respectively.

Investments in available-for-sale fixed income and equity securities are summarized below:

	At March 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
U.S. government and government agencies and authorities[1]	$1,961,161	$27,166	$10,653	$1,977,674
States, municipalities and political subdivisions	2,808	39	34	2,813
Other corporate fixed income securities	3,515	151	—	3,666

Total fixed income securities	1,967,484	27,356	10,687	1,984,153

Equity securities:
Common stocks	688,861	33,793	53,198	669,456
Preferred stocks	8,090	—	255	7,835

Total equity securities	696,951	33,793	53,453	677,291

Total available-for-sale securities	$2,664,435	$61,149	$64,140	$2,661,444

[1]	Includes U.S. Treasuries pledged for short-sale obligations at a fair value of $316,965 (book value of $311,894).

Certain individual available-for-sale securities had gross unrealized losses at March 31, 2008 totaling $64,140, which represented 4.3% of the cost or amortized cost of such securities in the aggregate.

The number of continuous months in which securities in an unrealized loss position at March 31, 2008, had been in such a position is summarized as follows:

	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss	Securities

Fixed income securities:
U.S. government and government agencies and authorities	$1,085,866	$6,258	3	$92,789	$4,395	2	$1,178,655	$10,653	5
States, municipalities and political subdivisions	672	34	3	—	—	—	672	34	3

Total fixed income securities	1,086,538	6,292	6	92,789	4,395	2	1,179,327	10,687	8
Equity securities:
Common stocks	249,444	53,198	10	—	—	—	249,444	53,198	10
Preferred stocks	7,835	255	2	—	—	—	7,835	255	2

Total equity securities	257,279	53,453	12	—	—	—	257,279	53,453	12

Total securities in an unrealized loss position	$1,343,817	$59,745	18	$92,789	$4,395	2	$1,436,606	$64,140	20

Management has reviewed currently available information regarding those securities whose estimated fair value is less than cost or amortized cost at March 31, 2008 and believes that the gross unrealized depreciation is temporary in nature.

Substantially all of the gross unrealized losses of $10,687 in the fixed income portfolio at March 31, 2008 are attributable to U.S. Treasury securities. These securities are backed by the full faith and credit of the U.S. government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. No fixed income security had a loss that exceeded 10% of its cost at March 31, 2008.

Gross unrealized losses of $53,453 in the equity portfolio at March 31, 2008 are attributable to 12 securities, 10 of which had a loss that exceeded 10% of their cost at March 31, 2008. The Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At March 31, 2008, the Company held three securities within its fixed income portfolio, with a fair value of $1 million, that are guaranteed by financial guarantee companies. Any downgrade in the ratings of these financial guarantee companies is likely to have an adverse effect on the fair value of these securities. The Company does not hold any mortgage-backed securities in its investment portfolio, has generally avoided taking long positions in equity securities where there may be indirect exposure to mortgages and currently has substantial defensive positions in the mortgage, financial guarantee and other financial services industries through credit default swaps, short-sales of individual securities and short-sales of the SPDRs. Subsequent to the quarter end, the Company replaced its SPDRs and common stock short positions with total return swaps, primarily to reduce margin maintenance requirements and to reduce counterparty credit risk.

At March 31, 2008 and December 31, 2007, 93.8% and 94.0% of the Company’s fixed income securities were rated investment grade, respectively.

The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $152,062 and $384,030 at March 31, 2008 and December 31, 2007, respectively, and are included in other invested assets on the consolidated balance sheets. For the three months ended March 31, 2008 and 2007, (losses) earnings of equity method investees were $(14,392) and $9,841, respectively. (Losses) earnings of investment companies and similar equity method investees of $(13,680) and $3,125, in the three months ended March 31, 2008 and 2007, respectively, are included in investment income on the consolidated statements of income. Pre-tax (losses) earnings of other equity method investees of $(712) and $6,716 in the three months ended March 31, 2008 and 2007, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all equity method investees were $119 and $1,278 in the three months ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements Adopted

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted SFAS 159. Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment, net of tax, to opening shareholder’s equity. For the three months ended March 31, 2008 the change in fair value of Northbridge of $41,084, was recorded through earnings, in realized investment gains and losses in the consolidated statement of income.

For further details on SFAS 157 and SFAS 159, refer to Note 2 to the consolidated financial statements.

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

Interest Rate Risk

At March 31, 2008, the fair value of Crum & Forster’s investment portfolio included approximately $1,984,153 of fixed income securities (including $316,965 of assets pledged for short-sale obligations) and $126,941 of hybrid financial instruments, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At March 31, 2008
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change

200 basis point decline	$2,719,494	$608,400	28.8%
100 basis point decline	$2,389,637	278,543	13.2%
Base scenario	$2,111,094	—	—
100 basis point increase	$1,879,481	(231,613)	(11.0)%
200 basis point increase	$1,682,045	(429,049)	(20.3)%

As an economic hedge against deteriorating conditions in the credit markets, the Company has sold short securities of certain U.S. financial institutions with a fair value of $5,685 and $12,156 at March 31, 2008 and December 31, 2007, respectively. A hypothetical 10% decrease in the price of these securities would result in a $569 decrease in the obligations to purchase the securities sold. At December 31, 2007, a hypothetical 10% decrease in the price of these securities would have resulted in a decrease of $1,216 in the obligations to purchase the securities sold. During the first quarter of 2008, the Company closed some of its short-sale positions. The Company expects that a decline in the short-sale obligations will offset losses in the fixed income portfolio in the event of deteriorating conditions in the credit markets.

The Company has also purchased credit default swaps that serve as an economic hedge against declines in the fair value of various financial assets owned by the Company. These credit default swaps are recorded at fair value in other invested assets on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The total cost of the credit default swaps was $72,774 and $84,529 at March 31, 2008 and December 31, 2007, respectively, and the fair value was $252,735 and $234,053, at March 31, 2008 and December 31, 2007, respectively. The notional amount of credit default swaps was approximately $4.8 billion and $5.2 billion at March 31, 2008 and December 31, 2007, respectively, with an average term to expiry of 3.5 years at March 31, 2008. For the three months ended March 31, 2008 and 2007, realized investment gains resulting from the net change in fair value of the credit default swaps was $153,973 and $10,669, respectively.

For further details on the Company’s short-sale transactions and credit default swaps, see Note 3 to the consolidated financial statements.

Equity Price Risk

At March 31, 2008, the Company’s equity portfolio included $677,291 of marketable equity securities and $132,809 of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 17.5% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $81,010 in the fair value of the equity portfolio at March 31, 2008. At December 31, 2007, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $85,630 in the fair value of the equity portfolio. The decrease in the Company’s exposure to equity price risk is the result of the decrease in the value of the equity portfolio from December 31, 2007.

As an economic hedge against a decline in the U.S. equity markets, the Company has executed short-sales of SPDRs with a fair value of approximately $638,100 and $707,615 at March 31, 2008 and December 31, 2007, respectively. The Company has purchased S&P Index call options, limiting the potential loss on the future purchases of the SPDRs to approximately $227 million at March 31, 2008. A hypothetical 10% decrease in the price of the SPDRs would result in a $63,810 decrease in the fair value of the obligations to purchase the SPDRs at March 31, 2008. At December 31, 2007, a hypothetical 10% decrease in the price of the SPDRs would have resulted in a decrease of $70,762 in the fair value of the obligation to purchase the SPDRs. The Company expects that a decline in the SPDRs obligations will offset losses in the equity portfolio in the event of a decline in the U.S. equity markets.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At March 31, 2008, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $546,340, or 11.8%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Canadian dollar denominated and Euro denominated securities, which represented 6.5% and 1.8%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $54,634 at March 31, 2008. At December 31, 2007, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $47,897 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. On August 31, 2007, the court dismissed the antitrust claims with prejudice. On September 28, 2007, the court dismissed the RICO case with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal of the trial court’s dismissals with the U.S. Court of Appeal for the Third Circuit. The plaintiffs’ opening brief was filed and served on February 19, 2008. Opposition briefs were filed April 7, 2008. Plaintiffs filed their reply brief on April 24, 2008. A final ruling is not expected from the Court of Appeals before early 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

As previously disclosed, Kelly-Moore Paint Company, Inc. (“Kelly-Moore”) filed litigation against the Company in the San Francisco Superior Court (California) in connection with certain general liability and umbrella liability policies issued to it. The litigation sought coverage for bodily injury claims arising out of exposure to asbestos-containing products that Kelly-Moore and/or a subsidiary sold between 1960 and 1978. It also sought breach of contract and bad faith damages. In May 2006, Kelly-Moore filed a second amended complaint seeking to recover from the Company defense costs it allegedly paid to defend asbestos claims. Kelly-Moore also sought payment of sums for contribution and/or subrogation pursuant to three other excess insurers’ assigned claims based on defense payments allegedly made on Kelly-Moore’s behalf. Kelly-Moore was seeking $53 million for the defense costs, plus interest, and an additional $33 million for the contribution/subrogation claims. Kelly-Moore also sought to recover extra-contractual and punitive damages as part of its bad faith claim. At a recent settlement conference, the case was settled. The Company obtained a full and final release of all claims and recorded a $25.5 million charge to incurred losses including all legal and other expenses associated with the defense of the case.

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

Changes to Board of Directors

Mr. Paul Murray retired as a director of the Company, chairman of its audit committee and a member of its compensation committee effective April 16, 2008. Mr. Alan D. Horn was elected to the board of directors of the Company as of April 16, 2008 and also elected chairman of the audit committee and a member of the compensation committee. A Form 8-K was neither filed nor required to be filed in connection with these changes to the board of directors of the Company.

Changes of Officers

Mr. Nikolas Antonopoulos retired as Chairman and Chief Executive Officer of Crum & Forster’s principal insurance subsidiaries as of January 1, 2008 and as President and Chief Executive Officer of the Company as of March 8, 2008. Mr. Douglas M. Libby was appointed to succeed Mr. Antonopoulos in each of those positions. A Form 8-K relating to these changes was filed with the SEC on September 27, 2007.

ITEM 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: May 1, 2008	By: /s/ Douglas M. Libby Douglas M. Libby President and Chief Executive Officer

Date: May 1, 2008	By: /s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008).

*	Filed herewith