Form 10-Q
period 2008-06-30
CRUM & FORSTER HOLDINGS CORP
filed 2008-08-01
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
June 30, 2008	333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3611900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

305 Madison Avenue, Morristown, New Jersey 07962
(Address of principal executive office)

(973) 490-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 31, 2008

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $1,807,381 and $1,741,750 in 2008 and 2007, respectively)	$1,761,622	$1,718,637
Equity securities, at fair value (cost of $732,818 and $661,289 in 2008 and 2007, respectively)	761,364	684,457
Other invested assets (includes $442,662 and $240,015 in 2008 and 2007, respectively, carried at fair value)	604,766	631,507
Hybrid financial instruments, at fair value	202,415	125,848
Short-term investments at cost, which approximates fair value	120,702	196,138

Total investments	3,450,869	3,356,587
Cash and cash equivalents	480,605	147,506
Assets pledged for derivatives and short-sale obligations	206,775	1,043,436
Accrued investment income	40,219	37,201
Premiums receivable	213,804	213,488
Reinsurance recoverable	837,485	1,310,192
Reinsurance recoverable from affiliates	213,697	229,591
Prepaid reinsurance premiums	25,116	21,848
Deferred income taxes	87,593	93,161
Deferred policy acquisition costs	66,055	72,282
Other assets	77,903	87,520

Total assets	$5,700,121	$6,612,812

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,119,544	$3,178,506
Unearned premiums	445,601	486,091
Funds held under reinsurance contracts	233,053	250,697
Accounts payable and other liabilities	195,170	220,142
Deferred income on retroactive reinsurance	135,659	152,041
Short-sale obligations	—	718,656
Long-term debt	309,752	313,220

Total liabilities	4,438,779	5,319,353

Commitments and contingencies (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(17,564)	44,479
Retained earnings	537,913	507,987

Total shareholder’s equity	1,261,342	1,293,459

Total liabilities and shareholder’s equity	$5,700,121	$6,612,812

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES
Premiums earned	$262,882	$306,821	$534,692	$600,528
Investment income	31,245	39,517	47,086	74,930
Realized investment gains and losses	9,709	(11,067)	164,977	3,407

Total revenues	303,836	335,271	746,755	678,865

EXPENSES
Losses and loss adjustment expenses	245,746	201,690	455,356	395,150
Policy acquisition costs	38,497	42,705	76,946	85,682
Other underwriting expenses	44,821	39,723	87,429	81,500
Interest expense	7,012	7,604	14,032	15,864
Costs related to early retirement of debt	392	21,188	392	21,188
Other (income) expense, net	(490)	586	1,652	(189)

Total expenses	335,978	313,496	635,807	599,195

(Loss) income before income taxes and equity in earnings of investees	(32,142)	21,775	110,948	79,670
Income tax (benefit) expense	(12,564)	6,800	36,662	26,207

(Loss) income before equity in earnings of investees	(19,578)	14,975	74,286	53,463
Equity in earnings (losses) of investees, net of tax	2	3,730	(461)	8,095

NET (LOSS) INCOME	$(19,576)	$18,705	$73,825	$61,558

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	44,479	(36,978)
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	(29,897)	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	—	(10,146)

Balance, beginning of period, after cumulative effect of adjustments	14,582	(47,124)
Unrealized investment losses, net of transfers to realized investment gains and losses	(32,365)	(24,113)
Foreign currency translation	83	9,943
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	136	—

Balance, end of period	(17,564)	(61,294)

RETAINED EARNINGS
Balance, beginning of period	507,987	389,040
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	86,101	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155 and equity method investee adoption of FASB Interpretation No. 48	—	9,465

Balance, beginning of period, after cumulative effect of adjustments	594,088	398,505
Net income	73,825	61,558
Dividends to shareholder	(130,000)	(91,000)

Balance, end of period	537,913	369,063

TOTAL SHAREHOLDER’S EQUITY	$1,261,342	$1,048,762

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET (LOSS) INCOME	$(19,576)	$18,705	$73,825	$61,558

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(36,074)	(28,576)	(49,792)	(37,097)
Foreign currency translation	(187)	13,791	128	15,297
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	91	—	209	—

Other comprehensive loss for the period, before tax	(36,170)	(14,785)	(49,455)	(21,800)

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit from unrealized investment losses	12,626	10,002	17,427	12,984
Deferred income tax benefit (expense) from foreign currency translation	65	(4,827)	(45)	(5,354)
Deferred income tax expense from amortization of actuarial gain and transition obligation included in net periodic benefit costs	(31)	—	(73)	—

Total deferred income tax benefit for the period	12,660	5,175	17,309	7,630

Other comprehensive loss for the period, net of tax	(23,510)	(9,610)	(32,146)	(14,170)

COMPREHENSIVE (LOSS) INCOME	$(43,086)	$9,095	$41,679	$47,388

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$73,825	$61,558
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premium (discount) on fixed income securities	929	(4,540)
Realized investment gains	(164,977)	(3,407)
Losses (earnings) of equity method investees, net of dividends	944	(9,860)
Losses (earnings) of investment companies and similar equity method investees	9,853	(8,786)
Loss on commutation	75,470	—
Depreciation and amortization	1,752	1,577
Deferred income tax benefit	(7,387)	(24,963)
Costs related to early retirement of debt	170	9,216
Other non-cash net income adjustments	9,325	5,564
Changes in:
Accrued investment income	(3,005)	(995)
Premiums receivable	933	205
Reinsurance recoverable	373,479	63,195
Prepaid reinsurance premiums	(3,268)	2,520
Deferred policy acquisition costs	6,227	(756)
Other assets	16,698	(821)
Unpaid losses and loss adjustment expenses	(58,962)	(54,084)
Unearned premiums	(40,490)	(9,294)
Accounts payable and other liabilities	(23,988)	(13,564)

Net cash provided from operating activities	267,528	12,765

INVESTING ACTIVITIES
Purchases of fixed income securities	(188,148)	(149,214)
Sales and maturities of fixed income securities	228,849	211,177
Purchases of equity securities	(113,091)	(135,590)
Sales of equity securities	—	114,062
Purchases of other invested assets	(16,367)	(24,040)
Sales of other invested assets	158,219	39,391
(Purchases) sales of hybrid financial instruments	(75,000)	2,259
Purchases of short term investments	(474,450)	(74,758)
Sales and maturities of short term investments	549,887	51,668
Net change in short-sale obligations	(649,517)	25,011
Net change in cash collateral	783,114	(47,289)
Net settlements of total return swaps	(2,616)	—
Purchases of fixed assets	(1,039)	(408)

Net cash provided from investing activities	199,841	12,269

FINANCING ACTIVITIES
Dividends to shareholder	(130,000)	(91,000)
Issuance of 7 3/4% long-term debt	—	330,000
Repayment of 10 3/8% long-term debt	(4,270)	(295,730)
New debt issuance costs	—	(23,423)

Net cash used in financing activities	(134,270)	(80,153)
Net change in cash and cash equivalents	333,099	(55,119)
Cash and cash equivalents, beginning of period	147,506	366,743

Cash and cash equivalents, end of period	$480,605	$311,624

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13,009	$12,324

Cash paid to parent for income taxes	$34,802	$43,261

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

1.	Organization and Basis of Presentation

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be conducted as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the then “A−” A.M. Best rating of Crum & Forster. A.M. Best upgraded the financial strength ratings of the Crum & Forster companies to “A” in June 2008. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, the policies underwritten by Fairmont were issued initially by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. Since the second half of 2007, substantially all Fairmont business has been written directly by Crum & Forster.

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

The interim financial data at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring items, that are necessary for a fair presentation of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

SFAS No. 162. In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and does not expect its adoption will have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial position or results of operations.

SOP 07-1. In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”), which provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies. For those entities that are investment companies under the SOP, it also addresses whether investment company accounting should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The Company anticipates that the adoption of SOP 07-1 will not have a material effect on its results of operations or financial position. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, which provides an indefinite deferral of SOP 07-1.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides the option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial instrument. Subsequent changes in fair value are recorded through earnings. Additionally, SFAS 159 allows for a one-time election for existing eligible financial instruments upon adoption, with the transition adjustment recorded to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159, effective January 1, 2008, and elected to apply the fair value option to its investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company traded on the Toronto Stock Exchange. Northbridge was previously accounted for under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock.

In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a quoted market price in an active market. The Company concluded that the election would be inappropriate for those equity method investments that do not have quoted market prices in active markets due to the degree of judgment that would be needed to measure their fair values and the additional accounting risk associated with those valuations. The Company’s investment in Northbridge met the criteria for the fair value election. Although the Company accounts for other investments under the equity method, there is no other equity method investment which has a quoted market price that is not currently being carried at fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company includes its investment in Northbridge in other invested assets on the consolidated balance sheets. At June 30, 2008, the carrying and fair value of Northbridge was $248,454. At December 31, 2007, the carrying value of Northbridge was $200,484 and the fair value was $289,812 ($288,870 after restating for the adoption of SFAS 157, effective January 1, 2008, discussed further below). Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment (comprised of a reduction of $29,376 to opening accumulated other comprehensive income and an increase of $87,439 to opening retained earnings), net of tax, to opening shareholder’s equity. For the three and six months ended June 30, 2008, the change in fair value of Northbridge was a gain of $668 and a loss of $40,416, respectively, which was recorded through earnings, in realized investment gains and losses, in the consolidated statements of operations. Dividends of $1,275 and $2,522 were received from Northbridge for the three and six months ended June 30, 2008, respectively, and have been recorded as investment income in the consolidated statements of operations.

SFAS No. 157 and FSP FAS 157-2. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company determines fair value of its investments using inputs that are published exchange prices, third party broker quotes or quoted prices for similar securities. The Company adopted SFAS 157, effective January 1, 2008, and concurrent with its adoption established a policy for those securities measured on the basis of bid-ask prices to use the bid price for long positions (assets), which reflects the highest price that a buyer is willing to pay for an asset, and the ask price for short positions (liabilities), which represents the lowest price a seller is willing to accept for an asset. Prior to the adoption of SFAS 157, the Company used a market price within the bid-ask spread. Upon adoption of SFAS 157, the Company recorded a cumulative adjustment of $1,859, net of tax, to opening shareholder’s equity (comprised of a reduction of $521 to opening accumulated other comprehensive income and a reduction of $1,338 to opening retained earnings).

In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral is effective until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At that time, the provisions of SFAS 157 will apply to non-financial assets and non-financial liabilities that are measured at fair value on a non-recurring basis. The Company does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

3.	Investments

Derivatives, Hybrid Financial Instruments and Short Sales

The Company has utilized and may continue to utilize derivative instruments and short sales principally as protection against potential adverse changes in the value of its assets and liabilities. These products are not linked to specific assets and liabilities on the balance sheet and therefore do not qualify for hedge accounting.

The following table summarizes the Company’s derivatives, hybrid financial instruments (which include embedded derivatives) and short positions at June 30, 2008 and December 31, 2007.

	June 30, 2008			December 31, 2007
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$4,723,236	$68,870	$225,521	$5,157,897	$84,529	$234,053
Total return swaps	848,642	—	14,414	—	—	—
S&P Index call options	884,512	393	—	867,616	1,615	60
Warrants	101,201	10,225	2,432	101,201	10,225	5,902
Hybrid financial instruments	217,546	211,827	202,415	142,546	136,827	125,848
Securities sold short:
SPDRs	—	—	—	—	(619,587)	(707,615)[1]
Common stocks	—	—	—	—	(12,522)	(12,156)

[1]	The fair values of the Standard & Poor’s Depositary Receipts (“SPDRs”) and common stock short-sales in the table above have been restated as of December 31, 2007, to reflect the adoption of SFAS 157. The Company uses the bid price for long positions (assets) and the ask price for short positions (liabilities). Previously, the Company used a price within the bid-ask spread.

The following table presents the fair values and balance sheet location of the Company’s derivatives and hybrid financial instruments as of June 30, 2008, none of which are designated as hedging instruments.

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Credit default swaps	Other invested assets	$225,521	N/A	$—
Total return swaps	Other invested assets	$18,652	Other invested assets	$4,238
S&P Index call options	Other invested assets	$—	N/A	$—
Warrants	Other invested assets	$2,432	N/A	$—
Hybrid financial instruments	Hybrid financial instruments	$202,415	N/A	$—

The Company has elected to net derivative asset and liability positions with the same counterparty where the legal right of offset exists under a master netting arrangement, pursuant to FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts. In addition, FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, permits companies that enter into such master netting arrangements to offset against their net derivative positions the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. The Company has recorded cash collateral in connection with its credit default swaps in the amount of $48,159 and the obligation to return this cash collateral has been netted against the fair value of derivative positions included in other invested assets on the consolidated balance sheet at June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The credit default swaps serve as economic hedges against declines in the fair value of the Company’s financial assets. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. The swap agreements require the counterparties to pledge U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, was approximately $153,599 at June 30, 2008. The Company has the right to sell or repledge $62,991 of this collateral, which it has not exercised.

The cost, notional amount and fair value of the Company’s credit default swaps are shown in the preceding table. In the six months ended June 30, 2008, the Company purchased $4,600 of credit default swaps with a notional amount of $182,500, and sold credit default swaps with a cost of $20,259 and notional amount of $778,891 for proceeds of $169,777. The credit default swap portfolio had an average term to expiry of 3.3 years at June 30, 2008.

A maturity analysis of the credit default swaps at June 30, 2008 is summarized as follows:

	Notional Amount	Fair Value

Expiring in one year or less	$145,581	$6,265
Expiring after 1 year through 5 years	3,092,182	138,418
Expiring after 5 years through 10 years	1,485,473	80,838

	$4,723,236	$225,521

The Company has purchased total return swaps as an economic hedge against a decline in the U.S. equity markets and deteriorating conditions in the credit markets. These total return swaps were purchased during the second quarter of 2008 and replaced the Company’s previously held short positions in SPDRs and equity securities of certain U.S. financial institutions. In addition to the SPDRs and financial institution swaps, the Company also purchased total return swaps of various oil and gas companies. The replacement of the short positions with total return swaps reduced margin maintenance requirements and counterparty credit risk. The swaps terminate on March 31, 2009. The Company continues to hold S&P Index call options (the “Options”) to limit the future potential loss on the SPDRs total return swaps to approximately $265,312 at June 30, 2008. At December 31, 2007, the Options limited the potential loss on the SPDRs short positions to approximately $220,000. Changes in the fair value of the total returns swaps, Options and short-sale obligations are recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur. On July 15, 2008, the Company purchased an additional $104,952 notional amount of SPDRs total return swaps.

The Company is required to post collateral on the notional amount of the total return swaps. These assets are recorded in assets pledged for derivatives and short-sale obligations on the consolidated balance sheets. The collateral percentages range from 20% to 45% of the transacted notional amounts. At June 30, 2008, the Company posted $206,775 of U.S. Treasury securities as collateral for the swap transactions. Previously, the Company was required to post collateral on the short-sale transactions equal to between 130% and 150% of the market value of the shorted securities, of which 100% was required to be held in cash or cash equivalents to avoid margin interest fees. At December 31, 2007, the fair value of the assets pledged for the purchase of the short-sale obligations totaled $1,043,436 of which $734,956 was held in cash and $308,480 was held in U.S. Treasury securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. Warrants are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur.

The Company also owns convertible securities with embedded derivatives within its investment portfolio, which allow the Company to convert the fixed income securities to equity securities. As a result of the adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”), on January 1, 2007, the Company no longer bifurcates the derivatives embedded in its convertible securities, and, beginning on January 1, 2007, changes in the fair value of these hybrid financial instruments are recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur. Prior to the adoption of SFAS 155, the Company bifurcated all derivatives embedded in its convertible securities, with changes in the fair value of the host instruments being recorded as unrealized investment gains or losses, a component of shareholders’ equity, and changes in the fair value of the embedded derivative recorded as realized investment gains or losses. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. The hybrid financial instruments are shown separately on the consolidated balance sheets.

Net realized investment gains (losses) on the Company’s derivatives, hybrid financial instruments and short positions included in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, respectively, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Credit default swaps	$2,672	$1,140	$156,645	$11,809
SPDRs short-sales	(4,009)	(21,862)	65,506	(22,737)
Total return swaps	11,797	—	11,797	—
Common stock short-sales	(112)	499	4,749	851
Hybrid financial instruments	580	(7,529)	1,777	(11,017)
S&P Index call options	(33)	7,055	(453)	2,159
Warrants	(2,240)	(2,558)	(3,470)	(3,795)

Total net realized investment gains (losses)	$8,655	$(23,255)	$236,551	$(22,730)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

For the three and six months ended June 30, 2007, net realized investment losses noted above were attributable to mark-to-market gains or losses. Further analysis of the realized gains and losses for the three and six months ended June 30, 2008 is set forth in the tables below. The realized gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments.

	Three Months Ended June 30, 2008
				Common
	Credit	SPDRs	Total	Stock	Hybrid	S&P Index
	Default	Short-	Return	Short-	Financial	Call
	Swaps	Sales	Swaps	Sales	Instruments	Options	Warrants	Total

Realized gains (losses) on disposal	$25,982	$(22,523)	$(2,617)	$2,053	$—	$(228)	$—	$2,667
Reversal of previously recognized mark-to-market (gains) losses	(21,911)	18,514	—	(2,165)	—	228	—	(5,334)
Mark-to-market gains (losses) recognized in period	(1,399)	—	14,414	—	580	(33)	(2,240)	11,322

Net gains realized investment gains (losses)	$2,672	$(4,009)	$11,797	$(112)	$580	$(33)	$(2,240)	$8,655

	Six Months Ended June 30, 2008
				Common
	Credit	SPDRs	Total	Stock	Hybrid	S&P Index
	Default	Short-	Return	Short-	Financial	Call
	Swaps	Sales	Swaps	Sales	Instruments	Options	Warrants	Total

Realized gains (losses) on disposal	$149,518	$(22,523)	$(2,617)	$5,116	$—	$(1,615)	$—	$127,879
Reversal of previously recognized mark-to-market (gains) losses	(103,545)	88,029	—	(367)	—	1,555	—	(14,328)
Mark-to-market gains (losses) recognized in period	110,672	—	14,414	—	1,777	(393)	(3,470)	123,000

Net gains realized investment gains (losses)	$156,645	$65,506	$11,797	$4,749	$1,777	$(453)	$(3,470)	$236,551

Related Party Transactions

In June 2008, the Company invested $10,381 in Arab Orient Insurance Company (“Arab Orient”), a publicly traded insurance company based in Jordan. The Company owned approximately 19.8% of Arab Orient as of June 30, 2008 and expects to make further purchases of Arab Orient shares in 2008 such that its ownership will equal or exceed 20% by year end. The investment in Arab Orient is included in equity securities and carried at fair value, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company has determined that it does not exercise significant influence over Arab Orient. At June 30, 2008, Arab Orient had a fair value of $7,385.

In March 2008, the Company sold its entire 9.3% ownership interest in MFXchange Holdings Inc. (“MFX”), an affiliated equity method investee, to Fairfax, for nominal consideration and recorded a realized loss of $1,550 on this security which was deemed to have no value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Significant Subsidiary

Included in the Company’s investment portfolio is its investment in Northbridge, in which it holds a 15.7% interest as of June 30, 2008. As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company elected the fair value option for Northbridge, which was previously accounted for under the equity method of accounting. For the three and six months ended June 30, 2008, Northbridge was a significant subsidiary as defined in the SEC’s Regulation S-X. The Company’s aggregate share of Northbridge’s statement of income reported in the three and six months ended June 30, 2008, had Northbridge still been accounted for under the equity method of accounting, is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Total revenues	$69,220	$133,341
Total expenses	$44,268	$88,317
Income from continuing operations	$24,952	$45,024
Net income	$16,771	$29,303

4.	Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS 157,which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

Concurrent with the adoption of SFAS 157, the Company established a policy for those securities measured on the basis of bid-ask prices to use the bid price for long positions (assets), which reflects the highest price that a buyer is willing to pay for an asset, and the ask price for short positions (liabilities), which represents the lowest price a seller is willing to accept for an asset. Prior to the adoption of SFAS 157, the Company used a market price within the bid-ask spread. Upon adoption of SFAS 157, the Company recorded a cumulative charge of $1,859, net of tax, to opening shareholder’s equity comprised of a reduction of $521 to opening accumulated other comprehensive income and a reduction of $1,338 to opening retained earnings.

In February 2008, the FASB issued FSP FAS 157-2, which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral is effective until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At that time, the provisions of SFAS 157 will apply to non-financial assets and non-financial liabilities which are measured at fair value on a non-recurring basis.

Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the hierarchy within which the fair value measurement falls is determined based on the lowest level significant input. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

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

The Company’s assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities. Assets and liabilities utilizing Level 2 inputs include U.S. Treasury securities, corporate and municipal bonds, credit default swaps, warrants, S&P Index call options and all except one of the Company’s hybrid financial instruments. Assets and liabilities utilizing Level 3 inputs include one hybrid financial instrument of immaterial value.

The following table sets forth the Company’s assets and liabilities measured at fair value, within the fair value hierarchy, at June 30, 2008:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Fixed income securities	$—	$1,761,622	$—	$1,761,622
Equity securities	761,364	—	—	761,364
Other invested assets[1]	248,454	242,367	—	490,821
Hybrid financial instruments	—	199,917	2,498	202,415
Short-term investments	—	120,702	—	120,702
Assets pledged for derivatives	—	206,775	—	206,775

Total	$1,009,818	$2,531,383	$2,498	$3,543,699

[1]	Excludes investments which are carried under the equity method and cost method of accounting totaling $162,104 and the obligation to return cash collateral of $48,159 which has been netted against the fair value of derivative positions under a master netting arrangement.

During the three and six months ended June 30, 2008, the Company recorded losses of $163 and $2, respectively, in realized investment gains on the consolidated statements of operations, attributable to the change in fair value of its Level 3 financial assets, held at June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross unpaid losses and LAE, beginning of period	$3,172,873	$3,364,042	$3,178,506	$3,371,549
Less ceded unpaid losses and LAE	1,139,807	1,335,078	1,197,496	1,355,253

Net unpaid losses and LAE, beginning of period	2,033,066	2,028,964	1,981,010	2,016,296

Losses and LAE incurred related to:
Current period	186,720	216,002	382,982	421,949
Prior years	59,026	(14,312)	72,374	(26,799)

Total losses and LAE incurred	245,746	201,690	455,356	395,150

Losses and LAE paid related to:
Current period	58,095	48,707	85,612	64,328
Prior years	(174,240)	152,386	(44,203)	317,557

Total losses and LAE paid	(116,145)	201,093	41,409	381,885

Net unpaid losses and LAE, end of period	2,394,957	2,029,561	2,394,957	2,029,561
Add ceded unpaid losses and LAE	724,587	1,287,904	724,587	1,287,904

Gross unpaid losses and LAE, end of period	$3,119,544	$3,317,465	$3,119,544	$3,317,465

For the three and six months ended June 30, 2008, the prior years adverse loss development as compared to favorable development in the corresponding 2007 periods, is primarily attributable to a loss on commutation of a finite reinsurance contract of $75,470. In addition, for the six months ended June 30, 2008, prior year loss development was also adversely impacted by a $25,500 loss attributable to the settlement of an asbestos lawsuit. Losses and LAE paid related to prior years for the three and six months ended June 30, 2008 includes proceeds from the aforementioned commutation of $302,500.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

June 30,
2008

Ceded unpaid losses and LAE in the table above	$724,587
Reconciling items:
Reinsurance receivable on paid losses and LAE	38,902
Retroactive reinsurance recoverable	287,693

Reinsurance recoverable on the consolidated balance sheet	$1,051,182

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$434,194	$429,596	$428,139	$443,055
Less ceded unpaid losses and ALAE	83,178	88,565	94,497	94,817

Net unpaid losses and ALAE, beginning of period	351,016	341,031	333,642	348,238
Net losses and ALAE incurred	—	—	25,500	—
Net paid losses and ALAE	11,748	12,077	19,874	19,284

Net unpaid losses and ALAE, end of period	339,268	328,954	339,268	328,954
Add ceded unpaid losses and ALAE	82,349	92,426	82,349	92,426

Gross unpaid losses and ALAE, end of period	$421,617	$421,380	$421,617	$421,380

During the six months ended June 30, 2008, the Company incurred net losses and ALAE of $25,500 attributable to the settlement of an asbestos lawsuit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Environmental
Gross unpaid losses ALAE, beginning of period	$114,387	$106,073	$117,768	$110,636
Less ceded unpaid losses and ALAE	31,754	33,476	32,725	37,103

Net unpaid losses and ALAE, beginning of period	82,633	72,597	85,043	73,533
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	3,780	8,034	6,190	8,970

Net unpaid losses and ALAE, end of period	78,853	64,563	78,853	64,563
Add ceded unpaid losses and ALAE	30,887	32,250	30,887	32,250

Gross unpaid losses and ALAE, end of period	$109,740	$96,813	$109,740	$96,813

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $22,631 and $24,128, net of reinsurance, at June 30, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Premiums written:
Direct	$274,775	$335,239	$552,824	$651,039
Assumed from other companies, pools or associations	4,864	10,356	9,408	21,487
Ceded to other companies, pools or associations	(33,358)	(34,288)	(71,298)	(78,772)

Net premiums written	$246,281	$311,307	$490,934	$593,754

Premiums earned:
Direct	$289,728	$320,356	$592,615	$629,801
Assumed from other companies, pools or associations	5,222	21,689	10,108	52,019
Ceded to other companies, pools or associations	(32,068)	(35,224)	(68,031)	(81,292)

Premiums earned	$262,882	$306,821	$534,692	$600,528

The components of the Company’s total reinsurance recoverable are summarized as follows:

	June 30,	December 31,
	2008	2007

Reinsurance recoverable on unpaid losses and LAE	$1,012,280	$1,487,986
Reinsurance receivable on paid losses and LAE	38,902	51,797

Total reinsurance recoverable	$1,051,182	$1,539,783

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $52,806 and $50,021 at June 30, 2008 and December 31, 2007, respectively. The decrease in the reinsurance recoverable balance during the six months ended June 30, 2008 is primarily due to the commutation of two corporate aggregate reinsurance contracts as discussed further below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

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

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of operations is summarized as follows (increase (decrease) in indicated component):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Funds held interest charged to investment income	$(3,798)	$(4,186)	$(9,107)	$(8,338)
Losses and LAE	71,669	(3,387)	68,262	(6,774)

Decrease in income before income taxes	$(75,467)	$(799)	$(77,369)	$(1,564)

On June 26, 2008, the Company commuted its 1998 prospective aggregate stop loss contract and the retroactive amendment to that contract. As a result of the commutation the Company received cash proceeds of $302,500, of which $287,375 was recorded in prospective corporate aggregate reinsurance activity and $15,125 was recorded in retroactive corporate aggregate reinsurance activity. The Company also recorded a decrease of $386,748 in the balance recoverable from reinsurers, of which $367,500 was attributable to the prospective contract and $19,248 was attributable to the retroactive amendment. The financial statement effect of the commutation was a non-cash pre-tax charge of $84,248, offset by the release of the unamortized deferred gain balance of $8,778 (related to the retroactive amendment), resulting in a net charge to incurred losses and loss adjustment expenses of $75,470 on the consolidated statements of operations for the three and six months ended June 30, 2008.

In addition to the above commutation, the Company also commuted its 2001 $100 million retroactive adverse development contract with the same reinsurer. This commutation had no impact on the financial statements as the Company had previously reduced the reinsurance recoverable balance by funds held pursuant to a commutation provision contained in the contract.

At June 30, 2008, reinsurance recoverable includes $369,000 related to one retroactive corporate aggregate reinsurance contract, of which $81,307 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of operations.

At June 30, 2008, one prospective contract, covering accident year 2002 remains in effect. The reinsurer under this contract is nSpire, a Fairfax affiliate. There have been no premium cessions since 2002 and no loss cessions under this contract.

Prospective Corporate Aggregate Reinsurance

The effect of prospective corporate aggregate reinsurance on components of the Company’s consolidated statements of operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Funds held interest charged to investment income	$—	$(606)	$(1,575)	$(1,237)
Losses and LAE	80,125	—	80,521	—

Decrease in income before income taxes	$(80,125)	$(606)	$(82,096)	$(1,237)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

For the three months ended June 30, 2008, the above activity arises from the commutation of the aforementioned 1998 aggregate stop loss contract.

For the six months ended June 30, 2008, the above activity arises from the combined effects of the aforementioned commutation as well as a second prospective contract that was commuted effective March 31, 2008. In accordance with the terms of this commutation agreement, the Company commuted ceded loss reserves of $32,348 in consideration of release to the Company of the funds held balance of $31,952. The commutation loss of $396 was charged to incurred losses and loss adjustment expenses on the consolidated statement of income in the six months ended June 30, 2008.

Retroactive Corporate Aggregate Reinsurance

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Funds held interest charged to investment income	$(3,798)	$(3,580)	$(7,532)	$(7,101)
Losses and LAE	(8,456)[1]	(3,387)	(12,259)[2]	(6,774)

Increase (decrease) in income before income taxes	$4,658	$(193)	$4,727	$(327)

[1]	For the three months ended June 30, 2008, losses and LAE is comprised of a loss on commutation of $4,123 offset by $8,778 of unamortized deferred income released on commutation as well as $3,801 of recurring deferred income amortization.
[2]	For the six months ended June 30, 2008, losses and LAE is comprised of a loss on commutation of $4,123 offset by $8,778 of unamortized deferred income released on commutation as well as $7,604 of recurring deferred income amortization.

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(12,579)	(3,387)	(16,382)	(6,774)

Decrease in deferred income	(12,579)	(3,387)	(16,382)	(6,774)
Deferred income on retroactive reinsurance – beginning of period	148,238	164,631	152,041	168,018

Deferred income on retroactive reinsurance – end of period	$135,659	$161,244	$135,659	$161,244

The above activity arises from two retroactive contracts of which only the 2001 retroactive adverse development contract for $400 million remains in effect. The reinsurance recoverable and funds held balances in respect of this contract were $369,000 and $226,421, respectively, at June 30, 2008 ($369,000 and $218,889, respectively, at December 31, 2007). The other contract, the amendment to the 1998 aggregate stop loss contract, has been commuted as previously discussed.

For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

8.	Long-Term Debt

Long-term debt, net of unamortized discount, is comprised as follows:

	June 30,	December 31,
	2008	2007

7 3/4% Senior Notes due 2017	$309,752	$309,036
10 3/8% Senior Notes due 2013	—	4,184

Total	$309,752	$313,220

On May 7, 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7 3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. The 2017 Notes are redeemable at the option of the Company beginning May 1, 2012, at prices set forth in the indenture governing the 2017 Notes. Net proceeds of the Offering to the Company, after commissions and expenses, were approximately $325,100. In connection with the sale of the 2017 Notes, the Company entered into a registration rights agreement under which the Company agreed to use its reasonable best efforts to register with the SEC notes having substantially the same terms as the 2017 Notes, as part of an offer to exchange freely tradeable exchange notes for the 2017 Notes. Pursuant to an exchange offer which was completed on August 16, 2007, the Company issued $330,000 aggregate principal amount of registered notes with substantially the same terms as the 2017 Notes, in exchange for all of the outstanding 2017 Notes.

On May 21, 2007, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300,000 aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company entered into a supplemental indenture eliminating substantially all restrictive covenants and certain event of default provisions contained in the indenture under which the 2013 Notes were issued. Pursuant to the Tender Offer, all but $4,270 aggregate principal amount of the 2013 Notes were purchased and cancelled. The Company paid total consideration of approximately $325,700 to purchase the 2013 Notes tendered and, in addition, paid accrued and unpaid interest of approximately $12,100. The purchase of the 2013 Notes was funded with proceeds from the sale of the aforementioned 2017 Notes and available cash on hand. On June 16, 2008, the Company redeemed all of its outstanding $4,270 aggregate principal amount of the 2013 Notes.

For the six months ended June 30, 2008 and 2007, the Company recognized costs related to the early retirement of its 2013 Notes of $392 and $21,188, respectively, which were comprised of tender premium payments and the write-off of discount and unamortized deferred financing costs remaining on the 2013 notes. For the six months ended June 30, 2008 and 2007, total interest expense on the notes was $14,032 and $15,864, respectively, including amortization of discount and related deferred financing costs.

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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed and the parties are waiting for the court to set oral arguments. A final ruling is not expected from the Court of Appeals before early 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

General liability	$52,532	$59,876	$106,564	$121,626
Workers’ compensation	60,654	69,299	118,353	133,142
Commercial automobile	48,250	53,234	101,807	107,079
Property	44,920	72,391	100,910	142,430
Commercial multi-peril	20,208	19,373	40,774	36,043
Accident and health	29,301	24,440	52,224	44,108
Other[1]	7,017	8,208	14,060	16,100

Total premiums earned	$262,882	$306,821	$534,692	$600,528

[1]	Other includes surety, homeowners and personal automobile lines of business.

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
General liability	$37,622	71.6%	$39,358	65.7%	$77,830	73.0%	$83,425	68.6%
Workers’ compensation	46,651	76.9%	49,376	71.3%	95,181	80.4%	103,322	77.6%
Commercial automobile	35,666	73.9%	35,056	65.9%	75,016	73.7%	70,391	65.7%
Property	31,587	70.3%	57,681	79.7%	67,858	67.2%	104,879	73.6%
Commercial multi-peril	12,438	61.5%	12,901	66.6%	25,216	61.8%	22,763	63.2%
Accident and health	20,039	68.4%	18,827	77.0%	35,737	68.4%	31,302	71.0%
Other	2,717	38.7%	2,803	34.1%	6,144	43.7%	5,867	36.4%

Total accident year losses and LAE	186,720	71.0%	216,002	70.4%	382,982	71.6%	421,949	70.3%
Prior years’ loss development	59,026	22.5%	(14,312)	(4.7)%	72,374	13.6%	(26,799)	(4.5)%

Calendar year losses and LAE	$245,746	93.5%	$201,690	65.7%	$455,356	85.2%	$395,150	65.8%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business. For the three and six months ended June 30, 2008, the prior years’ adverse loss development, as compared to favorable development in the corresponding 2007 periods, is primarily attributable to a loss on commutation of a finite reinsurance contract of $75,470. In addition, for the six months ended June 30, 2008, prior year loss development was also adversely impacted by a $25,500 loss attributable to the settlement of an asbestos lawsuit.

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

Statements Regarding Forward-Looking Information

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe-harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Competitive conditions in the insurance market;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to realize the Company’s investment objectives;

•	Adverse effect of recent credit market events on the Company’s financial results;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Loss of key producers;

•	Exposure to emerging claims and coverage issues;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Adverse developments in the prospects or results of operations of Fairfax or its affiliates;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

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

During the six months ended June 30, 2008, the Company increased its asbestos reserves by $25,500. The increase was attributable to the settlement of an asbestos lawsuit with Kelly-Moore Paint Company, Inc. (“Kelly-Moore”). For further details on Kelly-Moore, refer to “Item 1. – Legal Proceedings” included in “Part II – Other Information”. No adjustment was made to environmental or other latent reserves in the six months ended June 30, 2008. In 2007 and 2006, based on the Company’s internal actuarial reviews, the Company strengthened its asbestos, environmental and other latent reserves by $54,547 and $33,897, respectively.

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

During the three and six months ended June 30, 2008, the Company recorded other than temporary impairment charges of $165 and $41,078, respectively, the majority of which was attributable to the writedown of one equity security. No other than temporary impairments were recorded for the six months ended June 30, 2007. See “Liquidity and Capital Resources – Insurance Subsidiaries” for a further discussion of investments in an unrealized loss position.

Derivatives and Hybrid Financial Instruments Valuation

Derivatives and hybrid financial instruments currently held by the Company include credit default swaps, total return swaps, warrants, S&P Index call options which limit the potential loss on the Company’s Standard & Poor’s Depositary Receipts (“SPDRs”) total return swaps and convertible securities. These securities are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements.

At June 30, 2008, the fair value of the derivatives and hybrid financial instruments was $242,367 and $202,415, respectively. At December 31, 2007, the fair value of the derivatives and hybrid financial instruments was $240,015 and $125,848, respectively. Gains or losses arising from changes in the fair value of these securities are recorded in realized investment gains and losses in the consolidated statements of operations. For the three months and six months ended June 30, 2008, net realized investment gains resulting from the change in fair value of the derivatives and hybrid financial instruments were $12,776 and $166,296, respectively. For the three months and six months ended June 30, 2007, net realized investment losses resulting from the change in fair value of the derivatives and hybrid financial instruments were $1,892 and $844, respectively.

Reinsurance Recoverable

Amounts recoverable from reinsurers are initially estimated in conjunction with the establishment of reserves for unpaid losses and LAE. These amounts may be adjusted as actual case reserves are recorded and reinsured claims are settled. The ceding of risk to reinsurers does not relieve the operating companies of their primary obligation to policyholders as the direct insurer. Accordingly, the Company is exposed to the risk that any reinsurer may be unable or unwilling to meet the obligations assumed under its reinsurance agreements. Management attempts to mitigate this risk by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have credit ratings and statutory surplus above certain levels.

In certain circumstances, the Company may engage in commutation discussions with an individual reinsurer, essentially canceling and settling the contract at its net present value. The outcome of such discussions may result in a lump sum settlement that is less than the recorded recoverable balance. Losses arising from commutations could have an adverse impact on the Company’s results of operations. An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and at the Crum & Forster companies in particular. For the three and six months ended June 30, 2008, the Company recorded losses on commutations of $75,470 and $75,866, respectively. No commutation losses were recorded in the corresponding prior year periods.

At June 30, 2008 and December 31, 2007, reinsurance recoverable was $1,051,182 and $1,539,783, net of reserves for uncollectible reinsurance of $52,806 and $50,021, respectively. The provision for uncollectible reinsurance for both the three and six month periods ended June 30, 2008 and 2007 was $2,000 and $4,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

At June 30, 2008, there are no valuation allowances against the Company’s gross deferred tax assets of $193,760. The Company’s current projections of future taxable income are based on assumptions of declining business growth and modestly increasing combined ratios in the intermediate term, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Realization of the deferred tax asset in accordance with U.S. GAAP ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.

Summary of Operations

Overview

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including general liability, workers’ compensation, commercial automobile, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,300 producers located throughout the United States. The Company’s two largest producers accounted for 4.9% and 4.3% of gross premiums written for the six months ended June 30, 2008.

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

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The softening commercial property and casualty marketplace of the past several years intensified in 2007 and has continued to accelerate downward in the first half of 2008.

The property market softened throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business. The property market continued to be very soft in the first half of 2008. Habitational business has been most dramatically affected, with a significant drop in market prices and an expansion of limits. The casualty market continues to remain soft. Pricing pressure for casualty accounts intensified countrywide throughout 2007 and continued through the first half of 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals. To date terms and conditions are largely holding up, although the Company is starting to see some isolated requests to remove exclusions and increase or broaden limits.

Because of the deteriorating market conditions described above, in the six months ended June 30, 2008, the Company’s renewal retention rates declined by approximately 5 percentage points. Specifically, renewal retention rates for casualty lines declined by approximately 3 percentage points and renewal retention rates for property lines declined by approximately 9 percentage points. Renewal pricing for both casualty and property business declined by approximately 8% and 12%, respectively. New business declined by approximately 30%, largely attributable to a reduction in property writings.

Reinsurance Programs

The Company has reviewed its current reinsurance programs, the majority of which were up for renewal in the second quarter of 2008 and has modified coverage and retention levels of certain programs as deemed necessary in the current market environment. Specifically, the Company’s catastrophe programs have reduced retentions and limits for property and workers’ compensation. Limits have been reduced commensurate with reduced exposures in these lines of business.

Effective June 1, 2008, the Company placed its property catastrophe reinsurance treaty (excluding Seneca). The expiring treaty provided coverage of $100 million in excess of $100 million per occurrence for all perils and $100 million in excess of $200 million per occurrence for California earthquake only for a total premium of approximately $22 million. The new treaty provides coverage of $85 million in excess of $65 million for an annual premium of approximately $7.6 million and excludes non-admitted fire, inland marine and difference in conditions (DIC) policies (primarily providing earthquake coverage in California) which are covered under separate treaties (discussed further below). The Company is obliged to reinstate any limits used at 100% of the original premium.

Effective June 1, 2008 and expiring on December 31, 2008, the Company placed a new catastrophe treaty covering DIC policies. The retention under this treaty is $35 million with an initial limit of $115 million, decreasing to $65 million at August 1, 2008 and to $35 million at October 1, 2008 for a fixed premium of $1.5 million. The decreasing limit and seven month term is representative of reduced exposure from this type of business.

Effective May 1, 2008, Seneca placed its property catastrophe treaty providing coverage for the Company’s non-admitted fire and inland marine business along with Seneca’s property business. The expiring treaty provided coverage of $40 million in excess of $5 million per occurrence for an annual premium of $2.8 million. The new treaty provides coverage of $50 million in excess of $10 million for an annual premium of $3.9 million. Seneca is obliged to reinstate any limits used at 100% of the original premium.

Effective April 1, 2008, the Company placed its workers’ compensation catastrophe treaty. Workers’ compensation risks are reinsured on a per occurrence basis only. The expiring treaty provided $200 million of coverage in excess of $50 million per occurrence in two layers of $50 million and $150 million for an annual premium of approximately $4.6 million. The new treaty provides coverage of $130 million in excess of $20 million, with co-participation on the first layer ($30 million in excess of $20 million) of 30% and excludes California earthquake losses in this layer, for a premium of approximately $2.8 million. The reduced limits reflect the Company’s reduced California exposures.

Results of Operations

The components of the Company’s net (loss) income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross premiums written	$279,639	$345,595	$562,232	$672,526

Net premiums written	$246,281	$311,307	$490,934	$593,754

Premiums earned	$262,882	$306,821	$534,692	$600,528
Losses and LAE	245,746	201,690	455,356	395,150
Underwriting expenses	83,318	82,428	164,375	167,182

Underwriting (loss) income	(66,182)	22,703	(85,039)	38,196
Investment income and realized investment gains and losses	40,954	28,450	212,063	78,337
Interest and other expense	6,522	8,190	15,684	15,675
Costs related to early retirement of debt	392	21,188	392	21,188

(Loss) income before income taxes and equity in earnings of investees	(32,142)	21,775	110,948	79,670
Income tax (benefit) expense	(12,564)	6,800	36,662	26,207

(Loss) income before equity in earnings of investees	(19,578)	14,975	74,286	53,463
Equity in earnings (losses) of investees, net of tax	2	3,730	(461)	8,095

Net (loss) income	$(19,576)	$18,705	$73,825	$61,558

Loss and LAE ratio	93.5%	65.7%	85.2%	65.8%
Underwriting expense ratio	31.7	26.9	30.7	27.8

Combined ratio	125.2%	92.6%	115.9%	93.6%

The significant decrease in net income for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was principally due to lower underwriting results, partially offset by lower costs related to early retirement of debt and higher investment earnings. Underwriting results in the second quarter of 2008 were adversely affected by a pre-tax charge of $75,470 (28.7 combined ratio points) arising from the commutation of one of the Company’s finite reinsurance contracts which was recorded through losses and loss adjustment expenses (LAE). Debt retirement costs in 2007 were in respect of the restructuring of the Company’s long-term debt. The increase in investment earnings was principally due to an increase in net realized investment gains, partially offset by lower investment income.

The increase in net income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to higher investment earnings and lower costs related to early retirement of debt, partially offset by lower underwriting results. The increase in investment earnings was principally due to an increase in net realized investment gains, largely attributable to an increase in net gains on credit default swaps of $144,836 and SPDRs short positions of $88,243, partially offset by higher other than temporary impairment charges of $41,078 and a realized mark-to-market loss of $40,416 incurred in 2008 in respect of the Company’s investment in Northbridge Financial Corporation (“Northbridge”), an affiliated Company. Underwriting results for the six months ended June 30, 2008 were affected by the aforementioned commutation (14.1 combined ratio points) as well as a pre-tax loss of $25,500 attributable to the settlement of an asbestos related lawsuit (4.8 combined ratio points).

Excluding charges associated with the aforementioned commutation and asbestos related lawsuit, the combined ratio for the three and six months ended June 30, 2008 was 96.5% and 97.0%, respectively. The increase compared to the corresponding prior year periods is largely attributable to a higher underwriting expense ratio, reflective of current soft market conditions.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended June 30,
			Increase/	Percent
	2008	2007	(Decrease)	Change

General liability	$59,679	$63,126	$(3,447)	(5.5)%
Workers’ compensation	52,922	67,812	(14,890)	(22.0)%
Commercial automobile	41,674	52,516	(10,842)	(20.6)%
Property	58,352	97,569	(39,217)	(40.2)%
Commercial multi-peril	22,900	28,927	(6,027)	(20.8)%
Accident and health	37,613	27,413	10,200	37.2%
Other	6,499	8,232	(1,733)	(21.1)%

Total gross premiums written	$279,639	$345,595	$(65,956)	(19.1)%

	Six Months Ended June 30,
			Increase/	Percent
	2008	2007	(Decrease)	Change

General liability	$123,514	$140,109	$(16,595)	(11.8)%
Workers’ compensation	107,640	134,660	(27,020)	(20.1)%
Commercial automobile	99,908	106,653	(6,745)	(6.3)%
Property	106,716	180,549	(73,833)	(40.9)%
Commercial multi-peril	42,353	43,277	(924)	(2.1)%
Accident and health	70,823	53,682	17,141	31.9%
Other	11,278	13,596	(2,318)	(17.0)%

Total gross premiums written	$562,232	$672,526	$(110,294)	(16.4)%

For the three months ended June 30, 2008, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $74,423, or 24.0%, as compared to the three months ended June 30, 2007, due to the combined effects of a decline in new business of approximately 41%, price decreases on renewal policies of approximately 9% and a decline in renewal retention rates of approximately 5 percentage points. For the six months ended June 30, 2008, gross premiums written associated with the Company’s core commercial lines of business declined by $125,117, or 20.7%, as compared to the six months ended June 30, 2007, due to the combined effects of a decline in new business of approximately 30%, price decreases on renewal policies of approximately 10% and a decline in renewal retention rates of approximately 5 percentage points. The year to date decline in new business is largely attributable to a reduction in property writings, although the second quarter of 2008 was also affected by a reduction in casualty writings. New business growth continues to remain very challenging as soft market conditions prevail across most lines of business. The decline in gross premiums written in core commercial lines was partially offset by growth in the accident and health business.

Casualty gross premiums written

For the three and six months ended June 30, 2008, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $29,179, or 15.9%, and $50,360, or 13.2%, respectively, as compared to the three months and six months ended June 30, 2007 due to a decline in new business, price decreases on renewal policies, and a decline in renewal retention rates. For the three and six months ended June 30, 2008, new business declined by approximately 35% and 17%, respectively, prices declined by approximately 7% and 8%, respectively, on renewal policies and renewal retention rates declined by approximately 1 and 3 percentage points, respectively. Pricing pressure for casualty accounts intensified countrywide in 2007 and continued through the first half of 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals.

Property gross premiums written

For the three and six months ended June 30, 2008, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $45,244, or 35.8%, and $74,757, or 33.4%, respectively, as compared to the three and six months ended June 30, 2007, primarily due to a decline in new business, price decreases on renewal policies and a decline in renewal retention rates. For the three and six months ended June 30, 2008, new business declined by approximately 50% in both periods, prices declined by approximately 11% and 12%, respectively, on renewal policies and renewal retention rates declined by approximately 10 and 9 percentage points, respectively.

The property market softened throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business, and continued to be very soft in the first half of 2008.

Other gross premiums written

For the three and six months ended June 30, 2008, the increase in other gross premiums written as compared to the corresponding prior year periods, was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has continued to benefit from Crum & Forster’s “A” category A.M. Best rating, resulting in the Company acquiring several new programs in 2007, that contributed to business growth in 2008. Additionally, in general, the accident and health business is not aligned with the traditional property and casualty market cycle which is currently experiencing very soft market conditions.

Net Premiums Written

For the three months and six months ended June 30, 2008, net premiums written decreased by $65,026, or 20.9%, and $102,820, or 17.3%, compared to the three months and six months ended June 30, 2007. The decrease was generally in line with the decline in gross premiums written over the corresponding periods.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and six months ended June 30, 2008, premiums earned decreased by $43,939, or 14.3%, and $65,836, or 11.0%, respectively, as compared to the three and six months ended June 30, 2007. The lower decline in premiums earned relative to premiums written is principally attributable to the lag in recognition of the decreased premiums written in the latter half of 2007.

Losses and Loss Adjustment Expenses

For the three and six months ended June 30, 2008, the calendar year loss and LAE ratio increased to 93.5% and 85.2%, respectively, from 65.7% and 65.8% for the three and six months ended June 30, 2007, respectively. The deterioration in the calendar year loss and LAE ratio in 2008 versus 2007 is principally due to the impact of the loss on commutation of a finite reinsurance contract of $75,470 which contributed 28.7 and 14.1 points to the calendar year loss ratio for the three and six months ended June 30, 2008, respectively. In addition, in the six months ended June 30, 2008, the calendar year loss ratio was also adversely impacted by a $25,500 loss related to the Kelly-Moore Paint Company asbestos litigation settlement which contributed 4.8 points. Excluding charges associated with the aforementioned commutation and asbestos lawsuit, the calendar year loss ratio for the three and six months ended June 30, 2008 was 64.8% and 66.3%, respectively.

The accident year loss and LAE ratio was 71.6% for the first six months of 2008 compared to 70.3% for the first six months of 2007. The full year accident year 2007 loss ratio was 68.9%. The increase in the accident year loss ratio in 2008 is reflective of current unfavorable pricing trends and soft market conditions as well as an increase in commercial auto reserves in response to an increase in the number of large claims filed. Losses arising from the Midwest floods that occurred in June 2008 did not significantly affect the Company’s results of operations for the three and six months ended June 30, 2008.

Subsequent to June 30, 2008, there were two notable catastrophes to which the Company may have exposure. On July 29, 2008, an earthquake struck the Southern California area. The Company provided coverage to properties in the affected area and to date has received no notices or claims in respect of this event. Based on its analysis of insured properties located within the affected area, contracts in force with those insureds and the magnitude of the earthquake, the Company does not expect losses arising from this event to be material to its results of operations. On July 23, 2008, Hurricane Dolly made landfall in Texas. Based on information available to date, the Company does not expect losses from this event to have a material impact on its results of operations.

As additional information becomes available, the Company’s estimates of the extent of losses arising from these events may vary from current estimates, perhaps materially.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three and six months ended June 30, 2008, the Company’s underwriting expense ratio was 31.7% and 30.7%, respectively, as compared to an underwriting expense ratio of 26.9% and 27.8% for the three and six months ended June 30, 2007, respectively.

The Company’s policy acquisition expense ratio increased to 14.7% for the three months ended June 30, 2008, compared to 13.9% for the three months ended June 30, 2007, primarily due to higher direct commissions and mix of business. For the six months ended June 30, 2008, the policy acquisition ratio remained level at 14.4% compared to 14.3% for the six months ended June 30, 2007.

The Company’s other underwriting expense ratio increased to 17.0% and 16.3% for the three and six months ended June 30, 2008, respectively, from 13.0% and 13.5% for the three and six months ended June 30, 2007, respectively, primarily due to a reduction in net earned premium and an increase in general expenses, largely attributable to a write-off of software development costs of $3,185, which impacted the other underwriting expense ratio by 1.2 points and 0.6 points in the three and six months ended June 30, 2008, respectively. The Company is currently operating in a soft market, characterized by declining premiums, and, should such conditions persist, the other underwriting expense ratio may continue to be adversely affected for the remainder of 2008.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Average investments, including cash and cash equivalents, at book value[1]	$4,391,345	$4,008,966	$4,421,123	$4,000,328

Investment income	$31,245	$39,517	$47,086	$74,930
Realized investment gains (losses)	9,709	(11,067)	164,977	3,407
Pre-tax equity in earnings (losses) of investees	3	5,738	(709)	12,454
Change in unrealized investment losses and foreign currency translation	(36,261)	(14,785)	(49,664)	(21,800)

Total return on investments	$4,696	$19,403	$161,690	$68,991

Annualized total return on investments	0.4%	1.9%	7.3%	3.4%

[1]	Includes book value of assets pledged for derivatives and short-sale obligations of $216,145 at June 30, 2008 ($538,553 at June 30, 2007).

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. The annualized rate of return on investments was 0.4% and 7.3% for the three and six months ended June 30, 2008, respectively, as compared to 1.9% and 3.4% for the three and six months ended June 30, 2007, respectively.

General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In addition, the Company also owns a number of investments in derivative securities, including credit default swaps, and equity method investments, which are subject to greater volatility than fixed income investments. Although these derivative securities and equity method investments may provide higher expected returns, they present greater risk, and in the case of equity method investments, are less liquid than fixed income investments. As a result of these factors, the Company’s return on its investments may fluctuate in a given period.

Investment Income

The components of investment income for the three and six months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest on fixed income securities	$26,396	$26,530	$50,687	$51,726
Dividends from equity securities	7,559	6,013	14,467	11,371
Earnings (losses) from other invested assets	3,827	5,558	(9,853)	8,683
Other, primarily interest on cash and cash equivalents	5,918	7,880	15,871	17,435

Gross investment income	43,700	45,981	71,172	89,215
Interest on funds held under reinsurance contracts	(3,797)	(4,186)	(9,106)	(8,338)
Investment expenses	(8,658)	(2,278)	(14,980)	(5,947)

Investment income	$31,245	$39,517	$47,086	$74,930

For the three and six months ended June 30, 2008, the decrease in investment income of $8,272, or 20.9%, and $27,844, or 37.2%, as compared to the three and six months ended June 30, 2007, was principally due to: (i) lower earnings from partnership investments, included in other invested assets, reflective of depressed equity market conditions, particularly in the first quarter of 2008; (ii) higher investment expenses, attributable to higher expenses on the SPDRs sold, as well as higher incentive management fees. The Company executed an additional $320 million SPDRs short-sales in the latter half of 2007 which contributed to the increased SPDRs expense; and (iii) lower interest from cash and cash equivalents due to a decline in year over year short-term yields, partially offset by higher reported dividends from Northbridge, attributable to the change in accounting for Northbridge from equity method to fair value.

Realized Investment Gains

Net realized investment gains in the three and six months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fixed income securities	$538	$(671)	$11,478	$4,391
Equity securities	—	12,665	—	21,510
Short-sales, derivatives and hybrid financial instruments	8,655	(23,255)	236,551	(22,730)
Other invested assets	681	194	(41,974)	236

	9,874	(11,067)	206,055	3,407
Other than temporary impairment charges	(165)	—	(41,078)	—

Total pre-tax net realized investment gains (losses)	$9,709	$(11,067)	$164,977	$3,407

For the three and six months ended June 30, 2008, net realized investment gains increased by $20,776 and $161,570, respectively, as compared to the three and six months ended June 30, 2007.

The increase in net realized investment gains for the three months ended June 30, 2008 was principally due to net realized gains on the short-sales, derivatives and hybrid financial instruments as compared to net realized losses for the three months ended June 30, 2007, partially offset by lower net realized gains on sales of equity securities. The increase in net realized gains on the short-sales, derivatives and hybrid financial instruments was primarily attributable to: (i) gains of $11,797 on the total return swaps which were purchased during the second quarter of 2008; (ii) net realized losses on the change in fair value of the SPDRs short-sales and related S&P Index call options of $4,042 in the three months ended June 30, 2008 as compared to net realized losses of $14,807 in the three months ended June 30, 2007; and (iii) gains on the hybrid financial instruments of $580 in the three months ended June 30, 2008 as compared to losses of $7,529 in the three months ended June 30, 2007.

The increase in net realized investment gains for the six months ended June 30, 2008 was principally due to significant gains on the credit default swaps and SPDRs short-sales. During the six months ended June 30, 2008, the Company recorded net realized gains related to credit default swaps of $156,645 as compared to net realized gains of $11,809 in the six months ended June 30, 2007. The Company also recorded net realized gains of $65,506 in the six months ended June 30, 2008, on the change in fair value of its SPDRs short-sales which were closed out during the second quarter, as compared to net realized losses of $22,737 in the six months ended June 30, 2007.

Partially offsetting the increase in realized investment gains in the six months ended June 30, 2008 as compared to 2007, was a mark-to-market loss of $40,416 incurred in respect of the Company’s investment in Northbridge, attributable to the change in fair value resulting from the adoption of SFAS 159 and other than temporary impairment charges of $41,078, substantially all of which was attributable to the write down of one equity security. For further details on SFAS 159, refer to Note 2 to the consolidated financial statements.

For further details on realized gains and losses incurred on the Company’s derivatives, hybrid financial instruments and short-sales, refer to Note 3 to the consolidated financial statements.

Pre-tax Equity in Earnings of Investees

The decrease in pre-tax equity in earnings of investees of $5,735 and $13,163, respectively, in the three and six months ended June 30, 2008 as compared to the corresponding prior year periods, was primarily attributable to the reduction in earnings from Northbridge, which was previously accounted for under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. Effective January 1, 2008, the Company elected the fair value option for Northbridge under SFAS 159. Northbridge contributed $5,655 and $11,767 to the Company’s pre-tax equity in earnings of investees in the three and six months ended June 30, 2007.

Interest and Other Expense

For the three and six months ended June 30, 2008, interest and other expense, excluding costs related to early retirement of debt, were $6,522 and $15,684, respectively, as compared to $8,190 and $15,675, respectively, for the three and six months ended June 30, 2007. The lower expense in the three months ended June 30, 2008, was primarily due to lower interest expense and lower charitable contributions. For the six months ended June 30, 2008, interest and other expense remained level compared to 2007, as lower interest expense in 2008 was partially offset by higher charitable contributions and an accrual adjustment in the first quarter of 2007.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. The Company requires cash to meet its annual debt service obligations ($25,575 per year), to pay corporate expenses and, ultimately, to repay the $330,000 aggregate principal amount of senior notes due in 2017.

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At June 30, 2008, US Fire reported statutory earned surplus of $663,862 and North River reported statutory earned surplus of $100,793. On March 31, 2008, US Fire paid a cash dividend in the amount of $116,000 to the Company. On May 16, 2008, North River paid a cash dividend in the amount of $45,300 to the Company.

Cash used in financing activities in the six months ended June 30, 2008, was comprised of dividends paid to Fairfax of $130,000 and retirement of the remaining outstanding $4,270 senior notes due 2013. Cash used in financing activities in the six months ended June 30, 2007, was comprised of dividends paid to Fairfax of $91,000 and refinancing of the Company’s long-term debt. In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7 3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325,100 were used to repurchase $295,730 of the Company’s outstanding $300,000 aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2007. The Company paid approximately $325,700 to purchase the 2013 Notes tendered. For further details on the Company’s long-term debt see Note 8 to the consolidated financial statements.

Shareholder’s equity was $1,261,342 at June 30, 2008, as compared to $1,293,459 at December 31, 2007. The decrease in shareholder’s equity was primarily the result of dividends paid to Fairfax of $130,000 and net unrealized investment losses of $32,365, partially offset by net income of $73,825 and an opening adjustment to shareholder’s equity upon adoption of SFAS 157 and SFAS 159 of $56,204. For further details on SFAS 157 and SFAS 159 refer to Note 2 to the consolidated financial statements.

Insurance Subsidiaries

In each of Crum & Forster’s insurance subsidiaries, cash provided by operating activities primarily consists of premium collections, reinsurance recoveries and investment income. Cash provided from these sources is generally used for payment of losses and LAE, policy acquisition costs, operating expenses, ceded reinsurance premiums, income taxes and shareholder dividends, when permitted. Variability in cash provided by and used in operations can occur for many reasons, including changes in gross premiums written, changes in the Company’s underwriting results, natural or man-made catastrophes, settlements of large claims including asbestos and environmental claims, commutation of reinsurance contracts and the timing of recoveries from reinsurers, particularly as related to claim payments for natural or man-made catastrophes and asbestos and environmental claims.

The insurance subsidiaries are currently operating in a soft market and as a result have experienced a double digit decline in premium volume over the last twelve months. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 60% of total gross premiums written in the first half of 2008) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary in any given period.

Cash provided by operating activities was $267,528 for the six months ended June 30, 2008 as compared to $12,765 for the six months ended June 30, 2007. The year to date cash flow includes $302,500 of proceeds from the commutation of a finite reinsurance contract. Excluding the commutation proceeds, cash outflow from operations was $34,972 for the six months ended June 30, 2008, an unfavorable variance of $47,737 compared to 2007. The unfavorable variance from prior year is driven by lower premium collections as noted above, partially offset by lower underwriting expenses, lower net paid losses and lower debt retirement costs. The lower net paid losses are primarily related to the 2004 and 2005 hurricanes and commutation proceeds (other than the commutation noted above), partially offset by higher Fairmont net paid losses.

The insurance subsidiaries maintain a substantial position in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, the insurance subsidiaries have sufficient cash, short-term investments and available credit facilities, that together with cash generated from future investing operations, will meet their operating liquidity needs. Cash and short-term investments on hand at June 30, 2008 were $601,307.

Investment Portfolio

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivative and short-sale obligations was approximately $4.1 billion and $4.5 billion at June 30, 2008 and December 31, 2007, respectively, of which $601,307 and $343,644 was held in cash, cash equivalents and short-tem investments at June 30, 2008 and December 31, 2007, respectively.

Investments in available-for-sale fixed income and equity securities which include assets pledged for derivatives and short-sale obligations are summarized below:

	At June 30, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
United States government and government agencies and authorities[1]	$1,927,342	$10,778	$63,854	$1,874,266
States, municipalities and political subdivisions	92,670	14	2,118	90,566
Other corporate fixed income securities	3,515	126	76	3,565

Total fixed income securities	2,023,527	10,918	66,048	1,968,397

Equity securities:
Common stocks	724,728	97,964	68,419	754,273
Preferred stocks	8,090	—	999	7,091

Total equity securities	732,818	97,964	69,418	761,364

Total available-for-sale securities	$2,756,345	$108,882	$135,466	$2,729,761

[1]	Includes U.S. Treasury securities pledged for derivatives and short-sale obligations at a fair value of $206,775 (amortized cost of $216,145).

Certain individual available-for-sale securities had gross unrealized losses at June 30, 2008 totaling $135,466, which represented 6.7% of the cost or amortized cost of such securities in the aggregate.

The number of continuous months in which securities in an unrealized loss position at June 30, 2008, had been in such a position is summarized as follows:

	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss	Securities

Fixed income securities:
U.S. government and government agencies and authorities	$1,331,897	$56,571	7	$90,950	$7,283	2	$1,422,847	$63,854	9
States, municipalities and political subdivisions	88,718	2,118	11	—	—	—	88,718	2,118	11
Corporate bonds	2,819	76	1	—	—	—	2,819	76	1

Total fixed income securities	1,423,434	58,765	19	90,950	7,283	2	1,514,384	66,048	21
Equity securities:
Common stocks	354,116	68,419	12	—	—	—	354,116	68,419	12
Preferred stocks	7,091	999	2	—	—	—	7,091	999	2

Total equity securities	361,207	69,418	14	—	—	—	361,207	69,418	14

Total securities in an unrealized loss position	$1,784,641	$128,183	33	$90,950	7,283	2	$1,875,591	$135,466	35

Management has reviewed currently available information regarding those securities whose estimated fair value is less than cost or amortized cost at June 30, 2008 and believes that the gross unrealized depreciation is temporary in nature.

Substantially all of the gross unrealized losses of $66,048 in the fixed income portfolio at June 30, 2008 are attributable to U.S. Treasury securities. These securities are backed by the full faith and credit of the U.S. government and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. No fixed income security had a loss that exceeded 10% of its cost at June 30, 2008.

Gross unrealized losses of $69,418 in the equity portfolio at June 30, 2008 are attributable to 14 securities, 12 of which had a loss that exceeded 10% of their cost at June 30, 2008. Substantially all of these securities have been in a loss position for less than five consecutive months and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. At June 30, 2008, the Company held three securities within its fixed income portfolio, with a fair value of $1 million, that are guaranteed by financial guarantee companies. Any further downgrade in the ratings of these financial guarantee companies is likely to have an adverse effect on the fair value of these securities. The Company does not hold any mortgage-backed securities in its investment portfolio, has generally avoided taking long positions in equity securities where there may be indirect exposure to mortgages and currently has substantial defensive positions in the mortgage, financial guarantee and other financial services industries as well as the oil and gas industry through credit default swaps and total return swaps. Subsequent to the quarter end, the Company purchased an additional $105 million of SPDRs total return swaps.

At June 30, 2008 and December 31, 2007, 90.5% and 94.0% of the Company’s fixed income securities were rated investment grade, respectively.

The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $149,156 and $384,030 at June 30, 2008 and December 31, 2007, respectively, and are included in other invested assets on the consolidated balance sheets. For the three and six months ended June 30, 2008 and 2007 pre-tax earnings (losses) of equity method investees were $3,831 and $(10,562), and $11,296 and $21,137, respectively. Pre-tax earnings (losses) of investment companies and similar equity method investees of $3,828 and $(9,853), and $5,558 and $8,683, in the three and six months ended June 30, 2008 and 2007, respectively, are included in investment income on the consolidated statements of operations. Pre-tax earnings (losses) of other equity method investees of $3 and $(709), and $5,738 and $12,454, in the three and six months ended June 30, 2008 and 2007, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of operations. Dividends received from all equity method investees were $120 and $239, and $1,316 and $2,594, in the three and six months ended June 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements Adopted

On January 1, 2008, the Company adopted SFAS 157. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted SFAS 159. Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment, net of tax, to opening shareholder’s equity. For the three and six months ended June 30, 2008, the net change in fair value of Northbridge of a gain of $668 and a loss of $40,416, respectively, was recorded through earnings, in realized investment gains and losses in the consolidated statements of operations.

For further details on SFAS 157 and SFAS 159 refer to Note 2 to the consolidated financial statements.

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

Crum & Forster’s insurance subsidiaries are assigned financial strength ratings from major rating agencies which include A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”) Insurance Rating Services and Moody’s Investors Service (“Moody’s”). In June 2008, A.M. Best upgraded the ratings of Crum & Forster’s insurance subsidiaries to “A” (the third highest of fifteen rating categories) from “A-”, with a stable outlook, and S&P Insurance Rating Services upgraded the financial strength ratings of the insurance subsidiaries to “BBB+” (the fourth highest of nine major rating categories) from “BBB”, with a stable outlook. Crum & Forster’s insurance subsidiaries currently have a “Baa2” financial strength rating from Moody’s (the fourth highest of nine major rating categories) with a stable outlook.

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

Interest Rate Risk

At June 30, 2008, the fair value of Crum & Forster’s investment portfolio included approximately $1,968,397 of fixed income securities (including $206,775 of assets pledged for derivatives) and $202,415 of hybrid financial instruments, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At June 30, 2008
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change

200 basis point decline	$2,765,149	$594,337	27.4%
100 basis point decline	$2,444,034	$273,222	12.6%
Base scenario	$2,170,812	$—	—%
100 basis point increase	$1,939,534	$(231,278)	(10.7)%
200 basis point increase	$1,740,198	$(430,614)	(19.8)%

The Company has purchased credit default swaps that serve as an economic hedge against declines in the fair value of various financial assets owned by the Company. These credit default swaps are recorded at fair value in other invested assets on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The total cost of the credit default swaps was $68,870 and $84,529 at June 30, 2008 and December 31, 2007, respectively, and the fair value was $225,521 and $234,053, at June 30, 2008 and December 31, 2007, respectively. The notional amount of credit default swaps was approximately $4.7 billion and $5.2 billion at June 30, 2008 and December 31, 2007, respectively, with an average term to expiry of 3.3 years at June 30, 2008. For the three and six months ended June 30, 2008, realized investment gains resulting from the net change in fair value of the credit default swaps were $2,672 and $156,645, respectively. For the three and six months ended June 30, 2007, realized investment gains resulting from the net change in fair value of the credit default swaps were $1,140 and $11,809, respectively. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements. The fair values of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to the transactions are required to place U.S. Treasury securities as collateral, pursuant to the swap agreements. The fair value of this collateral at June 30, 2008 was $153,599 of which the Company has the right to sell or repledge approximately $62,991.

Equity Price Risk

At June 30, 2008, the Company’s equity portfolio included $761,364 of marketable equity securities and $139,187 of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 21.8% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $90,055 in the fair value of the equity portfolio at June 30, 2008. At December 31, 2007, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $85,630 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is the result of the increase in the value of the equity portfolio from December 31, 2007.

The Company has purchased total return swaps as an economic hedge against a decline in the U.S. equity markets and deteriorating conditions in the credit markets. These total return swaps, which have a notional amount of approximately $848,642 were purchased during the second quarter of 2008 and replaced the Company’s previously held short positions in SPDRs and equity securities of certain U.S. financial institutions. In addition to the SPDRs and financial institution swaps, the Company also owns total return swaps of various oil and gas companies. The replacement of the short positions with total return swaps was primarily to reduce margin maintenance requirements and counterparty credit risk. The swaps terminate on March 31, 2009. As a component of the swap transaction the Company continues to hold S&P Index call options which limit the future potential loss on the SPDR total return swaps to approximately $265,312 at June 30, 2008.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At June 30, 2008, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $504,581, or 12.2%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The primary foreign currency exposures were in Canadian dollar denominated and Euro denominated securities, which represented 6.9% and 1.8%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $50,458 at June 30, 2008. At December 31, 2007, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $47,897 in the fair value of the total investment portfolio. The increase in the Company’s exposure to foreign currency exchange rate risk is the result of the increase in foreign currency denominated securities.

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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed and the parties are waiting for the court to set oral arguments. A final ruling is not expected from the Court of Appeals before early 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

As previously disclosed, Kelly-Moore Paint Company, Inc. (“Kelly-Moore”) filed litigation against the Company in the San Francisco Superior Court (California) in connection with certain general liability and umbrella liability policies issued to it. The litigation sought coverage for bodily injury claims arising out of exposure to asbestos-containing products that Kelly-Moore and/or a subsidiary sold between 1960 and 1978. It also sought breach of contract and bad faith damages. In May 2006, Kelly-Moore filed a second amended complaint seeking to recover from the Company defense costs it allegedly paid to defend asbestos claims. Kelly-Moore also sought payment of sums for contribution and/or subrogation pursuant to three other excess insurers’ assigned claims based on defense payments allegedly made on Kelly-Moore’s behalf. Kelly-Moore was seeking $53 million for the defense costs, plus interest, and an additional $33 million for the contribution/subrogation claims. Kelly-Moore also sought to recover extra-contractual and punitive damages as part of its bad faith claim. The case was settled in April 2008. The Company obtained a full and final release of all claims and recorded a $25.5 million charge to incurred losses including all legal and other expenses associated with the defense of the case.

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

Changes of Directors and Officers

On July 21, 2008, Mr. Joseph F. Braunstein, Jr. and the Company mutually terminated his employment agreement with the Company and its operating subsidiaries, and Mr. Braunstein resigned from the Company’s Board of Directors. Mr. Braunstein served as Vice-Chairman of the Board of Directors of the Company and President and Chief Operating Officer of certain of the Company’s operating subsidiaries. A Form 8-K was neither filed nor required to be filed in connection with Mr. Braunstein’s departure from the Company and its operating subsidiaries.

ITEM 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: July 31, 2008	By: /s/ Douglas M. Libby Douglas M. Libby President and Chief Executive Officer

Date: July 31, 2008	By: /s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008).

*	Filed herewith