Form 10-Q
period 2008-09-30
CRUM & FORSTER HOLDINGS CORP
filed 2008-10-31
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
September 30, 2008	333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 30, 2008
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $2,090,561 and $1,741,750 in 2008 and 2007, respectively)	$2,050,396	$1,718,637
Fixed income securities, designated as held for trading, at fair value	174,673	125,848
Equity securities, at fair value (cost of $704,340 and $661,289 in 2008 and 2007, respectively)	691,577	684,457
Investments at equity	126,713	384,030
Derivatives and other invested assets (includes $499,441 and $240,015 in 2008 and 2007, respectively, carried at fair value)	512,436	247,477
Short-term investments at cost, which approximates fair value	135,793	196,138

Total investments	3,691,588	3,356,587
Cash and cash equivalents	423,302	147,506
Assets pledged for derivatives and short-sale obligations	239,094	1,043,436
Accrued investment income	25,654	37,201
Premiums receivable	187,166	213,488
Reinsurance recoverable	811,677	1,310,192
Reinsurance recoverable from affiliates	213,467	229,591
Prepaid reinsurance premiums	26,580	21,848
Deferred income taxes	113,814	93,161
Deferred policy acquisition costs	60,147	72,282
Other assets	71,942	87,520

Total assets	$5,864,431	$6,612,812

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,111,196	$3,178,506
Unearned premiums	409,800	486,091
Funds held under reinsurance contracts	238,134	250,697
Accounts payable and other liabilities	353,025	220,142
Deferred income on retroactive reinsurance	131,966	152,041
Short-sale obligations	—	718,656
Long-term debt	310,121	313,220

Total liabilities	4,554,242	5,319,353

Commitments and contingencies (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(38,445)	44,479
Retained earnings	607,641	507,987

Total shareholder’s equity	1,310,189	1,293,459

Total liabilities and shareholder’s equity	$5,864,431	$6,612,812

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES
Premiums earned	$232,978	$293,375	$767,670	$893,903
Investment income	14,706	34,296	61,792	109,226
Net realized investment gains	162,369	70,220	327,346	73,627

Total revenues	410,053	397,891	1,156,808	1,076,756

EXPENSES
Losses and loss adjustment expenses	211,506	192,468	666,862	587,618
Policy acquisition costs	41,669	45,629	118,615	131,311
Other underwriting expenses	42,407	40,928	129,836	122,428
Interest expense	6,920	6,971	20,952	22,835
Costs related to early retirement of debt	—	—	392	21,188
Other expense, net	2,527	1,149	4,179	960

Total expenses	305,029	287,145	940,836	886,340

Income before income taxes and equity in earnings of investees	105,024	110,746	215,972	190,416
Income tax expense	35,296	37,940	71,958	64,147

Income before equity in earnings of investees	69,728	72,806	144,014	126,269
Equity in earnings (losses) of investees, net of tax	—	10,051	(461)	18,146

NET INCOME	$69,728	$82,857	$143,553	$144,415

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	44,479	(36,978)
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	(29,897)	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	—	(10,146)

Balance, beginning of period, after cumulative effect of adjustments	14,582	(47,124)
Unrealized investment (losses) gains, net of transfers to realized investment gains and losses	(52,920)	24,856
Foreign currency translation	(311)	18,209
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	204	—

Balance, end of period	(38,445)	(4,059)

RETAINED EARNINGS
Balance, beginning of period	507,987	389,040
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	86,101	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155 and equity method investee adoption of FASB Interpretation No. 48	—	9,465

Balance, beginning of period, after cumulative effect of adjustments	594,088	398,505
Net income	143,553	144,415
Dividends to shareholder	(130,000)	(170,700)

Balance, end of period	607,641	372,220

TOTAL SHAREHOLDER’S EQUITY	$1,310,189	$1,109,154

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET INCOME	$69,728	$82,857	$143,553	$144,415

Change in components of other comprehensive (loss) income for the period, before tax:
Unrealized investment (losses) gains, net of transfers to realized investment gains and losses	(31,622)	75,307	(81,414)	38,210
Foreign currency translation	(607)	12,717	(479)	28,014
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	105	—	314	—

Other comprehensive (loss) income for the period, before tax	(32,124)	88,024	(81,579)	66,224

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit (expense) from unrealized investment losses	11,067	(26,338)	28,494	(13,354)
Deferred income tax benefit (expense) from foreign currency translation	213	(4,451)	168	(9,805)
Deferred income tax expense from amortization of actuarial gain and transition obligation included in net periodic benefit costs	(37)	—	(110)	—

Total deferred income tax benefit (expense) for the period	11,243	(30,789)	28,552	(23,159)

Other comprehensive (loss) income for the period, net of tax	(20,881)	57,235	(53,027)	43,065

COMPREHENSIVE INCOME	$48,847	$140,092	$90,526	$187,480

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$143,553	$144,415
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premium (discount) on discount on fixed income securities	1,318	(7,136)
Realized investment gains	(327,346)	(73,627)
Losses (earnings) of equity method investees, net of dividends	1,051	(23,995)
Losses (earnings) of investment companies and similar equity method investees	24,924	(10,022)
Loss on commutation	75,470	—
Depreciation and amortization	2,631	2,382
Deferred income tax (benefit) expense	(22,363)	72,522
Costs related to early retirement of debt	170	9,216
Other non-cash net income adjustments	12,195	6,982
Changes in:
Accrued investment income	11,547	16,354
Premiums receivable	26,896	21,811
Reinsurance recoverable	398,710	114,050
Prepaid reinsurance premiums	(4,732)	3,182
Deferred policy acquisition costs	12,135	3,346
Other assets	15,273	207
Unpaid losses and loss adjustment expenses	(65,165)	(95,735)
Unearned premiums	(76,291)	(36,552)
Accounts payable and other liabilities	35,803	(97,468)

Net cash provided from operating activities	265,779	49,932

INVESTING ACTIVITIES
Purchases of fixed income securities	(760,148)	(149,314)
Proceeds from sales and maturities of fixed income securities	520,777	213,437
Purchases of equity securities	(147,403)	(202,957)
Proceeds from sales of equity securities	9,422	203,094
Net sales of derivatives and other invested assets	270,517	36,293
Net sales (purchases) of short term investments	60,345	(49,394)
(Settlement of) proceeds from short-sale obligations	(649,517)	231,688
Net change in cash and cash equivalents held as collateral	734,263	(253,516)
Net settlement of total return swaps and futures contracts	107,305	—
Purchases of fixed assets	(1,274)	(804)

Net cash provided from investing activities	144,287	28,527

FINANCING ACTIVITIES
Dividends to shareholder	(130,000)	(128,818)
Issuance of 7 3/4% long-term debt	—	330,000
Repayment of 10 3/8% long-term debt	(4,270)	(295,730)
New debt issuance costs	—	(23,912)

Net cash used in financing activities	(134,270)	(118,460)

Net change in cash and cash equivalents	275,796	(40,001)
Cash and cash equivalents, beginning of period	147,506	366,743

Cash and cash equivalents, end of period	$423,302	$326,742

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13,009	$12,324

Cash paid to parent for income taxes	$40,262	$43,261

SUPPLEMENTAL NON-CASH OPERATING AND FINANCING ACTIVITIES
Note received from parent in partial settlement of the Company’s tax net operating losses	$—	$41,882

In-kind dividend payment to parent representing cancellation of the aforementioned note	$—	$41,882

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

1.	Organization and Basis of Presentation

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

The interim financial data at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring items, that are necessary for a fair presentation of the Company’s results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current year’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial position or results of operations.

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

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which provides the option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial instrument. Subsequent changes in fair value are recorded through earnings. Additionally, SFAS 159 allows for a one-time election for existing eligible financial instruments upon adoption, with the transition adjustment recorded to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159, effective January 1, 2008, and elected to apply the fair value option to its investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company traded on the Toronto Stock Exchange. Northbridge was previously accounted for under the equity method of accounting pursuant to Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock. During the quarter, the Company also elected the fair value option for its investment in Advent Capital (Holdings) PLC (“Advent”), an affiliated company traded on the Alternative Investment Market of the London Stock Exchange, rather than the equity method of accounting which would otherwise have been applied as a result of Fairfax gaining majority ownership of Advent in the third quarter. The Company’s investment in Advent was previously recorded at fair value, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in fair value recorded through other comprehensive income.

In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a publicly quoted market price. The Company concluded that the election would be inappropriate for those equity method investments that do not have quoted market prices due to the degree of judgment that would be needed to measure their fair values and the additional accounting risk associated with those valuations. Since both Northbridge and Advent are publicly traded on equity exchanges, the Company believes that their traded price is a better indicator of value than carrying value under the equity method of accounting. Although the Company accounts for other investments under the equity method, there are no other equity method investments which are publicly traded on an equity exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company’s investment in Northbridge is included in derivatives and other invested assets on the consolidated balance sheet at September 30, 2008 and in investments at equity at December 31, 2007. The carrying and fair value of Northbridge was $213,312 at September 30, 2008. At December 31, 2007, the carrying value of Northbridge was $200,484 and the fair value was $289,812 ($288,870 after restating for the adoption of SFAS 157, effective January 1, 2008, discussed further below). Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to derivatives and other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment (comprised of a reduction of $29,376 to opening accumulated other comprehensive income and an increase of $87,439 to opening retained earnings), net of tax, to opening shareholder’s equity. For the three and nine months ended September 30, 2008, the change in fair value of Northbridge was a loss of $35,142 and $75,558, respectively, which was recorded through earnings, in realized investment gains and losses, in the consolidated statements of income. Dividends of $1,295 and $3,817 were received from Northbridge for the three and nine months ended September 30, 2008, respectively, and have been recorded as investment income in the consolidated statements of income.

The Company’s investment in Advent is included in derivatives and other invested assets on the consolidated balance sheet at September 30, 2008 and in equity securities at December 31, 2007. At September 30, 2008 and December 31, 2007, the carrying and fair value of Advent was $13,062 and $15,996, respectively. Since Advent was previously recorded at fair value the SFAS 159 election had no effect on the carrying value of Advent or shareholder’s equity at September 30, 2008. Upon adoption of SFAS 159, the Company recorded a realized loss of $5,945 on the consolidated statement of income, which represents the reclassification of the cumulative change in fair value previously recorded in accumulated other comprehensive income. Dividends of $907 were received from Advent for the nine months ended September 30, 2008 and have been recorded as investment income in the consolidated statements of income.

SFAS No. 157, FSP FAS 157-2 and FSP FAS 157-3. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company determines fair value of its investments using inputs that are published exchange prices, third party broker quotes or quoted prices for similar securities. The Company adopted SFAS 157, effective January 1, 2008, and concurrent with its adoption established a policy for those securities measured on the basis of bid-ask prices to use the bid price for long positions (assets), which reflects the highest price that a buyer is willing to pay for an asset, and the ask price for short positions (liabilities), which represents the lowest price a seller is willing to accept for an asset. Prior to the adoption of SFAS 157, the Company used a market price within the bid-ask spread. Upon adoption of SFAS 157, the Company recorded a cumulative adjustment of $1,859, net of tax, to opening shareholder’s equity (comprised of a reduction of $521 to opening accumulated other comprehensive income and a reduction of $1,338 to opening retained earnings).

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Adoption of this FSP did not affect the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

3.	Investments

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives and short-sale obligations was $4,353,984 and $4,547,529 at September 30, 2008 and December 31, 2007, respectively, and is comprised of available-for-sale securities, fixed income securities designated as held for trading, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives and short-sale obligations.

Available-For-Sale Securities

Investments in available-for-sale fixed income and equity securities which include assets pledged for derivatives and short-sale obligations are summarized below:

	At September 30, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$1,923,698	$13,719	$33,354	$1,904,063
States, municipalities and political subdivisions	406,793	11	25,443	381,361
Other corporate fixed income securities	3,515	23	165	3,373

Total fixed income securities	2,334,006	13,753	58,962	2,288,797

Equity securities:
Common stocks	696,250	42,556	52,977	685,829
Preferred stocks	8,090	—	2,342	5,748

Total equity securities	704,340	42,556	55,319	691,577

Total available-for-sale securities	$3,038,346	$56,309	$114,281	$2,980,374

[1]	Includes U.S. Treasury securities pledged for derivatives at a fair value of $238,401(amortized cost of $243,445).

During the three and nine months ended September 30, 2008, the Company recognized impairment charges of $34,698 and $75,776, respectively, primarily related to declines in the fair values of certain equity securities. The Company determined that the decline in fair value of these securities was other than temporary due to the extent and duration of the decline.

	At December 31, 2007
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities[1]	$2,046,766	$19,240	$45,884	$2,020,122
States, municipalities and political subdivisions	2,527	22	12	2,537
Other corporate fixed income securities	4,896	28	466	4,458

Total fixed income securities	2,054,189	19,290	46,362	2,027,117

Equity securities:
Common stocks	653,199	58,211	34,301	677,109
Preferred stocks	8,090	—	742	7,348

Total equity securities	661,289	58,211	35,043	684,457

Total available-for-sale securities	$2,715,478	$77,501	$81,405	$2,711,574

[1]	Includes U.S. Treasury securities pledged for short-sale obligations at a fair value of $308,480 (amortized cost of $312,439).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Fixed Income Securities Designated as Held for Trading

Fixed income securities designated as held for trading include hybrid financial instruments at fair value of $168,115 and other fixed income securities at fair value of $6,558, at September 30, 2008. At December 31, 2007, fixed income securities designated as held for trading consist entirely of hybrid financial instruments at fair value of $125,848.

Investments at Equity

Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. Investments in equity had a carrying value of $126,713 and $384,030 at September 30, 2008 and December 31, 2007, respectively. The decrease in investments at equity from December 31, 2007 is principally attributable to the reclassification of Northbridge from investments at equity at December 31, 2007 to derivatives and other invested assets at September 30, 2008, due to the change in accounting for Northbridge from the equity method to fair value under SFAS 159, effective January 1, 2008. Northbridge was included at a carrying value of $200,484 in investments at equity at December 31, 2007, The Company’s most significant investments at equity are its investments in HWIC Asia Fund (an investment fund which invests in a diversified portfolio of listed equity and equity-related securities in Asia) and Overlook Limited Partnership (also an investment fund which invests in listed equity securities across Asia, except Japan) which had carrying values of $54,855 and $39,087, respectively, at September 30, 2008 and carrying values of $82,813 and $37,664, respectively, at December 31, 2007.

Derivatives and Other Invested Assets

Derivatives and other invested assets include derivatives, investments for which the Company has elected the fair value option under SFAS 159 and certain investments accounted for under the cost method, in which the Company has an ownership interest of less than 20% and does not have the ability to exercise significant influence. Derivatives and other invested assets had a carrying value of $512,436 and $247,477 at September 30, 2008 and December 31, 2007, respectively. Of these amounts, derivative investments amounted to $273,067 and $240,015 at September 30, 2008 and December 31, 2007, respectively, and other invested assets amounted to $239,369 and $7,462 at September 30, 2008 and December 31, 2007, respectively. Derivative investments are discussed further below. The increase in derivatives and other invested assets at September 30, 2008 is principally attributable to the reclassification of Northbridge, as noted above, which is included at a fair value of $213,312 at September 30, 2008. For the three and nine months ended September 30, 2008, the Company incurred mark-to-market losses of $35,142 and $75,558, respectively, attributable to a change in fair value of its investment in Northbridge.

Derivatives, Hybrid Financial Instruments and Short Sales

The Company has utilized and may continue to utilize derivative instruments and short sales principally as protection against potential adverse changes in the value of its assets and liabilities. These products are not linked to specific assets and liabilities on the balance sheet and therefore do not qualify for hedge accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The following table summarizes the Company’s derivatives, hybrid financial instruments (which include securities with embedded derivatives) and short positions at September 30, 2008 and December 31, 2007.

				December 31, 2007
	September 30, 2008					Fair Value
	Notional		Fair Value	Notional		Asset
	Amount	Cost	Asset	Amount	Cost	(Liability)

Credit default swaps	$3,731,964	$56,001	$224,258	$5,157,897	$84,529	$234,053
Total return swaps	845,392	—	45,558	—	—	—
S&P Index call options	310,464	77	1	867,616	1,615	60
Warrants	101,201	10,225	3,250	101,201	10,225	5,902
Eurodollar futures contracts	488,000	—	—[2]	—	—	—
Hybrid financial instruments	217,546	211,827	168,115	142,546	136,827	125,848
Securities sold short:
SPDRs	—	—	—	—	(619,587)	(707,615)[1]
Common stocks	—	—	—	—	(12,522)	(12,156)

[1]	The fair values of the Standard & Poor’s Depositary Receipts (“SPDRs”) and common stock short-sales in the table above have been restated as of December 31, 2007, to reflect the adoption of SFAS 157. The Company uses the bid price for long positions (assets) and the ask price for short positions (liabilities). Previously, the Company used a price within the bid-ask spread.
[2]	Eurodollar future contracts are settled daily and therefore have no fair value at September 30, 2008.

The following table presents the fair values and balance sheet location of the Company’s derivatives and hybrid financial instruments at September 30, 2008, none of which is designated as a hedging instrument.

	Asset Derivatives
	Balance Sheet
	Location	Fair Value

Credit default swaps	Derivatives and other invested assets	$224,258
Total return swaps	Derivatives and other invested assets	$45,558
S&P Index call options	Derivatives and other invested assets	$1
Warrants	Derivatives and other invested assets	$3,250
Hybrid financial instruments	Fixed income securities designated as held for trading	$168,115

The Company has elected to net derivative asset and liability positions with the same counterparty where the legal right of offset exists under a master netting arrangement, pursuant to FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts. In addition, FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, permits companies that enter into such master netting arrangements to offset against their net derivative positions the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. At September 30, 2008, the Company did not have any derivatives in a liability position and did not have any cash collateral recorded against its derivative positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Credit Default Swaps

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The credit default swaps serve as economic hedges against declines in the fair value of the Company’s financial assets. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Fairfax and the Company endeavor to limit counterparty risk through the terms of agreements negotiated with the counterparties to the swap agreement. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company and amounted to $161,320 at September 30, 2008. The Company has the right to sell or repledge $59,707 of this collateral, which it has not exercised.

The cost, notional amount and fair value of the Company’s credit default swaps are shown in the preceding table. In the nine months ended September 30, 2008, the Company purchased $4,600 of credit default swaps with a notional amount of $182,500, and sold credit default swaps with a cost of $33,128 and notional amount of $1,518,544 for proceeds of $290,356. The credit default swap portfolio had an average term to expiry of 3.2 years at September 30, 2008 (3.7 years at December 31, 2007).

From October 1, 2008 to October 24, 2008, the Company sold $405,928 notional amount of credit default swaps for gross proceeds of $54,908 and net realized gains in excess of fair value at September 30, 2008 of $9,557. The fair value of $3.1 billion notional amount of credit default swaps held at October 24, 2008 and September 30, 2008 declined in value by $4,305.

A maturity analysis of the credit default swaps at September 30, 2008 is summarized as follows:

	Notional Amount	Fair Value

Expiring in one year or less	$150,928	$9,134
Expiring after 1 year through 5 years	2,934,989	169,707
Expiring after 5 years through 10 years	646,047	45,417

	$3,731,964	$224,258

Total Return Swaps and Short Sales

The Company has purchased equity index and common stock total return swaps as an economic hedge against a decline in the U.S. equity markets and deteriorating conditions in the credit markets. These total return swaps were purchased during the second quarter of 2008 and replaced the Company’s previously held short positions in SPDRs and common stocks of certain U.S. financial institutions. In addition to the SPDRs and financial institution swaps, the Company also purchased total return swaps of various oil, gas and solar energy companies. The replacement of the short positions with total return swaps reduced margin maintenance requirements and counterparty credit risk. The swaps terminate on March 31, 2009. The Company has in the past purchased and may in the future purchase S&P Index call options (the “Options”) to limit the potential loss on the swaps. At September 30, 2008, the Company held two S&P Index call options that expire in November 2008 and January 2009, which will not be renewed on expiration. Changes in the fair value of the total returns swaps, Options and short-sale obligations are recorded as realized investment gains or losses in the consolidated statements of income in the period in which they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company is required to post collateral on the notional amount of the total return swaps. These assets are recorded in assets pledged for derivatives and short-sale obligations on the consolidated balance sheets. The collateral percentages range from 20% to 45% of the transacted notional amounts. At September 30, 2008, the Company posted $238,401 of U.S. Treasury securities as collateral for the swap transactions. Previously, the Company was required to post collateral on the short-sale transactions equal to between 130% and 150% of the market value of the shorted securities, of which 100% was required to be held in cash or cash equivalents to avoid margin interest fees. At December 31, 2007, the fair value of the assets pledged for the purchase of the short-sale obligations totaled $1,043,436 of which $734,956 was held in cash and $308,480 was held in U.S. Treasury securities.

Other Derivatives

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. Warrants are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur.

During the third quarter of 2008, the Company entered into 90-day Eurodollar futures contracts (“futures contracts”) as protection against a decline in value of certain fixed income securities in the event of a fall in interest rates. These futures contracts will appreciate if interest rates decline. The futures contracts are settled on a daily basis with changes in fair value recognized as realized investment gains or losses in the period in which they occur. At September 30, 2008, the Company posted $693 of cash as collateral for the futures contracts. The cash collateral is included in assets pledged for derivatives and short-sale obligations at September 30, 2008.

The Company’s hybrid financial instruments include convertible securities with embedded derivatives which allow the Company to convert the fixed income securities to equity securities. As a result of the adoption of SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”), on January 1, 2007, the Company no longer bifurcates the derivatives embedded in its convertible securities, and, beginning on January 1, 2007, changes in the fair value of these hybrid financial instruments are recorded as realized investment gains or losses in the consolidated statements of income in the period in which they occur. Prior to the adoption of SFAS 155, the Company bifurcated all derivatives embedded in its convertible securities, with changes in the fair value of the host instruments being recorded as unrealized investment gains or losses, a component of shareholders’ equity, and changes in the fair value of the embedded derivative recorded as realized investment gains or losses. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings. The hybrid financial instruments are included in fixed income securities designated as held for trading on the consolidated balance sheets.

The following table summarizes the changes in fair value of the Company’s derivatives, hybrid financial instruments and short positions included in net realized investment gains in the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Credit default swaps	$119,316	$73,510	$275,961	$85,319
SPDRs short-sales	—	(12,555)	65,506	(35,292)
Total return swaps	141,263	—	153,060	—
Common stock short-sales	—	12,085	4,749	12,936
Hybrid financial instruments	(34,191)	(8,172)	(32,414)	(19,189)
S&P Index call options	(45)	3,453	(498)	5,612
Other[1]	622	1,846	(2,848)	(1,949)

Total net realized investment gains (losses)	$226,965	$70,167	$463,516	$47,437

[1]	Other includes warrants and futures contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Further analysis of the net realized gains for the three and nine months ended September 30, 2008 is set forth in the tables below. The realized gains or losses on disposal in the table below represent inception-to-date gains or losses on positions closed in the period.

	Three Months Ended September 30, 2008
				Common		S&P
	Credit		Total	Stock	Hybrid	Index
	Default	SPDRs	Return	Short-	Financial	Call
	Swaps	Short-Sales	Swaps	Sales	Instruments	Options	Other	Total

Realized gains (losses) on disposal	$107,710	$—	$110,119	$—	$—	$(362)	$—	$217,467
Reversal of previously recognized mark-to-market (gains)	(55,486)	—	(14,414)	—	—	362	—	(69,538)
Mark-to-market gains (losses) recognized in current period	67,092	—	45,558	—	(34,191)	(45)	622	79,036

Total net realized investment gains (losses)	$119,316	$—	$141,263	$—	$(34,191)	$(45)	$622	$226,965

	Nine Months Ended September 30, 2008
				Common		S&P
	Credit		Total	Stock	Hybrid	Index
	Default	SPDRs	Return	Short-	Financial	Call
	Swaps	Short-Sales	Swaps	Sales	Instruments	Options	Other	Total

Realized gains (losses) on disposal	$257,228	$(22,523)	$107,502	$5,116	$—	$(1,977)	$—	$345,346
Reversal of previously recognized mark-to-market (gains) losses	(125,975)	88,029	—	(367)	—	1,555	—	(36,758)
Mark-to-market gains (losses) recognized in current period	144,708	—	45,558	—	(32,414)	(76)	(2,848)	154,928

Total net realized investment gains (losses)	$275,961	$65,506	$153,060	$4,749	$(32,414)	$(498)	$(2,848)	$463,516

Related Party Transactions

In September 2008, the Company acquired an additional 1,037,037 shares of Advent for cash consideration of $3,010, increasing its ownership interest in Advent to approximately 10.6%. During the third quarter of 2008, Fairfax became the majority shareholder of Advent and as a result the Company’s investment in Advent became subject to the equity method of accounting. The Company has elected the fair value option under SFAS 159 for its investment in Advent which is included in derivatives and other invested assets on the consolidated balance sheet at September 30, 2008 at a fair value of $13,062. At December 31, 2007, the fair value of the Company’s investment in Advent was $15,996 and is included in equity securities on the consolidated balance sheet.

In September 2008, the Company sold part of its interest in TPF, L.P., an equity method investment, to TIG Insurance Company, a subsidiary of Fairfax, for proceeds of $6,516. The transaction was recorded at fair value with no resulting gain or loss to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

In June 2008, the Company invested $10,381 in Arab Orient Insurance Company (“Arab Orient”), a publicly traded insurance company based in Jordan. The Company owned approximately 19.8% of Arab Orient at September 30, 2008 and expects to make further purchases of Arab Orient shares in 2008 such that its ownership will equal or exceed 20% by year end. The investment in Arab Orient is included in equity securities and carried at fair value, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as the Company has determined that it does not exercise significant influence over Arab Orient. At September 30, 2008, the Company’s investment in Arab Orient had a fair value of $9,836.

In March 2008, the Company sold its entire 9.3% ownership interest in MFXchange Holdings Inc. (“MFX”), an affiliated equity method investee, to Fairfax, for nominal consideration and recorded a realized loss of $1,550 on this security which was deemed to have no value.

Significant Subsidiary

Included in the Company’s investment portfolio, in derivatives and other invested assets, is its investment in Northbridge, in which it holds a 15.7% interest at September 30, 2008. As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company elected the fair value option for Northbridge, which was previously accounted for under the equity method of accounting. For the three and nine months ended September 30, 2008, Northbridge was a significant subsidiary as defined in the SEC’s Regulation S-X. The Company’s aggregate share of Northbridge’s statement of operations which would have been reported in the Company’s results for the three and nine months ended September 30, 2008, had Northbridge still been accounted for under the equity method of accounting, is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Total revenues	$24,563	$157,904
Total expenses	$44,130	$132,447
(Loss) income from continuing operations	$(19,567)	$25,457
Net (loss) income	$(12,852)	$16,451

4.	Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Adoption of this FSP did not affect the Company’s financial position or results of operations.

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measure and, whenever available, should be used to measure fair value, provided that (1) the market is the principal (or most advantageous) market and (2) the entity has the ability to access the principal (or most advantageous) market.

Level 2 — Valuations based on information (other than quoted prices included within Level 1) that is observable for the asset and liability, either directly or indirectly. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and observable inputs other than quoted prices, such as interest rates and yield curves.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company is responsible for determining the fair value of its investment portfolio by utilizing market driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques which make use of current market data. For the majority of the Company’s investment portfolio, the Company uses quoted prices and other information from independent pricing sources in determining fair values. The Company uses valuation techniques for its Level 3 investments, which represent less than 1% of the Company’s investment portfolio at fair value. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. The Company will challenge any prices for its investments which are considered to not represent fair value.

For determining the fair value of its Level 1 investments (approximately 24% of total investment portfolio at fair value), the Company utilizes quoted market prices. The Company’s Level 1 investments include exchange-traded securities in active markets.

The Company’s Level 2 investments (approximately 76% of total investment portfolio at fair value), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes which include observable credit spreads. Also included in Level 2 investments are inactively traded convertible corporate debentures which are valued using a pricing model and include observable inputs such as credit spreads and discount rates in the calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company’s Level 3 investments (less than 1% of total investment portfolio at fair value) include certain fixed income securities at fair value of $9,124 which are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

After considering the current economic conditions and the liquidity concerns in the credit markets, the Company determined that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3.

The following table presents the Company’s assets (excluding cash and cash equivalents) measured at fair value on a recurring basis, within the fair value hierarchy, at September 30, 2008:

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Available-for-sale fixed income securities	$—	$2,050,396	$—	$2,050,396
Held for trading fixed income securities	—	165,549	9,124	174,673
Equity securities	681,741	9,836	—	691,577
Derivatives and other invested assets[1]	213,312	286,129	—	499,441
Short-term investments	—	135,793	—	135,793
Assets pledged for derivatives	—	238,401[2]	—	238,401

Total	$895,053	$2,886,104	$9,124	$3,790,281

[1]	Excludes investments which are carried under the cost method of accounting totaling $12,995.
[2]	Excludes cash pledged as collateral of $693.

The following table provides a summary of changes in fair value of Level 3 financial assets for the three and nine months ended September 30, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Beginning balance	$2,498	$2,500
Net purchases	6,440	6,440
Realized gains included in net income	186	184

Balance, end of period	$9,124	$9,124

Total gains for the period recognized in earnings attributable to the change in unrealized gains or losses relating to assets held at September 30, 2008	$186	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross unpaid losses and LAE, beginning of period	$3,119,544	$3,317,465	$3,178,506	$3,371,549
Less ceded unpaid losses and LAE	724,587	1,287,904	1,197,496	1,355,253

Net unpaid losses and LAE, beginning of period	2,394,957	2,029,561	1,981,010	2,016,296

Losses and LAE incurred related to:
Current period	246,842	202,331	629,824	624,280
Prior years	(35,336)	(9,863)	37,038	(36,662)

Total losses and LAE incurred	211,506	192,468	666,862	587,618

Losses and LAE paid related to:
Current period	69,761	75,124	155,373	139,452
Prior years	137,497	130,880	93,294	448,437

Total losses and LAE paid	207,258	206,004	248,667	587,889

Net unpaid losses and LAE, end of period	2,399,205	2,016,025	2,399,205	2,016,025
Add ceded unpaid losses and LAE	711,991	1,259,789	711,991	1,259,789

Gross unpaid losses and LAE, end of period	$3,111,196	$3,275,814	$3,111,196	$3,275,814

During the third quarter of 2008, the Company incurred catastrophe losses of $71,500 associated with hurricanes Gustav and Ike.

For the three months ended September 30, 2008, the higher favorable prior year loss development as compared to 2007 was primarily attributable to continued favorable loss experience in the workers’ compensation and general liability lines of business. For the nine months ended September 30, 2008, the net adverse prior year loss development, as compared to favorable development in the corresponding 2007 period, is primarily attributable to a loss on commutation of a finite reinsurance contract of $75,470 as well as a $25,500 loss attributable to the settlement of an asbestos lawsuit, partially offset by higher favorable prior year loss development primarily in the workers’ compensation line of business. Losses and LAE paid related to prior years for the nine months ended September 30, 2008 includes proceeds of $302,500 from the aforementioned commutation.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

September 30, 2008

Ceded unpaid losses and LAE in the table above	$711,991
Reconciling items:
Reinsurance receivable on paid losses and LAE	29,153
Retroactive reinsurance recoverable	284,000

Reinsurance recoverable on the consolidated balance sheet	$1,025,144

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$421,617	$421,380	$428,139	$443,055
Less ceded unpaid losses and ALAE	82,349	92,426	94,497	94,817

Net unpaid losses and ALAE, beginning of period	339,268	328,954	333,642	348,238
Net losses and ALAE incurred	—	—	25,500	—
Net paid losses and ALAE	27,128	8,268	47,002	27,552

Net unpaid losses and ALAE, end of period	312,140	320,686	312,140	320,686
Add ceded unpaid losses and ALAE	83,488	89,498	83,488	89,498

Gross unpaid losses and ALAE, end of period	$395,628	$410,184	$395,628	$410,184

During the nine months ended September 30, 2008, the Company incurred net losses and ALAE of $25,500 attributable to the settlement of an asbestos lawsuit and paid $18,333 related thereto in the three months ended September 30, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Environmental
Gross unpaid losses ALAE, beginning of period	$109,740	$96,813	$117,768	$110,636
Less ceded unpaid losses and ALAE	30,887	32,250	32,725	37,103

Net unpaid losses and ALAE, beginning of period	78,853	64,563	85,043	73,533
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	2,815	(136)	9,005	8,834

Net unpaid losses and ALAE, end of period	76,038	64,699	76,038	64,699
Add ceded unpaid losses and ALAE	28,550	30,957	28,550	30,957

Gross unpaid losses and ALAE, end of period	$104,588	$95,656	$104,588	$95,656

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $21,315 and $24,128, net of reinsurance, at September 30, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premiums written:
Direct	$224,533	$286,480	$777,357	$937,519
Assumed from other companies, pools or associations	7,142	10,412	16,550	31,899
Ceded to other companies, pools or associations	(35,962)	(30,113)	(107,260)	(108,885)

Net premiums written	$195,713	$266,779	$686,647	$860,533

Premiums earned:
Direct	$260,031	$309,585	$852,646	$939,386
Assumed from other companies, pools or associations	7,444	14,565	17,552	66,584
Ceded to other companies, pools or associations	(34,497)	(30,775)	(102,528)	(112,067)

Premiums earned	$232,978	$293,375	$767,670	$893,903

The components of the Company’s total reinsurance recoverable are summarized as follows:

	September 30,	December 31,
	2008	2007

Reinsurance recoverable on unpaid losses and LAE	$995,991	$1,487,986
Reinsurance receivable on paid losses and LAE	29,153	51,797

Total reinsurance recoverable	$1,025,144	$1,539,783

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $54,567 and $50,021 at September 30, 2008 and December 31, 2007, respectively. The decrease in the reinsurance recoverable balance during the nine months ended September 30, 2008 is primarily due to the commutation of two corporate aggregate reinsurance contracts as discussed further below.

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

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows (increase (decrease) in indicated component):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Funds held interest charged to investment income	$(3,862)	$(4,214)	$(12,969)	$(12,552)
Losses and LAE	(3,693)	(4,045)	64,569	(10,819)

Decrease in income before income taxes	$(169)	$(169)	$(77,538)	$(1,733)

On June 26, 2008, the Company commuted its 1998 prospective aggregate stop loss contract and the retroactive amendment to that contract. As a result of the commutation the Company received cash proceeds of $302,500, of which $287,375 was recorded in prospective corporate aggregate reinsurance activity and $15,125 was recorded in retroactive corporate aggregate reinsurance activity. The Company also recorded a decrease of $386,748 in the balance recoverable from reinsurers, of which $367,500 was attributable to the prospective contract and $19,248 was attributable to the retroactive amendment. The financial statement effect of the commutation was a non-cash pre-tax charge of $84,248, offset by the release of the unamortized deferred gain balance of $8,778 (related to the retroactive amendment), resulting in a net charge to incurred losses and loss adjustment expenses of $75,470 on the consolidated statements of income for the nine months ended September 30, 2008.

In addition to the above commutation, the Company also commuted its 2001 $100 million retroactive adverse development contract with the same reinsurer. This commutation had no impact on the financial statements as the Company had previously reduced the reinsurance recoverable balance by funds held pursuant to the commutation provision contained in the contract.

At September 30, 2008, reinsurance recoverable includes $369,000 related to one retroactive corporate aggregate reinsurance contract, of which $85,000 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.

At September 30, 2008, one prospective contract, covering accident year 2002 remains in effect. The reinsurer under this contract is nSpire, a Fairfax affiliate. There have been no premium cessions since 2002 and no loss cessions under this contract.

Prospective Corporate Aggregate Reinsurance

The effect of prospective corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Funds held interest charged to investment income	$—	$(572)	$(1,575)	$(1,809)
Losses and LAE	—	—	80,521	—

Decrease in income before income taxes	$—	$(572)	$(82,096)	$(1,809)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

For the nine months ended September 30, 2008, the above activity arises from the combined effects of the aforementioned commutation as well as a second prospective contract that was commuted effective March 31, 2008. In accordance with the terms of this commutation agreement, the Company commuted ceded loss reserves of $32,348 in consideration of release to the Company of the funds held balance of $31,952. The commutation loss of $396 was charged to incurred losses and loss adjustment expenses on the consolidated statements of income in the three months ended March 31, 2008.

Retroactive Corporate Aggregate Reinsurance

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Funds held interest charged to investment income	$(3,862)	$(3,642)	$(11,394)	$(10,743)
Losses and LAE	(3,693)	(4,045)	(15,952)[1]	(10,819)

(Decrease) increase in income before income taxes	$(169)	$403	$4,558	$76

[1]	For the nine months ended September 30, 2008, losses and LAE is comprised of a loss on commutation of $4,123 offset by $8,778 of unamortized deferred income released on commutation as well as $11,297 of recurring deferred income amortization.

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(3,693)	(4,045)	(20,075)	(10,819)

Decrease in deferred income	(3,693)	(4,045)	(20,075)	(10,819)
Deferred income on retroactive reinsurance – beginning of period	135,659	161,244	152,041	168,018

Deferred income on retroactive reinsurance – end of period	$131,966	$157,199	$131,966	$157,199

The above activity arises from two retroactive contracts of which only the 2001 retroactive adverse development contract for $400 million remains in effect. The reinsurance recoverable and funds held balances in respect of this contract were $369,000 and $230,283, respectively, at September 30, 2008 ($369,000 and $218,889, respectively, at December 31, 2007). The other contract, the amendment to the 1998 aggregate stop loss contract, has been commuted as previously discussed.

For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

8.	Long-Term Debt

Long-term debt, net of unamortized discount, is comprised as follows:

	September 30,	December 31,
	2008	2007

7 3/4% Senior Notes due 2017	$310,121	$309,036
10 3/8% Senior Notes due 2013	—	4,184

Total	$310,121	$313,220

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

Concurrent with the issuance of the 2013 Notes, the Company entered into a non-interest bearing standby credit agreement, subordinate to the notes, whereby Fairfax agreed, under certain conditions, to lend up to $40,000 to the Company to meet certain corporate obligations. Borrowings under this agreement, if any, were due in June 2018. With the refinancing of the 2013 Notes in May 2007, the obligation to maintain the credit facility was terminated. As a result, the credit facility, which was never drawn upon and was cancellable at the option of the Company, was cancelled effective October 1, 2008.

For the nine months ended September 30, 2008 and 2007, the Company recognized costs related to the early retirement of its 2013 Notes of $392 and $21,188, respectively, which were comprised of tender premium payments and the write-off of discount and unamortized deferred financing costs remaining on the 2013 notes. For the nine months ended September 30, 2008 and 2007, total interest expense on the notes was $20,952 and $22,835, respectively, including amortization of discount and related deferred financing costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

9.	Commitments and Contingencies

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office. This inquiry is ongoing and the Company is cooperating fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

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

In the ordinary course of their business, Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

General liability	$45,661	$55,944	$152,225	$177,570
Workers’ compensation	55,332	64,076	173,685	197,218
Commercial automobile	44,781	52,599	146,588	159,678
Property	35,962	66,976	136,872	209,406
Commercial multi-peril	19,687	21,940	60,461	57,983
Accident and health	24,608	24,209	76,832	68,317
Other[1]	6,947	7,631	21,007	23,731

Total premiums earned	$232,978	$293,375	$767,670	$893,903

[1]	Other includes surety, homeowners and personal automobile lines of business.

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
General liability	$32,744	71.7%	$40,326	72.1%	$110,574	72.6%	$123,751	69.7%
Workers’ compensation	41,323	74.7%	50,455	78.7%	136,504	78.6%	153,777	78.0%
Commercial automobile	32,589	72.8%	31,953	60.7%	107,605	73.4%	102,344	64.1%
Property	107,991	300.3%	46,270	69.1%	175,849	128.5%	151,149	72.2%
Commercial multi-peril	12,420	63.1%	12,765	58.2%	37,636	62.2%	35,528	61.3%
Accident and health	16,576	67.4%	17,666	73.0%	52,313	68.1%	48,968	71.7%
Other	3,199	46.0%	2,896	38.0%	9,343	44.5%	8,763	36.9%

Total accident year losses and LAE	246,842	106.0%	202,331	69.0%	629,824	82.0%	624,280	69.8%
Prior years’ loss development	(35,336)	(15.2)	(9,863)	(3.4)	37,038	4.9	(36,662)	(4.1)

Calendar year losses and LAE	$211,506	90.8%	$192,468	65.6%	$666,862	86.9%	$587,618	65.7%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

For the three and nine months ended September 30, 2008, the Company incurred losses and LAE of approximately $71,500 associated with hurricanes Gustav and Ike. Such losses primarily affected the property line of business. In addition, for the nine months ended September 30, 2008, the net adverse prior years’ loss development, as compared to favorable development in the corresponding 2007 period, was primarily attributable to a loss on commutation of a finite reinsurance contract of $75,470 and a $25,500 loss attributable to the settlement of an asbestos lawsuit, partially offset by prior period favorable development.

11.	Subsequent Event

Subsequent to the quarter end, US Fire received approval from the Delaware Department of Insurance to pay a dividend of $350,000 to the Company. The Company paid a dividend of the same amount to Fairfax on October 24, 2008. The dividend was paid in cash ($191,202) and securities (fair value of $158,798).

On October 29, 2008, the Company purchased a 20.0% interest in Alliance Insurance (P.S.C.) (“Alliance”) for cash consideration of $21,586. Alliance is a publicly traded insurance company in Dubai, United Arab Emirates.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and ALAE, including incurred but not reported losses and development of reported losses, are projected by line of business by accident year using several standard actuarial methodologies. At each balance sheet date, Company management establishes its “best estimate” based on the actuarial point estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. At September 30, 2008, the Company’s actuaries concurred with the reasonableness of management’s best estimate.

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

During the nine months ended September 30, 2008, the Company increased its asbestos reserves by $25,500. The increase was attributable to the settlement of an asbestos lawsuit with Kelly-Moore Paint Company, Inc.. No adjustment was made to environmental or other latent reserves in the nine months ended September 30, 2008. In 2007 and 2006, based on the Company’s internal actuarial reviews, the Company strengthened its asbestos, environmental and other latent reserves by $54,547 and $33,897, respectively.

Other than Temporary Declines in Value of Investments

The Company’s fixed income and equity securities are principally categorized as “available-for-sale” and are carried at their fair value based primarily on quoted market prices. Unrealized gains or losses on the Company’s available-for-sale investments, net of applicable income taxes, are included in other comprehensive income. Declines in the market value of invested assets below carrying value are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time, which in the case of fixed income securities may mean until maturity, is outweighed by evidence to the contrary. Management also considers the Company’s ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if the Company determines that it will be unable to collect all amounts due under the terms of the securities. Recognition of impairment losses for declines in the value of fixed income and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, the impact of issuer-specific events, current and expected future market and economic conditions, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price.

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

During the three and nine months ended September 30, 2008, the Company recorded other than temporary impairment charges of $34,698 and $75,776, respectively, primarily related to declines in value of equity securities. For the nine months ended September 30, 2007, the Company recorded other than temporary impairment charges of $15,771. See “Liquidity and Capital Resources — Insurance Subsidiaries” for a further discussion of investments in an unrealized loss position.

Derivatives and Hybrid Financial Instruments Valuation

Derivatives and hybrid financial instruments currently held by the Company include credit default swaps, total return swaps, warrants, futures and S&P Index call options which limit the potential loss on the Company’s Standard & Poor’s Depositary Receipts (“SPDRs”) total return swaps and convertible securities. These securities are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations, as well as the volatility in interest rates and stock market conditions arising from the recent turmoil in the financial markets, realized values may vary substantially from estimates reflected in the consolidated financial statements.

At September 30, 2008, the fair value of the derivatives and hybrid financial instruments was $273,067 and $168,115, respectively. At December 31, 2007, the fair value of the derivatives and hybrid financial instruments was $240,015 and $125,848, respectively. Gains or losses arising from changes in the fair value of these securities are recorded in realized investment gains and losses in the consolidated statements of income. For the three months and nine months ended September 30, 2008, net realized investment gains resulting from the change in fair value of the derivatives and hybrid financial instruments were $226,965 and $393,261, respectively. For the three months and nine months ended September 30, 2007, net realized investment losses resulting from the change in fair value of the derivatives and hybrid financial instruments were $70,637 and $69,793, respectively.

From October 1, 2008 to October 24, 2008, the Company sold $405,928 notional amount of credit default swaps for gross proceeds of $54,908 and net realized gains in excess of fair value at September 30, 2008 of $9,557. The fair value of $3.1 billion notional amount of credit default swaps held at October 24, 2008 and September 30, 2008 declined in value by $4,305.

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

In certain circumstances, the Company may engage in commutation discussions with an individual reinsurer, essentially canceling and settling the contract at its net present value. The outcome of such discussions may result in a lump sum settlement that is less than the recorded recoverable balance. Losses arising from commutations could have an adverse impact on the Company’s results of operations. An estimated allowance for uncollectible reinsurance recoverable is recorded on the basis of periodic evaluation of balances due from reinsurers, judgments regarding reinsurer solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of insurer/reinsurer relations in general, and at the Crum & Forster companies in particular. For the nine months ended September 30, 2008, the Company recorded losses on commutations of $75,866. No commutation losses were recorded in the nine months ended September 30, 2007.

At September 30, 2008 and December 31, 2007, reinsurance recoverable was $1,025,144 and $1,539,783, net of reserves for uncollectible reinsurance of $54,567 and $50,021, respectively. The provision for uncollectible reinsurance for the three and nine month periods ended September 30, 2008 and 2007 was $2,000 and $6,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets, including loss reserve discounting, deferred gain on retroactive reinsurance, unearned premium adjustment and unrealized investment losses. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

At September 30, 2008, there are no valuation allowances against the Company’s gross deferred tax assets of $205,497. The Company’s current projections of future taxable income are based on assumptions of declining premium volume and increasing combined ratios in the intermediate term, with portfolio yields approximating current levels, excluding derivatives. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Realization of the deferred tax asset in accordance with GAAP ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.

Summary of Operations

Overview

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including general liability, workers’ compensation, commercial automobile, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,300 producers located throughout the United States. The Company’s two largest producers accounted for 4.6% and 4.4% of gross premiums written for the nine months ended September 30, 2008.

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

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, capital availability, natural and man-made disasters (for example, hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. The softening commercial property and casualty marketplace of the past several years intensified in 2007 and has continued to accelerate downward in 2008.

The property market softened throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business. The property market has continued to be very soft in 2008. Habitational business has been most dramatically affected, with a significant drop in market prices and an expansion of limits. The casualty market continues to remain soft. Pricing pressure for casualty accounts intensified countrywide throughout 2007 and continued through the first nine months of 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals. To date terms and conditions are largely holding up, although the Company is starting to see some isolated requests to remove exclusions and increase or broaden limits.

Because of the deteriorating market conditions described above, in the nine months ended September 30, 2008, the Company’s renewal retention rates declined by approximately 5 percentage points. Specifically, renewal retention rates for casualty lines declined by approximately 4 percentage points and renewal retention rates for property lines declined by approximately 7 percentage points. Renewal pricing for both casualty and property business declined by approximately 7% and 11%, respectively. New business declined by approximately 35%, attributable to a reduction in both casualty and property writings.

The Company expects the market to remain competitive for the remainder of 2008 and into 2009. Under such conditions, the Company will continue to reject underpriced new business opportunities and to shed accounts and classes of business that appear to be unprofitable. As a consequence, it is likely that the Company’s premium volume will decline further in the fourth quarter of 2008 and in 2009, the expense ratio will increase as the shrinkage of premium revenues outpaces cost-cutting measures and the loss ratio deteriorates marginally as renewal price declines and loss-cost trends take their toll on profitable business.

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

Effective June 1, 2008, the Company placed its property catastrophe reinsurance treaty (excluding Seneca). The expiring treaty provided coverage of $100 million in excess of $100 million per occurrence for all perils and $100 million in excess of $200 million per occurrence for California earthquake only for a total premium of approximately $22 million. The new treaty provides coverage of $85 million in excess of $65 million for an annual premium of approximately $7.6 million and excludes non-admitted fire, inland marine and difference in conditions (“DIC”) policies (primarily providing earthquake coverage in California) which are covered under separate treaties (discussed further below). The Company is obliged to reinstate any limits used at 100% of the original premium.

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

Results of Operations

The components of the Company’s net income, and certain related ratios, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross premiums written	$231,675	$296,892	$793,907	$969,418

Net premiums written	$195,713	$266,779	$686,647	$860,533

Premiums earned	$232,978	$293,375	$767,670	$893,903
Losses and LAE	211,506	192,468	666,862	587,618
Underwriting expenses	84,076	86,557	248,451	253,739

Underwriting (loss) income	(62,604)	14,350	(147,643)	52,546
Investment income and realized investment gains and losses	177,075	104,516	389,138	182,853
Interest and other expense	9,447	8,120	25,131	23,795
Costs related to early retirement of debt	—	—	392	21,188

Income before income taxes and equity in earnings of investees	105,024	110,746	215,972	190,416
Income tax expense	35,296	37,940	71,958	64,147

Income before equity in earnings of investees	69,728	72,806	144,014	126,269
Equity in (losses) earnings of investees, net of tax	—	10,051	(461)	18,146

Net income	$69,728	$82,857	$143,553	$144,415

Loss and LAE ratio	90.8%	65.6%	86.9%	65.7%
Underwriting expense ratio	36.1	29.5	32.3	28.4

Combined ratio	126.9%	95.1%	119.2%	94.1%

Net income decreased in the third quarter of 2008 as compared to the third quarter of 2007 and remained level for the nine months ended September 30, 2008 as compared to the prior year primarily due to:

•	A significant increase in investment earnings primarily attributable to higher earnings from the Company’s investments in credit default swaps and total returns swaps, partially offset by lower partnership income, higher other than temporary impairment charges and mark-to-market losses associated with the Company’s investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company.

•	Substantially lower underwriting income. Underwriting income in the third quarter of 2008 was adversely affected by catastrophe losses of $77,200 (33.1 combined ratio points) associated with hurricanes Gustav and Ike, partially offset by higher favorable prior year loss development of $35,336 (15.2 combined ratio points) in the third quarter of 2008 compared to $9,863 (3.4 combined ratio points) in the third quarter of 2007. For the nine months ended September 30, 2008, in addition to the effect of the aforementioned hurricanes (10.1 combined ratio points), underwriting results were also adversely affected by a pre-tax charge of $75,470 (9.8 combined ratio points) arising from the commutation of one of the Company’s finite reinsurance contracts as well as a pre-tax loss of $25,500 (3.3 combined ratio points) attributable to the settlement of an asbestos related lawsuit, partially offset by higher favorable prior year loss development. Excluding the effects of the loss on commutation and the asbestos lawsuit, favorable prior year loss development was $63,932 (8.3 combined ratio points) for the nine months ended September 30, 2008 compared to $36,662 (4.1 combined ratio points) for the same period in 2007.

•	Lower equity in earnings of investees primarily due to lower earnings from Northbridge, which was previously accounted for as an equity method investment.

Excluding the effects of charges associated with the aforementioned hurricanes, commutation and asbestos related lawsuit, the combined ratio for the three and nine months ended September 30, 2008 was 93.8% and 96.0%, respectively. The improvement in the combined ratio in the third quarter of 2008 compared to the third quarter of 2007 is primarily attributable to higher favorable prior year loss development. The deterioration in the year to date combined ratio compared to 2007 is largely due to a higher underwriting expense ratio, reflective of current soft market conditions, partially offset by higher favorable prior year loss development.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended September 30,
			Increase/	Percent
	2008	2007	(Decrease)	Change

General liability	$49,254	$58,201	$(8,947)	(15.4)%
Workers’ compensation	50,793	69,887	(19,094)	(27.3)%
Commercial automobile	36,864	52,288	(15,424)	(29.5)%
Property	31,858	55,010	(23,152)	(42.1)%
Commercial multi-peril	21,411	24,159	(2,748)	(11.4)%
Accident and health	33,077	27,850	5,227	18.8%
Other	8,418	9,497	(1,079)	(11.4)%

Total gross premiums written	$231,675	$296,892	$(65,217)	(22.0)%

	Nine Months Ended September 30,
			Increase/	Percent
	2008	2007	(Decrease)	Change

General liability	$172,768	$198,310	$(25,542)	(12.9)%
Workers’ compensation	158,433	204,547	(46,114)	(22.5)%
Commercial automobile	136,772	158,941	(22,169)	(13.9)%
Property	138,574	235,559	(96,985)	(41.2)%
Commercial multi-peril	63,764	67,436	(3,672)	(5.4)%
Accident and health	103,900	81,532	22,368	27.4%
Other	19,696	23,093	(3,397)	(14.7)%

Total gross premiums written	$793,907	$969,418	$(175,511)	(18.1)%

For the three months ended September 30, 2008, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above) declined by $69,365, or 26.7%, as compared to the three months ended September 30, 2007, due to the combined effects of a decline in new business of approximately 48%, price decreases on renewal policies of approximately 5% and a decline in renewal retention rates of approximately 4 percentage points. For the nine months ended September 30, 2008, gross premiums written associated with the Company’s core commercial lines of business declined by $194,482, or 22.5%, as compared to the nine months ended September 30, 2007, due to the combined effects of a decline in new business of approximately 35%, price decreases on renewal policies of approximately 8% and a decline in renewal retention rates of approximately 5 percentage points.

The year to date decline in new business is attributable to a reduction in both property and casualty writings. New business growth continues to remain very challenging as soft market conditions prevail across most lines of business. The Company continues to maintain its disciplined approach to underwriting in this highly competitive market, renewing business and writing new business only where it believes rates are acceptable and terms and conditions appropriate for the exposure. The decline in gross premiums written in core commercial lines was partially offset by growth in the accident and health business.

Casualty gross premiums written

For the three and nine months ended September 30, 2008, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $43,465, or 24.1%, and $93,825, or 16.7%, respectively, as compared to the three months and nine months ended September 30, 2007 due to a decline in new business, price decreases on renewal policies, and a decline in renewal retention rates. For the three and nine months ended September 30, 2008, new business declined by approximately 47% and 26%, respectively, prices on renewal policies declined by approximately 4% and 7%, respectively, and renewal retention rates declined by approximately 7 and 4 percentage points, respectively. The significant reduction in commercial auto gross premiums written in the third quarter of 2008 is due to the Company more aggressively reducing its exposure to transportation accounts, where loss experience was greater than the overall book of business. Additionally, the sharp decline in new business in the third quarter of 2008 was largely due to a decline in the wholesale produced casualty business. Pricing pressure for casualty accounts intensified countrywide in 2007 and continued through the first nine months of 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals.

Property gross premiums written

For the three and nine months ended September 30, 2008, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $25,900, or 32.7%, and $100,657, or 33.2%, respectively, as compared to the three and nine months ended September 30, 2007, primarily due to a decline in new business, price decreases on renewal policies and a decline in renewal retention rates. For the three and nine months ended September 30, 2008, new business declined by approximately 51% and 50%, respectively, prices on renewal policies declined by approximately 8% and 11%, respectively, and renewal retention rates declined by approximately 2 and 7 percentage points, respectively. In addition to market conditions, the decrease in property gross premiums written in 2008 is due to the reduction in habitational business, where loss ratios are higher than the remainder of the book of business, as well as a reduction in accounts with larger total insured values.

The property market softened throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business, and continued to be very soft in the first nine months of 2008.

Other gross premiums written

For the three and nine months ended September 30, 2008, the increase in other gross premiums written as compared to the corresponding prior year periods, was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has continued to benefit from Crum & Forster’s “A” category A.M. Best rating, resulting in the Company acquiring several new programs in 2007, that contributed to business growth in 2008. Additionally, in general, the accident and health business is not aligned with the traditional property and casualty market cycle which is currently experiencing very soft market conditions.

Net Premiums Written

For the three months and nine months ended September 30, 2008, net premiums written decreased by $71,066, or 26.6%, and $173,886, or 20.2%, compared to the three months and nine months ended September 30, 2007. The decrease was generally in line with the decline in gross premiums written over the corresponding periods.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and nine months ended September 30, 2008, premiums earned decreased by $60,397, or 20.6%, and $126,233, or 14.1%, respectively, as compared to the three and nine months ended September 30, 2007. The lower decline in premiums earned relative to premiums written is principally attributable to the lag in recognition of the decreased premiums written in the latter half of 2007 and 2008.

Losses and Loss Adjustment Expenses

For the three and nine months ended September 30, 2008, the calendar year loss and LAE ratio increased to 90.8% and 86.9%, respectively, from 65.6% and 65.7% for the three and nine months ended September 30, 2007, respectively. For the three months ended September 30, 2008, the deterioration in the calendar year loss and LAE ratio is principally due to the impact of catastrophe losses of $71,500, associated with hurricanes Gustav and Ike, which contributed 30.7 points as well as unfavorable loss emergence in the property line of business, partially offset by higher favorable prior year loss development of $35,336 in the third quarter of 2008 as compared to $9,863 in the third quarter of 2007, largely attributable to the workers’ compensation line of business. For the nine months ended September 30, 2008, the deterioration in the calendar year loss and LAE ratio is due to the combined effects of the aforementioned hurricanes which contributed 9.3 points, the loss on commutation of a finite reinsurance contracts of $75,470 which contributed 9.8 points and an asbestos litigation settlement of $25,500 which contributed 3.3 points, partially offset by higher favorable prior year loss development primarily attributable to the workers’ compensation line of business. Excluding charges associated with the aforementioned hurricanes, commutation and asbestos lawsuit, the calendar year loss ratio for the three and nine months ended September 30, 2008 was 60.1% and 64.5%, respectively, the improvement in 2008 being largely due to higher favorable prior year loss development.

The accident year loss and LAE ratio was 82% for the first nine months of 2008 compared to 69.8% for the first nine months of 2007. The full year accident year 2007 loss ratio was 68.9%. The increase in the accident year loss ratio in 2008 is principally attributable to catastrophe losses associated with hurricanes Gustav and Ike in the third quarter of 2008 (9.3 points) as well as the effects of unfavorable pricing trends and soft market conditions, particularly in the property line of business.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three and nine months ended September 30, 2008, the Company’s underwriting expense ratio was 36.1% and 32.3%, respectively, as compared to an underwriting expense ratio of 29.5% and 28.4% for the three and nine months ended September 30, 2007, respectively.

The Company’s policy acquisition expense ratio increased to 17.9% and 15.4% for the three months and nine months ended September 30, 2008, compared to 15.6% and 14.7% for the three and nine months ended September 30, 2007 primarily due to a charge of $5,700 associated with an assessment from the Texas Windstorm Insurance Association related to hurricane Ike which increased the policy acquisition ratio by 2.4 points and 0.7 points, respectively.

The Company’s other underwriting expense ratio increased to 18.2% and 16.9% for the three and nine months ended September 30, 2008, respectively, from 13.9% and 13.7% for the three and nine months ended September 30, 2007, respectively. The unfavorable variance relative to the prior year is primarily attributable to a reduction in net earned premium and an increase in general expenses, largely due to higher compensation costs in the third quarter of 2008 and higher compensation and technology costs, including a write-off of capitalized software development costs of $3,185, in the nine months ended September 30, 2008. The Company is currently operating in a soft market, characterized by declining premiums, and, should such conditions persist, the other underwriting expense ratio may continue to be adversely affected.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average investments, including cash and cash equivalents, at book value[1]	$4,291,043	$4,161,348	$4,419,599	$4,077,203

Investment income	$14,706	$34,296	$61,792	$109,226
Net realized investment gains	162,369	70,220	327,346	73,627
Pre-tax equity in earnings (losses) of investees	—	15,463	(709)	27,917
Change in unrealized investment (losses) gains and foreign currency translation	(32,229)	88,024	(81,893)	66,224

Total return on investments	$144,846	$208,003	$306,536	$276,994

Annualized total return on investments	13.5%	20.0%	9.2%	9.1%

[1]	Includes book value of assets pledged for derivatives and short-sale obligations of $243,445 at September 30, 2008 ($883,035 at September 30, 2007).

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. The annualized rate of return on investments was 13.5% and 9.2% for the three and nine months ended September 30, 2008, respectively, as compared to 20.0% and 9.1% for the three and nine months ended September 30, 2007, respectively.

General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In addition, the Company also owns a number of investments in derivative securities, including credit default swaps, and equity method investments, which are subject to greater volatility than fixed income investments. Although these derivative securities and equity method investments may provide higher expected returns, they present greater risk, and in the case of equity method investments, are less liquid than fixed income investments. As a result of these factors, the Company’s return on its investments may fluctuate substantially in a given period.

Investment Income

The components of investment income for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest on fixed income securities	$28,092	$25,574	$78,779	$77,300
Dividends from equity securities	6,954	5,527	21,421	16,898
(Losses) earnings from other invested assets	(15,071)	1,339	(24,924)	10,022
Other, primarily interest on cash and cash equivalents	6,566	11,548	22,437	28,983

Gross investment income	26,541	43,988	97,713	133,203
Interest on funds held under reinsurance contracts	(3,862)	(4,214)	(12,969)	(12,552)
Investment expenses	(7,973)	(5,478)	(22,952)	(11,425)

Investment income	$14,706	$34,296	$61,792	$109,226

For the three and nine months ended September 30, 2008, the decrease in investment income of $19,590, or 57.1%, and $47,434, or 43.4%, as compared to the three and nine months ended September 30, 2007, was primarily driven by substantially lower earnings from partnership investments, attributable to depressed equity market conditions, and a year-over-year decline in average short-term interest rates.

In addition, for the nine months ended September 30, 2008, investment income was also affected by higher investment expenses, attributable to higher expenses on the SPDRs short-sales and total return swaps, as well as higher incentive management fees. The Company executed an additional $320 million SPDRs short-sales in the latter half of 2007 and a further $105 million of SPDRs total return swaps in July 2008 which contributed to the increased SPDRs expense. Partially offsetting these effects were higher dividends from equity securities, primarily attributable to higher dividends from Northbridge, resulting from a change in accounting from equity method to fair value.

Realized Investment Gains

Net realized investment gains in the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fixed income securities	$8,785	$—	$20,263	$4,391
Equity securities	2,815	15,437	2,815	36,947
Short-sales, derivatives and hybrid financial instruments	226,965	70,167	463,516	47,437
Other invested assets	(41,498)	387	(83,472)	623

	197,067	85,991	403,122	89,398
Other than temporary impairment charges:
Fixed income securities	(1,265)	—	(1,265)	—
Equity securities	(33,433)	(15,771)	(74,511)	$(15,771)

	(34,698)	(15,771)	(75,776)	(15,771)

Total pre-tax net realized investment gains	$162,369	$70,220	$327,346	$73,627

For the three and nine months ended September 30, 2008, net realized investment gains increased by $92,149 and $253,719, respectively, as compared to the three and nine months ended September 30, 2007.

For both the three and nine months ended September 30, 2008, the increase in net realized investment gains as compared to the corresponding prior year periods, was principally due to the significant increase in net realized gains on the short-sales, derivatives and hybrid financial instruments, partially offset by offset by lower net realized gains on sales of equity securities, higher net realized losses on other invested assets and higher other than temporary impairment charges.

Net realized gains on short-sales, derivatives and hybrid financial instruments in the three months ended September 30, 2008 included $141,263 of net gains on total return swaps, $119,316 of net gains on credit default swaps and $34,191 of net losses on the hybrid financial instruments. By comparison, net realized gains on short-sales, derivatives and hybrid financial instruments in the three months ended September 30, 2007, included net gains of $73,510 related to credit default swaps. For the nine months ended September 30, 2008, net realized gains on short-sales, derivatives and hybrid financial instruments included net gains of $275,961 related to credit default swaps, $153,060 of net gains on total return swaps, $70,255 of net gains related to the SPDRs and common stock short-sales and $32,414 of net losses on the hybrid financial instruments. By comparison, net realized gains on short-sales, derivatives and hybrid financial instruments in the nine months ended September 30, 2007, included net gains of $85,319 related to the credit default swaps, $22,356 of net losses related to the SPDRs and common stock short-sales and $19,189 of net losses related to the hybrid financial instruments. For further details on realized gains and losses incurred on the Company’s derivatives, hybrid financial instruments and short-sales, refer to Note 3 to the consolidated financial statements.

At September 30, 2008, the Company owned $3.7 billion notional amount of credit default swaps with an average term to maturity of 3.2 years, an original cost of $56,001 and a fair value of $224,258. At December 31, 2007, the Company owned $5.2 billion notional amount of credit default swaps, with an original cost of $84,529 and a fair value of $234,053. During the quarter ended September 30, 2008, the Company sold $739.7 million notional amount of credit default swaps for proceeds of $120,578 and recorded net gains on sales of $52,224 and net mark-to-market gains of $67,092. During the nine months ended September 30, 2008, the Company sold $1.5 billion notional amount of credit default swaps for proceeds of $290,355 and recorded net gains on sales of $131,253 and net mark-to-market gains of $144,708. These credit default swaps are extremely volatile with the result that their market value and their liquidity may vary dramatically up or down in short periods, and their ultimate value will therefore only be known upon their disposition.

During the three and nine months ended September 30, 2008, the Company recognized other than temporary impairment charges of $34,698 and $75,776, respectively, primarily related to write downs of equity securities. The Company determined that the decline in the fair values of these securities was other than temporary due to the extent and duration of the decline. Other than temporary impairment charges in the three and nine months ended September 30, 2007, totaled $15,771.

Losses on other invested assets in the three and nine months ended September 30, 2008 are principally attributable to mark-to-market losses of $41,087 and $81,503, respectively, related to the Company’s investments in Northbridge and Advent Capital (Holdings) PLC (“Advent”), both affiliated companies, due to the change in fair value of these investments resulting from the fair value election under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). For further details on SFAS 159, refer to Note 2 to the consolidated financial statements.

Pre-tax Equity in Earnings of Investees

The decrease in pre-tax equity in earnings of investees of $15,463 and $28,626, respectively, in the three and nine months ended September 30, 2008 as compared to the corresponding prior year periods, was primarily attributable to the reduction in earnings from Northbridge, which was previously accounted for under the equity method of accounting. Effective January 1, 2008, the Company elected the fair value option for Northbridge under SFAS 159. Northbridge contributed $15,445 and $27,212 to the Company’s pre-tax equity in earnings of investees in the three and nine months ended September 30, 2007.

Interest and Other Expense

For the three and nine months ended September 30, 2008, interest and other expense, excluding costs related to early retirement of debt, were $9,447 and $25,131, respectively, as compared to $8,120 and $23,795, respectively, for the three and nine months ended September 30, 2007. The higher expense was primarily attributable to higher corporate overhead expenses related to charitable contributions and severance payments, partially offset by lower interest expense on long-term debt, attributable to the refinancing of the Company’s long-term debt in mid-2007 at a lower interest rate.

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

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At September 30, 2008, US Fire reported statutory earned surplus of $721,004 and North River reported statutory earned surplus of $116,570. On March 31, 2008, US Fire paid a cash dividend in the amount of $116,000 to the Company. On May 16, 2008, North River paid a cash dividend in the amount of $45,300 to the Company. Subsequent to the quarter end, US Fire received approval from the Delaware Department of Insurance to pay a dividend of $350,000 to the Company. The Company paid a dividend of the same amount to Fairfax on October 24, 2008. The dividend was paid in cash ($191,202) and securities (fair value of $158,798). After the payment of the dividend, US Fire will continue to have adequate surplus to support its outstanding liabilities and its financial needs. US Fire’s future dividend payments to the Company will require prior approval by the Delaware Department of Insurance to the extent any such payment, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (a) 10% of US Fire’s statutory surplus as of December 31, preceding the date of dividends or (b) net income not including realized capital gains for the calendar year preceding the date of dividends.

Cash used in financing activities in the nine months ended September 30, 2008, was comprised of dividends paid to Fairfax of $130,000 and retirement of the remaining outstanding $4,270 senior notes due 2013. Cash used in financing activities in the nine months ended September 30, 2007, was comprised of dividends paid to Fairfax of $128,818 and refinancing of the Company’s long-term debt. In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7 3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325,100 were used to repurchase $295,730 of the Company’s outstanding $300,000 aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2007. The Company paid approximately $325,700 to purchase the 2013 Notes tendered. On June 16, 2008, the Company redeemed all of its outstanding $4,270 aggregate principal amount of the 2013 Notes. For further details on the Company’s long-term debt see Note 8 to the consolidated financial statements.

Shareholder’s equity was $1,310,189 at September 30, 2008, as compared to $1,293,459 at December 31, 2007. The increase in shareholder’s equity was primarily the result of net income of $143,553 partially offset by dividends paid to Fairfax of $130,000.

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

The insurance subsidiaries are currently operating in a soft market and as a result have experienced a double digit percentage decline in premium volume over the last twelve months. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 60% of total gross premiums written in the first nine months of 2008) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period.

Cash provided by operating activities was $265,779 for the nine months ended September 30, 2008 as compared to $49,932 for the nine months ended September 30, 2007. The year to date cash flow includes $302,500 of proceeds from the commutation of a finite reinsurance contract. Excluding the commutation proceeds, cash outflow from operations was $36,721 for the nine months ended September 30, 2008, an unfavorable variance of $86,653 compared to 2007. The unfavorable variance from prior year is primarily driven by lower premium collections as noted above, partially offset by lower net paid losses and lower debt retirement costs. The lower net paid losses primarily reflect lower payments in 2008 on account of the 2004 and 2005 hurricanes.

The insurance subsidiaries maintain a substantial position in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, the insurance subsidiaries have sufficient cash and short-term investments that together with cash generated from future investing operations, will meet their operating liquidity needs. Cash and short-term investments on hand at September 30, 2008 were $559,788 (inclusive of $693 of cash held as collateral).

Investment Portfolio

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivative and short-sale obligations was $4,353,984 and $4,547,529 at September 30, 2008 and December 31, 2007, respectively, of which $559,788 and $1,078,600 was held in cash, cash equivalents and short-tem investments at September 30, 2008 and December 31, 2007, respectively.

Total available-for-sale fixed income and equity securities had a carrying value of $2,980,374 at September 30, 2008. Certain of these securities had gross unrealized losses totaling $114,281, which represented 5.1% of the cost or amortized cost of such securities in the aggregate.

The number of continuous months in which securities in an unrealized loss position at September 30, 2008, had been in such a position is summarized as follows:

	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss	Securities

Fixed income securities:
U.S. government and government agencies and authorities	$1,443,354	$(29,615)	8	$64,172	$(3,739)	1	$1,507,526	(33,354)	9
States, municipalities and political subdivisions	318,479	(25,443)	26	—	—	—	318,479	(25,443)	26
Corporate bonds	2,935	(165)	3	—	—	—	2,935	(165)	3

Total fixed income securities	1,764,768	(55,223)	37	64,172	(3,739)	1	1,828,940	(58,962)	38
Equity securities:
Common stocks	290,476	(52,977)	10	—	—	—	290,476	(52,977)	10
Preferred stocks	5,747	(2,342)	2	—	—	—	5,747	(2,342)	2

Total equity securities	296,223	(55,319)	12	—	—	—	296,223	(55,319)	12

Total securities in an unrealized loss position	$2,060,991	$(110,542)	49	$64,172	$(3,739)	1	$2,125,163	$(114,281)	50

The unprecedented recent events in the credit markets have resulted in extreme volatility and disruption to the financial markets which has contributed to the increase in unrealized losses in the Company’s fixed income and equity portfolio at September 30, 2008 as compared to December 31, 2007. Management has reviewed currently available information regarding those securities whose estimated fair value is less than cost or amortized cost at September 30, 2008, and based on analyses which includes a review of the creditworthiness of the issuers, coupled with the Company’s ability and intent to hold these securities throughout their anticipated recovery periods, none of these securities is considered other-than-temporarily impaired.

Substantially all of the gross unrealized losses of $58,962 in the fixed income portfolio at September 30, 2008 are attributable to U.S. Treasury and municipal securities. The Treasury securities are backed by the full faith and credit of the U.S. government and the municipal bonds are fully insured by Berkshire Hathaway Assurance Corp. for the payment of interest and principal in the event of issuer default. The Company has the ability and intent to hold these securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. Of the 38 fixed income securities noted above, in a loss position at September 30, 2008, 10 had a loss that exceeded 10% of cost.

Gross unrealized losses of $55,319 in the equity portfolio at September 30, 2008 are attributable to 12 securities, 9 of which had a loss that exceeded 10% of cost at September 30, 2008. Substantially all of these securities have been in a loss position for less than six consecutive months and the Company has the ability and intent to hold such securities for a period of time sufficient to allow a market recovery.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company has limited exposure to the sub-prime mortgage markets and has generally avoided taking long positions in equity securities where there may be indirect exposure to mortgages. The Company has substantial defensive positions in the mortgage, financial guarantee and other financial services industries as well as the oil, gas and solar energy industries through credit default swaps and total return swaps.

At September 30, 2008 and December 31, 2007, 92.8% and 94.0% of the Company’s fixed income securities were rated investment grade, respectively.

The Company’s investment portfolio includes investments accounted for using the equity method. These investments had a total carrying value of $126,713 and $384,030 at September 30, 2008 and December 31, 2007, respectively, and are included in investments at equity on the consolidated balance sheets. For the three and nine months ended September 30, 2008 and 2007 pre-tax (losses) earnings of equity method investees were $(15,071) and $(25,633), and $16,802 and $37,939, respectively. The substantial decline in earnings from equity method investees in 2008, as compared to 2007, is attributable to lower earnings from partnerships investments and lower earnings from Northbridge, due to a change in accounting for Northbridge from the equity method to fair value. Pre-tax (losses) earnings of investment companies and similar equity method investees of $(15,071) and $(24,924), and $1,339 and $10,022, in the three and nine months ended September 30, 2008 and 2007, respectively, are included in investment income on the consolidated statements of income. Pre-tax (losses) earnings of other equity method investees of $0 and $(709), and $15,463 and $27,917, in the three and nine months ended September 30, 2008 and 2007, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from all other equity method investees were $118 and $342, and $1,327 and $3,922, in the three and nine months ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements Adopted

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted SFAS 159. Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to derivatives and other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment, net of tax, to opening shareholder’s equity. During the quarter ended September 30, 2008, the Company also elected the fair value option under SFAS 159 for its investment in Advent, which had previously been recorded at fair value, but became subject to the equity method of accounting during the quarter. For the three and nine months ended September 30, 2008, the combined net change in fair value of these two investments was a loss of $41,087 and $81,503, respectively, and was recorded through earnings, in realized investment gains and losses in the consolidated statements of income.

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

Crum & Forster’s insurance subsidiaries are assigned financial strength ratings from major rating agencies which include A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”) Insurance Rating Services and Moody’s Investors Service (“Moody’s”). In June 2008, A.M. Best upgraded the ratings of Crum & Forster’s insurance subsidiaries to “A” (the third highest of fifteen rating categories) from “A−”, with a stable outlook, and S&P Insurance Rating Services upgraded the financial strength ratings of the insurance subsidiaries to “BBB+” (the fourth highest of nine major rating categories) from “BBB”, with a stable outlook. Crum & Forster’s insurance subsidiaries currently have a “Baa2” financial strength rating from Moody’s (the fourth highest of nine major rating categories) with a stable outlook.

The Company may not maintain its financial strength ratings from the rating agencies. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and Fairfax’s other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Foster.

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

Interest Rate Risk

At September 30, 2008, the fair value of Crum & Forster’s investment portfolio included approximately $2,463,470 of fixed income securities (including $238,401 of assets pledged for derivatives) and $174,673 of fixed income securities designated as held-for-trading, which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At September 30, 2008
	Fair Value of
	Fixed Income	Hypothetical	Hypothetical
	Portfolio	$ Change	% Change

200 basis point decline	$3,156,963	$693,493	28.2%
100 basis point decline	$2,788,174	$324,704	13.2%
Base scenario	$2,463,470	$—	—%
100 basis point increase	$2,182,396	$(281,074)	(11.4)%
200 basis point increase	$1,943,455	$(520,015)	(21.1)%

The Company has purchased credit default swaps that serve as an economic hedge against declines in the fair value of various financial assets owned by the Company. These credit default swaps are recorded at fair value in derivatives and other invested assets on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The total cost of the credit default swaps was $56,001 and $84,529 at September 30, 2008 and December 31, 2007, respectively, and the fair value was $224,258 and $234,053, at September 30, 2008 and December 31, 2007, respectively. The notional amount of credit default swaps was approximately $3.7 billion and $5.2 billion at September 30, 2008 and December 31, 2007, respectively, with an average term to expiry of 3.2 years at September 30, 2008. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations, as well as the volatility in interest rates and stock market conditions arising from the recent turmoil in the financial markets, realized values may vary substantially from estimates reflected in the consolidated financial statements. The fair values of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Fairfax and the Company endeavor to limit counterparty risk through the terms of agreements negotiated with the counterparties to the swap agreement. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company and amounted to $161,320 at September 30, 2008. The Company has the right to sell or repledge $59,707 of this collateral, which it has not exercised.

Equity Price Risk

At September 30, 2008, the Company’s investment portfolio included $1,030,326 of equity securities comprised of $691,577 of marketable equity securities, $226,374 of equity securities for which the Company has elected the fair value option under SFAS 159, and $112,375 of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 23.7% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $103,033 in the fair value of the equity portfolio at September 30, 2008. At December 31, 2007, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $85,630 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is principally attributable to the inclusion of Northbridge, which had a fair value of $213,312 at September 30, 2008, partially offset by a decrease in the value of the remainder of the equity portfolio from December 31, 2007.

The Company has purchased total return swaps as an economic hedge against a decline in the U.S. equity markets and deteriorating conditions in the credit markets. These total return swaps, which have a notional amount of approximately $845,392, substantially replaced the Company’s previously held short positions in SPDRs and equity securities of certain U.S. financial institutions. In addition to the SPDRs and financial institution swaps, the Company also owns total return swaps of various oil, gas and solar energy companies. The replacement of the short positions with total return swaps was primarily to reduce margin maintenance requirements and counterparty credit risk. The swaps terminate on March 31, 2009. As a component of the swap transaction the Company continues to hold S&P Index call options but will not renew them upon their expiration in November 2008 and January 2009.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At September 30, 2008, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $474,572, or 10.9%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The primary foreign currency exposures were in Canadian dollar denominated and Euro denominated securities, which represented 5.6% and 2.2%, respectively, of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $47,457 at September 30, 2008. At December 31, 2007, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $47,897 in the fair value of the total investment portfolio.

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

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office. This inquiry is ongoing and the Company is cooperating fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

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

In the ordinary course of their business, Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

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

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: October 30, 2008	By: /s/ Douglas M. Libby Douglas M. Libby President and Chief Executive Officer

Date: October 30, 2008	By: /s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008).

*	Filed herewith