Form 10-K
period 2008-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2009-02-27
CIK 1168338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at February 27, 2009

Common Stock, $.01 Par Value	100

Documents Incorporated by Reference

None

CRUM & FORSTER HOLDINGS CORP.

Form 10-K

Index

	STATEMENTS REGARDING FORWARD-LOOKING INFORMATION	5

PART I
ITEM 1.	BUSINESS
	Overview	6
	Corporate Structure	6
	Lines of Business	8
	Geographic Distribution	11
	Business Development and Methods of Distribution	12
	Pricing and Underwriting	13
	Catastrophe Risk Management	14
	Reinsurance	15
	Claims Management	21
	Reserves	22
	Asbestos, Environmental and Other Latent Exposures	25
	Investments	25
	Competition	27
	Ratings	27
	Insurance Regulatory Matters	28
	Employees	34
ITEM 1A.	RISK FACTORS	34
ITEM 1B.	UNRESOLVED STAFF COMMENTS	44
ITEM 2.	PROPERTIES	44
ITEM 3.	LEGAL PROCEEDINGS	44
	Litigation	44
	Insurance Industry Investigations	44
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	45
ITEM 6.	SELECTED FINANCIAL DATA	45
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
	Critical Accounting Policies and Estimates	47
	Summary of Operations	57
	Results of Operations	59
	Liquidity and Capital Resources	68
	Contractual Obligations	71
	Regulatory Issues	72
	Off-Balance Sheet Arrangements	72
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	72
	Interest Rate Risk	73
	Equity Price Risk	73
	Foreign Currency Exchange Rate Risk	74

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	75
	Index to Consolidated Financial Statements	75
	Report of Independent Registered Public Accounting Firm	76
	Consolidated Balance Sheets at December 31, 2008 and 2007	77
	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	78
	Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2008, 2007 and 2006	79
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	80
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	81
	Notes to Consolidated Financial Statements	83
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	121
ITEM 9A(T).	CONTROLS AND PROCEDURES	121
	Evaluation of Disclosure Controls and Procedures	121
	Management’s Report on Internal Control Over Financial Reporting	121
ITEM 9B.	OTHER INFORMATION	121

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	122
	Directors and Executive Officers	122
	Corporate Governance	123
	Audit Committee and Audit Committee Financial Expert	123
	Compensation Committee	123
	Compensation of Directors	123
	Code of Ethics	123
ITEM 11.	EXECUTIVE COMPENSATION	123
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	123
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	124
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	124
	Audit Fees	124
	Audit-Related Fees	124
	Tax Fees	124
	All Other Fees	124
	Audit Committee Pre-Approval Policies and Procedures	124

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	125
	Financial Statement Schedules	125
	Exhibits	126
	SIGNATURES	128
	POWER OF ATTORNEY	128
	INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES	129
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	130
	Schedule I — Summary of Investments Other Than Investments in Related Parties	131
	Schedule II — Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2008 and 2007 (Parent Company Only)	132
	Schedule II — Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2008, 2007 and 2006 (Parent Company Only)	133
	Schedule II — Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2008, 2007 and 2006 (Parent Company Only)	134
	Schedule II — Notes to Condensed Financial Statements	135
	Schedule V — Valuation and Qualifying Accounts	136
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

The Company’s principal executive offices are located at 305 Madison Avenue, Morristown, NJ 07962 and its telephone number at that address is (973) 490-6600. The Company’s website is http://www.cfins.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s website and the information therein does not form a part of this Form 10-K and is not incorporated herein by reference

STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Competitive conditions in the insurance market and the ability to retain and attract new business;

•	Adverse effect of continuing volatility in the global financial markets and current economic downturn;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to realize the Company’s investment objectives;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Loss of key producers;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Exposure to emerging claims and coverage issues;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Ability of Fairfax to determine the outcome of corporate action requiring stockholder approval;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

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

PART I

ITEM 1.  BUSINESS

Overview

Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes a broad range of commercial coverage including workers’ compensation, general liability, commercial automobile, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through its home office and a regional branch network, allowing it to control centrally the underwriting process, respond to local market conditions and build close relationships with producers and policyholders. The Company has over 1,400 producers located throughout the United States. These producers include wholesale brokers, independent regional retail firms and national brokers.

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

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be carried on as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the then “A-” A.M. Best rating of Crum & Forster. A.M. Best upgraded the financial strength ratings of the Crum & Forster companies to “A” in June 2008. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group’s employees and assumed certain operating obligations.

In 2008, the Company generated $1,019.6 million of gross premiums written, $871.2 million of net premiums written and $1,602.3 million of total revenues. Approximately 56.5% of the Company’s 2008 gross premiums written related to casualty coverages, 25.2% to property coverages and 18.3% to other coverages, the majority of which relates to the accident and health line of business. For the year ended December 31, 2008, the Company’s combined ratio was 114.6%. The impact of Hurricanes Gustav and Ike in the third quarter, a significant reinsurance commutation in the second quarter and the settlement of an asbestos lawsuit in the first quarter collectively accounted for 17.6 percentage points of the 2008 combined ratio. At December 31, 2008, the Company had cash and invested assets of approximately $4.0 billion, total assets of $5.6 billion, shareholder’s equity of $1.2 billion and statutory policyholders’ surplus of $1.4 billion.

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

Crum & Forster was established for the purpose of holding the capital stock of Crum & Forster Holding Inc. (“Holding”), another wholly-owned subsidiary of Fairfax Inc., and had no operations prior to becoming the parent of Holding. On June 5, 2003, a merger of entities under common control occurred at historical cost, whereby the capital stock of Holding was contributed to Crum & Forster and, accordingly, Crum & Forster became the parent of Holding. Effective December 24, 2008, Holding was dissolved.

Each of the Company’s major subsidiaries is depicted below:

Crum & Forster’s insurance subsidiaries, except CF Specialty and Seneca and its subsidiaries, participate in an intercompany pooling arrangement pursuant to which the premiums, losses and other underwriting expenses of each participant are pooled by means of mutual reinsurance on a fixed-percentage basis as follows: US Fire, 76%; North River, 22%; CF Insurance, 1%; and CF Indemnity, 1%. The intercompany agreement provides that US Fire, acting as the lead company, assumes from the other pool participants 100% of their premiums, losses and other underwriting expenses, and, in turn, cedes to each pool participant its participating percentage of premiums, losses and other underwriting expenses. The pooling arrangement permits each pool participant to rely on the capacity of the entire pool, rather than solely on its own capital and surplus. Further, it prevents any one pool participant from suffering undue losses, as all pool participants share underwriting profits and losses in proportion to their respective pool participation percentages. CF Specialty and Seneca and its subsidiaries operate independently from the pool. Any transactions with pool participants are eliminated in the preparation of the consolidated financial statements.

Lines of Business

Crum & Forster offers a broad range of property and casualty insurance coverages, primarily to commercial accounts, located throughout the United States. Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2008		2007		2006
(dollars in millions)	$	%	$	%	$	%

General liability	$216.3	21.2%	$251.5	20.2%	$296.0	21.9%
Workers’ compensation	196.0	19.2	258.9	20.8	277.1	20.5
Commercial automobile	164.0	16.1	203.4	16.3	222.5	16.5
Property	173.4	17.0	285.2	22.9	375.6	27.8
Commercial multi-peril	83.8	8.2	88.2	7.1	83.8	6.2
Accident and health	159.7	15.7	127.6	10.3	64.3	4.7
Other[1]	26.4	2.6	30.2	2.4	32.3	2.4

Total gross premiums written	$1,019.6	100.0%	$1,245.0	100.0%	$1,351.6	100.0%

[1]	Other includes personal automobile, homeowners and surety lines of business.

General liability provides coverage for third party liability exposures, including bodily injury and property damage arising from products sold and general business operations. General liability also includes coverage to protect policyholders against third-party personal injury. This coverage is generally written with a limit of $1 million. This line of business includes umbrella coverage, which provides additional insurance protection to businesses for amounts that exceed the limits of their primary liability policies with the Company or another insurance carrier. Approximately 74% of the Company’s umbrella premiums are for accounts for which the underlying liability coverage is provided by another insurance carrier. In 2008, approximately 70% of the Company’s umbrella gross premiums written were associated with policies having an attachment point of $1 million, while the average umbrella policy limit written was approximately $13 million. The Company also writes specialty classes, such as directors’ and officers’ liability, which involves coverage for liability arising from the actions of directors and officers in their official capacities, and employment practices liability, which protects the policyholder from liability arising from employment policies and plans, such as liability related to discrimination and harassment. The average directors’ and officers’ policy limit written in 2008 was approximately $5 million.

In 2008, the Company provided a combined total of $20 million of excess directors’ and officers’ liability coverage to a major financial guarantee insurance company and a major bank. With the exception of these policies, the Company has limited exposure through its directors’ and officers’ insurance policies to the sub-prime mortgage market and ensuing credit events. There have been no claims arising out of these policies thus far.

The distribution of the Company’s total general liability gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Umbrella liability	46.3%	42.2%	36.6%
Products liability	19.7	22.7	25.0
Directors’ and officers’ liability	8.5	7.2	7.1
Employment practices liability	2.6	2.6	2.8
All other general liability	22.9	25.3	28.5

Total general liability	100.0%	100.0%	100.0%

In 2008, the umbrella liability percentage of the total increased due to a decline in products and general liability premiums as a result of competitive market conditions, particularly for non-admitted business.

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

The distribution of total workers’ compensation gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Guaranteed cost	92.4%	91.0%	87.7%
Large deductible	6.5	7.7	9.8
Retrospectively rated	1.1	1.3	2.5

Total workers’ compensation	100.0%	100.0%	100.0%

With respect to large deductible policies, the average policyholder retention is approximately $215,000 and the average premium discount from standard premium, recognizing the reduced net loss exposure, is approximately 73%. The Company’s large deductible business continues to be particularly affected by market competition.

Commercial automobile provides coverage for businesses against losses arising from bodily injury, bodily injury to third parties, property damage to a policyholder’s vehicle, property damage to other vehicles and other property resulting from the ownership, maintenance or use of vehicles in a business. The Company targets policyholders with fleets of 25 to 100 vehicles, particularly those with low driver turnover and good driving records. The majority of the Company’s commercial automobile business consists of local and intermediate operations where drivers can return to their garage location within the same day. The commercial auto business declined significantly in 2008 both as a result of soft market conditions and specific underwriting actions taken by the Company to reduce exposure to unprofitable transportation accounts.

Property provides coverage for loss or damage to buildings, inventory and equipment and financial loss due to business interruption resulting from covered property damage. Policies written are typically “all risk” in nature, providing protection from natural disasters, including losses from hurricanes, windstorms, earthquakes, hail and severe winter weather, and other events, such as theft and vandalism, fires, explosions, storms, and at the policyholder’s option, terrorism. It is industry practice, as well as that of the Company, to exclude certain risks, including war and nuclear risks, from all property policies. Gross limits offered on property business averaged approximately $8 million in 2008 and generally did not exceed $25 million per policyholder. Property insurance is principally provided through fire and allied lines, inland marine and difference in conditions coverages. Fire and allied lines coverage insures real and personal property from direct physical damage from the perils covered as well as the loss of business income that might result from such loss. Inland marine covers insureds specializing mainly in, but not limited to, the transportation, communications and construction industries. Difference in conditions coverage insures real and personal property from direct physical damage and the associated loss of business income resulting primarily from earthquake and flood perils as well as other perils excluded from standard fire and allied lines policies. Policies written on an excess basis comprised approximately 8%, 9% and 10% of property gross premiums written in 2008, 2007 and 2006, respectively.

The distribution of total property gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Fire and allied lines	70.6%	78.7%	82.7%
Inland marine	13.9	10.2	8.4
Earthquake	5.2	6.5	6.6
Other	10.3	4.6	2.3

Total property	100.0%	100.0%	100.0%

The significant decline in the percentage distribution of fire and allied lines over the last two years is due to competitive market conditions and underwriting actions taken to improve the profitability of the Company’s fire business.

Commercial multi-peril combines property and liability coverage under one insurance policy. The Company typically writes these package policies for smaller businesses where expense advantages can be gained by combining these coverages rather than purchasing two separate policies. For the years ended December 31, 2008, 2007 and 2006, approximately 50.9%, 53.6% and 52.4%, respectively, of commercial multi-peril gross premiums written were attributable to liability coverage.

Accident and health includes an array of coverages as follows: student medical insurance, including K-12, college accident and sickness, collegiate sports and international student insurance and blanket special risk; employer stop loss insurance, including specific and aggregate coverage for self-funded employer groups; retail travel and accident insurance; pet insurance for domestic cats and dogs; and other medical insurance, including medical stop loss, fully insured organ transplant, provider excess of loss for physician and hospital groups and health maintenance organization reinsurance, limited medical coverage for associations and employer groups, including optional dental, prescription drug and accidental death and dismemberment and short term medical and hospital indemnity insurance.

The distribution of the Company’s total accident and health gross premiums written, by type of major coverage, is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Student medical insurance	30.6%	29.7%	36.9%
Employer stop loss insurance	27.9	21.8	28.1
Retail travel and accident insurance	16.1	24.7	13.4
Pet insurance	15.6	10.1	1.3
Other medical insurance	9.8	13.7	20.3

Total accident and health	100.0%	100.0%	100.0%

Other includes bail bonds, personal automobile, homeowners’ and surety coverages. Bail bonds provide for the issuance of financial security to a court to guarantee the return, at a specific date, of a person facing criminal charges. Surety coverages include contract and commercial bonds. Contract bonds secure a contractor’s performance and/or payment obligation, generally with respect to a construction project, and are typically required by federal, state and local governments for public works projects. Commercial bonds cover obligations typically required by law or regulation such as probate bonds, license and permit bonds. Since 2005 the Company has significantly reduced the writing of its surety business in response to adverse contract surety claims emergence. The Company also writes a small amount of personal automobile and homeowners’ policies, as part of the Fairmont business assumed at the start of 2006. These are limited to the state of Hawaii.

The distribution of the Company’s total other gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Bail bonds	45.3%	43.4%	36.0%
Personal automobile	29.4	31.3	35.4
Homeowners	23.4	22.2	21.9
Contract and commercial bonds	1.9	3.1	6.7

Total other	100.0%	100.0%	100.0%

Geographic Distribution

The Company is licensed and currently writes insurance in all 50 states. For the year ended December 31, 2008, the top ten states represented 67.8% of direct premiums written. The distribution of direct premiums written by state, as a percentage of total direct premiums written, is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

California	13.9%	14.5%	16.7%
New York	10.1	9.0	9.4
Florida	9.6	9.9	10.7
Texas	8.4	8.9	9.6
New Jersey	6.9	7.2	8.2
Pennsylvania	4.5	4.5	5.0
Hawaii	4.4	4.5	1.4
Massachusetts	3.9	3.4	3.3
Illinois	3.7	3.6	3.3
Georgia	2.4	3.0	3.1
All other states	32.2	31.5	29.3

Total direct premiums written	100.0%	100.0%	100.0%

In 2003 and 2004, California significantly reformed its workers’ compensation system. The combination of these reform efforts and strong rate increases from 2000 to 2003 led to a dramatic improvement in the industry’s workers’ compensation accident year loss ratios. At September 30, 2008, the Workers’ Compensation Insurance Rating Bureau of California projects the workers’ compensation ultimate accident year loss ratio has fallen from 127.0% in 2000 to 52.0% in 2007. As a result of these regulatory reforms and very favorable industry accident year results in recent years, the California workers’ compensation marketplace has evolved to one where there are numerous carriers aggressively seeking growth and the Company continues to be affected by declining market prices. For the year ended December 31, 2008, the Company’s California workers’ compensation gross premiums written decreased by approximately 15% as compared to the year ended December 31, 2007 and may decline even further in 2009 as the Company continues to maintain its risk selection and pricing discipline, although more recently prices appear to be stabilizing for California workers’ compensation accounts.

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

Crum & Forster depends on producers to provide it with access to a wide range of business opportunities. The Company’s ability to develop strong and mutually beneficial relationships, and successfully market its products and services to producers, is paramount to its success. Generally, the Company’s business is distributed through more than 1,400 producers located throughout the United States. Crum & Forster intends to continue to expand its producer force. The Company offers its producers underwriting expertise and timely policy processing, which assists them in placing business in underserved markets. The Company’s service extends to loss control and claims management services, particularly on large accounts where this expertise is highly valued by both the producer and the policyholder.

Producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. Additionally, the Company pays contingent commissions to certain producers based on achievement by the producer of agreed-upon targets. Out of total producer compensation incurred in 2008, 2007 and 2006 of $132.3 million, $152.9 million and $158.2 million, respectively, contingent commissions expense incurred in those years totaled $4.8 million, $4.7 million and $1.2 million, respectively.

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

The percentage of business from these categories of producers, based on gross premiums written, is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Wholesale brokers	36.1%	41.5%	43.5%
Independent regional retail firms	43.3	38.5	34.4
National brokers	20.6	20.0	22.1

Total direct premiums written	100.0%	100.0%	100.0%

The decrease in the percentage of gross premiums written attributable to wholesale brokers and the corresponding increase in business from independent regional retail firms in 2008 as compared to 2007 and 2006 is largely due to a decrease in excess and surplus casualty, property and transportation business written through wholesale brokers. This decrease is largely due to market conditions, whereby accounts previously produced by wholesale producers have moved to retail channels, and to specific underwriting actions taken by the Company to improve profitability.

Gross premiums written from new business by producer category are as follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Wholesale brokers	$100.0	$173.4	$264.0
Independent regional retail firms	77.1	105.5	106.9
National brokers	34.9	53.8	91.7

Total gross premiums written from new business	$212.0	$332.7	$462.6

The Company’s new business production has declined by over 50% since 2006. The decline is attributable to both property and casualty lines as a result of highly competitive market conditions and downward pricing trends which have made writing new business at acceptable rates very challenging.

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

The Company’s casualty business is either manually rated or loss rated, generally depending on the size of the risk to be priced. Manual rating begins with a classification rate provided by an industry rating bureau. Deviations from this rate based on the individual characteristics and loss history of the risk, as well as the desirability of the class of business, are then determined. Loss rating is a methodology utilized for large casualty risks wherein an individual risk’s credible loss experience is the basis for rate and premium development for the risk. A portion of the Company’s business is large enough to be rated on its own loss history. This loss rated business is within the workers’ compensation, general liability and commercial automobile lines of business and includes guaranteed cost policies, where policy premiums are fixed, and loss sensitive rating programs, where the ultimate costs to the policyholder are dependent upon its loss experience. The underwriting of loss rated business requires approval by home office underwriting and actuarial personnel.

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

Loss sensitive business includes large deductible policies, in which the policyholder must reimburse the Company for any losses within the deductible and retrospectively rated policies, in which premiums are adjusted based on the actual loss experience of the policyholder. Both of these loss sensitive products expose Crum & Forster to potential credit risk since the Company may be due payment from the policyholder after coverage has been provided. Loss sensitive policies are subject to extensive financial analysis prior to binding and generally require that the policyholder provide collateral as a condition to writing the policy. For further discussion of such credit risk, see “Item 1A. Risk Factors — The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses, which would reduce its net income”.

Property risks are underwritten on an individual risk basis. Underwriting considerations that factor into the pricing of individual property risks include, but are not limited to, building construction, occupancy classes and inherent internal exposures to loss, physical protection of the property and external exposures to loss, as well as past loss experience. Approximately 92% of the Company’s property business is written on a primary basis. The underwriting and pricing of such risks requires significant underwriting expertise due to the complexities of individual risk exposures. The remaining 8% of the Company’s property business is written in excess of one or more underlying insurance policies. Pricing of excess property business also requires significant underwriting expertise. Consideration is given to the excess premium as a percentage of total insured value as well as the attachment point and catastrophe exposure. Inland marine is typically rated individually by the underwriter based on the characteristics of the risk and the class of business, without the use of an industry manual rate. The Company’s underwriting of any property risk always considers the aggregate exposures to natural and man-made catastrophic losses and attempts to mitigate such exposure. The Company monitors exposures in areas most susceptible to a hurricane, earthquake or terrorist event.

The accident and health business is a diverse portfolio of largely low per policy premium specialty products. College accident and sickness policies are generally experience rated based on a minimum of three years historical premiums and claims experience. Travel insurance products are typically rated based on portfolio or case experience, with rates fixed on trip cost and traveler age. The various medical products are priced using industry standard, actuarially derived manuals obtained from several industry actuarial firms. Pet insurance is rated using an actuarially derived matrix based on coverage, type, policy limit, pet age and breed.

Generally, for the accident and health business the Company uses managing general underwriters who have the authority to bind business on behalf of the Company within authorized guidelines. Due to the short tail nature of the accident and health products, rates can be changed rapidly in the event of any negative loss development.

Crum & Forster conducts its bail bond business through numerous agents across the U.S. who have authority to underwrite and issue bonds, subject to limits established by the Company. The Company must approve, prior to binding, all bail bonds with values in excess of each agent’s underwriting authority, which can range from $5,000 to $500,000. While collateral may be required as a condition to writing the bond, the bail agent is required to indemnify the Company for any payments made in respect of defaulted bonds.

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

Catastrophe Risk Management

The Company has exposure to losses caused by various natural and man-made events. Natural catastrophic events include hurricanes, earthquakes, tornados, windstorms, hailstorms, explosions, severe winter weather and fires. Man-made catastrophic events include terrorist acts, riots, crashes and derailments. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and windstorms may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance.

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

The Company closely monitors catastrophe exposure on an individual risk and book of business basis. Each property risk is written with an occurrence limit and every policy with catastrophe exposure has a significant minimum deductible for the catastrophe exposure. Aggregate property exposure in catastrophe-prone areas is monitored based on total exposed policy limits, number of locations, total insured values and other information by region. In areas most susceptible to a hurricane or earthquake event, the Company also runs a catastrophe model each quarter to assess its average annual loss and its probable maximum loss on both a 250-year and 100-year event basis. The Company also monitors its aggregate exposed policy limits by target city to mitigate terrorism risk.

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

Ceded Reinsurance Transactions

Crum & Forster’s underwriting results are significantly affected by reinsurance. The net impact of ceded reinsurance transactions for each of the fiscal years 2008, 2007 and 2006 is summarized as follows ((decrease) increase in components):

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Earned premiums ceded to reinsurers	$(141.3)	$(149.0)	$(190.9)
Commissions earned on ceded reinsurance premiums	31.3	25.8	30.9
Claims incurred ceded to reinsurers	(44.4)[1]	52.3	54.1
Provision for uncollectible reinsurance	(7.7)	(8.0)	(9.5)

Net impact of ceded reinsurance transactions	$(162.1)	$(78.9)	$(115.4)

[1]	For the year ended December 31, 2008, claims incurred ceded to reinsurers include $75.9 million related to losses on commutations.

The majority of reinsurance contracts purchased by the Company provide coverage for a one year term and are negotiated annually. The ability of the Company to obtain reinsurance on terms and prices consistent with historical results reflects, among other factors, recent loss experience of the Company and the industry in general. For example, as a result of significant catastrophe losses sustained by reinsurers in 2004 and 2005, the cost of property catastrophe reinsurance increased significantly in 2006 and there were capacity restrictions in the marketplace. As a result, the Company has experienced a significant increase in its catastrophe reinsurance costs since 2004, as measured in terms of reinsurance premium and amounts retained by the Company per event. Reinsurance rates generally remained steady in 2008 as compared to 2007. However, the property catastrophe reinsurance market in particular appears to be hardening and the Company expects property reinsurers to seek rate increases in 2009.

During 2008 the Company reviewed its reinsurance programs and modified coverage and retention levels of certain programs as deemed necessary in the current market environment. The Company’s current maximum retention and reinsured limits per risk or per insured for the major lines of business subject to significant reinsurance are summarized as follows:

		Maximum Reinsured
(dollars in millions)	Maximum Retention	Limits[1]

General Liability:
Umbrella	$3.7[2]	$21.3
Management protection[3] — primary policies	$3.1[4,6]	$1.9
Management protection[3] — excess policies	Quota Share[5,6]	$7.0
Property:
Per Insured/Per Risk program (excludes Seneca, C&F Specialty and Inland Marine)	$5.0	$20.0
Seneca, C&F Specialty and Inland Marine property per risk program	$2.0	$23.0

[1]	Represents the amount of loss protection above the net retention on an excess of loss basis, unless otherwise noted. Certain layers within these reinsured limits are subject to aggregate limits and reinstatement provisions.
[2]	The Company has a 32.5% co-participation in the $2 million in excess of $3 million layer, resulting in a maximum retention of $3.7 million on a full-limit loss.
[3]	Management protection includes directors’ and officers’ liability, errors and omissions liability, miscellaneous professional liability, employment practices liability and fiduciary liability.
[4]	The Company’s retention on primary policies up to $5.0 million is $ 1 million. The Company has a 52.5% co-participation resulting in a maximum retention of $3.1 million on a full limit loss.
[5]	The Company retains 30% of policies with limits in excess of $5 million up to $10 million.
[6]	On management protection policies there is a loss ratio cap of 375% (approximately $45.0 million).

In general, other general liability policies and commercial automobile policies are written with limits of $1 million per occurrence and are not reinsured. General liability policies typically contain a $2 million aggregate limit.

Effective April 1, 2008, the Company placed its workers’ compensation catastrophe treaty. Workers’ compensation risks are reinsured on a per occurrence basis only. The expiring treaty provided $200 million of coverage in excess of $50 million per occurrence in two layers of $50 million and $150 million for an annual premium of approximately $4.6 million. The new treaty provides coverage of $130 million in excess of $20 million per occurrence in three layers of $30 million, $50 million and $50 million, with Company co-participation on the first layer of 30%, and excludes California earthquake losses in this layer. The premium for the coverage is approximately $2.8 million. The reduced limits reflect the Company’s reduced California exposure. Odyssey America Reinsurance Corp (“Odyssey”), a Fairfax affiliate, has a 16.7% participation in the $30 million in excess of $20 million layer. Wentworth Insurance Company Limited (“Wentworth”), a Fairfax affiliate, has a 5% participation in the $50 million in excess of $50 million layer and a 3% participation in the $50 million in excess of $100 million layer. Advent Syndicate 780 (“Syndicate 780”), the Lloyds insurance arm of Advent Capital (Holdings) PLC (“Advent”), a Fairfax affiliate, has a 2% participation in the $50 million in excess of $100 million layer. The Company is obligated to pay reinstatement premiums equal to 100% of the original premium.

The Company’s property catastrophe reinsurance treaty protects it in the event of property losses arising from one defined catastrophic occurrence or series of events. Effective June 1, 2008, the Company placed its property catastrophe reinsurance treaty. Both the expiring and renewal treaties exclude Seneca, while the renewal treaty also excludes the non-admitted fire, inland marine and difference in conditions (“DIC”) policies (primarily providing earthquake coverage in California), which are covered under separate treaties (discussed further below). The expiring treaty provided coverage of $100 million in excess of $100 million per occurrence for all perils and $100 million in excess of $200 million per occurrence for California earthquake only for a total premium of approximately $22 million. The new treaty provides coverage of $85 million in excess of $65 million in two layers of $35 million and $50 million for an annual premium of approximately $7.6 million. Wentworth, a Fairfax affiliate, has a 3% participation in each layer. Syndicate 780, a Fairfax affiliate, has a 3% participation in the $50 million in excess of $100 million layer. The Company is obliged to reinstate any limits used at 100% of the original premium.

Effective June 1, 2008 and expiring on December 31, 2008, the Company placed a new catastrophe treaty covering DIC policies. The retention under this treaty is $35 million with an initial limit of $115 million, decreasing to $65 million at August 1, 2008 and to $35 million at October 1, 2008 for a fixed premium of $1.5 million. The decreasing limit and seven month term reflects declining exposure during 2008 from this type of business. Wentworth, a Fairfax affiliate, has a 10% participation in the treaty.

Effective May 1, 2008, Seneca placed its property catastrophe treaty providing coverage for the Company’s non-admitted fire and inland marine business along with Seneca’s property business. The expiring treaty provided coverage of $40 million in excess of $5 million per occurrence for an annual premium of $2.8 million. The new treaty provides coverage of $50 million in excess of $10 million for an annual premium of $3.9 million. Seneca is obliged to reinstate any limits used at 100% of the original premium. There was no affiliate participation in this treaty.

In addition to the above reinsurance arrangements, the Company is covered under the Terrorism Risk Insurance Act of 2002, which was modified and extended through December 31, 2014 via the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively known as “TRIPRA”). In the event of a TRIPRA-certified terrorist act occurring in the future, the Company could incur a loss of up to the aggregate deductible of participating Fairfax insurers, which was approximately $278 million in 2008 based on 20% of Fairfax’s 2007 direct premiums earned, subject to TRIPRA, of approximately $1.4 billion. For further discussion of TRIPRA, see “Insurance Regulatory Matters — Terrorism Risk Insurance Program Reauthorization Act of 2007” and “Item 1A. Risk Factors —Catastrophic events could cause unanticipated losses and reduce net income”.

For further discussion of the Company’s reinsurance agreements, see Notes 7 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.

At December 31, 2008 and 2007, reinsurance recoverable was $968.2 million and $1.5 billion, respectively, net of uncollectible reinsurance reserves totaling $56.0 million and $50.0 million, respectively. Reinsurance recoverable at December 31, 2008 was due from approximately 290 reinsurers. Credit exposure exists on the Company’s reinsurance recoverable balances at December 31, 2008 to the extent that a reinsurer may not be able or willing to reimburse the Company under the terms of the relevant reinsurance arrangements. The Company has guidelines and a review process in place to assess the creditworthiness of the reinsurers to which it cedes. Internal guidelines generally require reinsurers to have strong A.M. Best credit ratings and maintain certain capital and surplus requirements. In addition, where contractually provided for, the Company has collateral for outstanding balances in the form of cash, letters of credit or assets held in trust accounts. This collateral may be drawn on for the amounts that remain unpaid beyond contractually specified time periods on an individual basis.

Set forth below is a table showing the ten largest reinsurance recoverable balances by reinsurer.

	At December 31, 2008
	A.M. Best	Security		Reinsurance	% of
(dollars in millions)	Rating [1]	Provided		Recoverable	Total

North American Specialty Insurance Company	A+	$220.8	[2]	$349.0	36.0%
TIG Insurance Company (“TIG”) [3,4]	B+	—		120.8	12.5
Swiss Reinsurance America Corporation	A+	—		47.6	4.9
Fairmont Specialty Insurance Company[3]	B++	—		38.2	4.0
Munich Reinsurance America Inc.	A+	—		31.3	3.2
nSpire[3]	NR [5]	33.5	[6]	25.2	2.6
Travelers Indemnity	A+	—		16.7	1.7
General Reinsurance Corporation	A++	0.1		15.9	1.6
Westport Insurance Corp.	A+	—		15.2	1.6
Hannover Ruckversicherungs-Aktiengesellschaft	A	11.0	[7]	14.5	1.5
Other		78.7	[8]	293.8 [9,10]	30.4

Total reinsurance recoverable		$344.1		$968.2	100.0%

[1]	The A.M. Best rating system includes ratings of “A++” and “A+” (which are “Superior” ratings), “A” and “A-” (which are “Excellent” ratings), “B++” and “B+” (which are “Very Good” ratings) and nine lower ratings categories. Ratings are as of February 20, 2009.
[2]	Funds held at December 31, 2008. The unsecured balance due from North America Specialty Insurance Company is effectively guaranteed by an upstream affiliated insurer in the Swiss Re Group.
[3]	Fairfax affiliate.
[4]	Effective December 16, 2002, International Insurance Company merged with TIG, a Fairfax subsidiary. TIG had statutory capital and surplus at December 31, 2008 of $674.0 million. These recoverable balances arise principally from a restructuring in 1993, prior to Fairfax’s acquisition of Crum & Forster. For further discussion, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
[5]	Not rated.
[6]	Held in irrevocable trusts. The trusts are principally comprised of cash and U.S. Treasury securities.
[7]	Includes $5.0 million in trusts and $6.0 million in letters of credit.
[8]	Includes $42.0 million in letters of credit, $12.4 million in funds held and $24.3 million in trusts.
[9]	Includes reserves for uncollectible reinsurance of $56.0 million.

[10]	82% of these gross recoverable balances are from companies having an A.M. Best rating of “A-” or better.

Included in other in the table above are contingent obligations associated with structured settlements with life insurance companies and amounts recoverable from pools and associations which amounted to $158.9 million, or 16.4%, of the total reinsurance recoverable balance at December 31, 2008. The three largest balances associated with the structured settlements are Genworth Life & Annuity Insurance Company — $25.0 million; Connecticut General Life Insurance Co — $23.7 million; and Metropolitan Life Insurance Company — $17.8 million.

Affiliated Reinsurers

The Company has reinsurance agreements in effect with affiliates of Fairfax. As is the case with all reinsurance agreements, Crum & Forster bears credit risk regarding these agreements, both with respect to reinsurance recoverable reflected on the Company’s balance sheets as well as liabilities associated with reinsurance recoverable on future claims. For the years ended December 31, 2008, 2007 and 2006, the Company ceded premiums of $27.3 million, $36.3 million and $41.9 million, respectively, to affiliates under these reinsurance contracts and assumed premiums of $0.1 million, $18.8 million and $134.4 million, respectively, from affiliates under these reinsurance contracts. The substantial decline in premiums assumed since 2006 is primarily due to Fairmont premiums, which prior to 2007 were written by Fairmont and assumed by the Company through a 100% quota share reinsurance agreement. Since the second half of 2007, substantially all Fairmont business has been written directly by Crum & Forster resulting in minimal assumed premiums in 2008.

Reinsurance recoverable balances from affiliated reinsurers reflected on the consolidated balance sheet are summarized as follows:

	At December 31, 2008
	Total
	Reinsurance	Paid	Outstanding
(dollars in millions)	Recoverable	Recoverable	Reserves[1]	Collateral

TIG	$120.8	$—	$120.8	$—
Fairmont Specialty Insurance Company	38.2	0.9	37.3	—
nSpire	25.2	0.2	25.0	33.5
Wentworth	13.9	0.1	13.8	19.6
Odyssey	9.0	0.4	8.6	—
Other	2.1	—	2.1	2.4

Total affiliated reinsurance recoverable balances	$209.2	$1.6	$207.6	$55.5

[1]	Includes case and incurred but not reported (“IBNR”) reserves.

The Company reported assumed losses on the Fairmont business of approximately $22.8 million and $48.4 million at December 31, 2008 and December 31, 2007, respectively. For a detailed description of the Company’s reinsurance arrangements with affiliates, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Corporate Aggregate Reinsurance

The Company currently purchases, or has in the past purchased, reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and loss adjustment expenses (“LAE”) reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At December 31, 2008, only one retroactive contract with a remaining limit of $51.0 million and one prospective contract with a remaining limit of $96.3 million are in force.

Corporate aggregate reinsurance contracts provide either current accident year protection or adverse development protection related to prior accident years. In general, contracts covering future insurable events are referred to as “prospective reinsurance” and contracts covering past insurable events, such as adverse loss development covers, are categorized as “retroactive reinsurance”. Coverage under retroactive reinsurance contracts is generally triggered when the loss ratio for the subject period exceeds a specified level, or when reserves related to all periods prior to a certain date exceed a stated amount. The Company will recover ceded losses and LAE from its reinsurers as it settles the related claims, which may occur over many years. These contracts may provide for future payments to be made by Crum & Forster when it cedes losses under such policies and may also provide that interest expense is charged to the Company, for the benefit of the reinsurers, on any premiums held.

Amounts ceded under prospective contracts are recognized, as to premiums, as a reduction of premiums written and earned in the period in which premiums are ceded and, as to losses, as a reduction of incurred losses as the losses are ceded to the reinsurer. Under retroactive contracts, the excess of reinsurance recoverable due from reinsurers pursuant to the contract over premiums paid or withheld for coverage is deferred and amortized as a reduction of incurred losses over the expected period of recovery, generally many years, using the interest method. Under both prospective and retroactive contracts, funds held interest, if applicable, is recognized as a reduction of investment income in the period in which the interest is credited to the funds held account.

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows ((decrease) increase in indicated components):

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Investment income	$(11.7)	$(16.1)	$(8.4)
Losses and LAE	65.8	(13.7)	(10.3)

(Decrease) increase in income before income taxes	$(77.5)	$(2.4)	$1.9

At December 31, 2008, reinsurance recoverable includes $349.0 million related to one retroactive corporate aggregate reinsurance contracts, of which $83.9 million has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. At December 31, 2007, reinsurance recoverable includes $396.2 million and $388.3 million related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $494.01 million had been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income as of December 31, 2007.

A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

	Years Ended
	December 31,
(dollars in millions)	2008	2007

2000 retroactive adverse development contract	$349.0	$369.0
1998 prospective aggregate stop loss contract	—	367.5	[2]
2000 accident year prospective aggregate stop loss contract	—	28.7
1998 prospective aggregate stop loss contract amendment (retroactive reinsurance)	—	19.3

Total	$349.0	$784.5

[1]	The amount for 2007 includes the $389.0 million discussed below, $28.7 million on the 2000 accident year prospective aggregate stop loss contract and $76.3 million of amortization of deferred gains on the retroactive reinsurance contracts.
[2]	Includes $389.0 million, which has been recognized as a reduction of losses and LAE less $21.5 million for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

Prospective Corporate Aggregate Reinsurance

The effect of prospective corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated components):

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Funds held interest charged to investment income	$(1.6)	$(2.3)	$(3.0)
Less: losses and LAE	80.5	—	—

Decrease in income before income taxes	$(82.1)	$(2.3)	$(3.0)

The above activity arises from three prospective contracts of which only one contract covering accident year 2002 remains in effect at December 31, 2008.

The first contract is a stop loss agreement, which the Company entered into in 1998, in connection with the acquisition of the Company by Fairfax. The contract was with an unaffiliated reinsurer and provided coverage of $367.5 million in excess of a retention. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75 million was paid by the former parent of the Company. There were no premium cessions to the contract in 2008, 2007 and 2006 and reinsurance recoverable on the contract was $367.5 million at December 31, 2007. The Company amended the contract in 2001 to provide an additional $19.2 million of coverage for a premium of $7.9 million, which was recorded in 2001. This contract amendment was treated as retroactive reinsurance and was fully utilized. See discussion under retroactive corporate aggregate reinsurance. On June 26, 2008, the Company commuted this stop loss contract and the retroactive amendment to that contract. As a result of the commutation the Company received cash proceeds of $302.5 million, of which $287.4 million was recorded in prospective corporate aggregate reinsurance activity and $15.1 million was recorded in retroactive corporate aggregate reinsurance activity. The Company also recorded a decrease of $386.7 million in the reinsurance recoverable balance, of which $367.5 million was attributable to the prospective contract and $19.3 million was attributable to the retroactive amendment. The financial statement effect of the commutation was a non-cash pre-tax charge of $84.3 million, offset by the release of the unamortized deferred gain balance of $8.8 million (related to the retroactive amendment), resulting in a net charge to incurred losses and LAE of $75.5 million on the consolidated statement of income for the year ended December 31, 2008. Of this amount $80.1 million has been charged to prospective corporate aggregate reinsurance activity and included in losses and LAE above and $4.6 million has been credited to retroactive corporate aggregate reinsurance activity and also included in losses and LAE discussed further below.

The second contract is an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118.5 million and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. The contract was on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract, all of which were ceded prior to 2006, totaled $76.4 million and $118.5 million, respectively. On March 31, 2008, the Company commuted this contract and in accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $32.3 million in consideration of release to the Company of the funds held balance of $31.9 million resulting in a commutation loss of $0.4 million which was charged to incurred losses and LAE on the consolidated statement of income for the year ended December 31, 2008.

The third contract, which remains in effect, covers accident years 2000 through 2002 and has an unused limit available of $96.3 million in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2008 is 63.2%. No additional premium or funds held interest would be due under this contract upon usage of the remaining limit. Coverage of accident year 2000 has been exhausted and recovered in full and accident year 2001 was commuted in 2003. There have been no premium cessions since 2002 and no loss cessions under this contract. The reinsurer under this contract is nSpire, a Fairfax affiliate.

Retroactive Corporate Aggregate Reinsurance

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated components):

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Funds held interest charged to investment income	$(10.1)	$(13.8)	$(5.4)
Less: losses and LAE	(14.8)[1]	(13.7)	(10.3)

Increase (decrease) in income before income taxes	$4.7	$(0.1)	$4.9

[1]	For the year ended December 31, 2008, losses and LAE is comprised of a loss on commutation of $4.2 million offset by $8.8 million of unamortized deferred income released on commutation as well as $10.2 million of recurring deferred income amortization. For the years ended December 31, 2007 and 2006, losses and LAE is comprised of recurring amortization of deferred income only.

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Decrease in reinsurance recoverable due from reinsurers	$(20.0)	$(3.6)	$(37.0)
Less: related premiums paid	(8.2)	(1.3)	(33.4)

Decrease in income deferred during the year	(11.8)	(2.3)	(3.6)
Amortization of deferred income	(18.9)	(13.7)	(12.9)

Decrease in deferred income	(30.7)	(16.0)	(16.5)
Deferred income on retroactive reinsurance — beginning of year	152.0	168.0	184.5

Deferred income on retroactive reinsurance — end of year	$121.3	$152.0	$168.0

The above activity arises from two retroactive contracts of which only the 2001 retroactive adverse development contract for $400 million remains in effect at December 31, 2008. This contract covers substantially all lines of business and provides $400 million of limit in excess of a retention for accident years 2000 and prior, subject to a $200 million sublimit on 1998 and prior accident years and an asbestos and environmental sublimit of $100 million. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8 million. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2008, the Company had ceded cumulative losses of $349.0 million, which is comprised of $(20.0) million in 2008, $(3.6) million in 2007, $(4.4) million in 2006 and $377.0 million prior to 2006 and paid premiums of $143.8 million, which is comprised of $(8.2) million in 2008, $(1.3) million in 2007, $(0.8) million in 2006 and $154.1 million prior to 2006, related to this contract. At December 31, 2008 and 2007, the Company had reinsurance recoverable balances of $349.0 million and $369.0 million, respectively, and funds held balances of $220.8 million and $218.9 million, respectively, related to this agreement.

The second contract, which was commuted during the year, covered all lines of business and provided $100 million of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contained sublimits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32.6 million, all of which was paid prior to 2006. The contract was on a funds held basis with interest credited at 7%. At December 31, 2008 and 2007, the Company had no cumulative ceded losses under this contract.

The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets and the reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage are reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income (on existing and commuted contracts) of $18.9 million in 2008, $13.7 million in 2007, $12.9 million in 2006 and $49.7 million prior to 2006. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.

In addition to the two contracts noted above, as previously discussed, the Company amended its prospective 1998 aggregate stop loss agreement, discussed above under prospective corporate aggregate reinsurance, to provide an additional $19.3 million of coverage for a premium of $7.9 million, which was recorded in 2001. This contract amendment, which was commuted in 2008, was treated as retroactive reinsurance. Amortization of deferred income on this amendment is included in the amortization amounts previously discussed. The effect of commutation was a loss of $4.2 million offset by $8.8 million of unamortized deferred income released on commutation which resulted in a net pre-tax credit of $4.6 million included in losses and LAE on the consolidated statement of income for the year ended December 31, 2008.

For additional information on reinsurance transactions with related parties, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.

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

Substantially all claims are handled in the Company’s home office, with the exception of workers’ compensation claims, which are handled in the regional offices. The Company has developed and implemented competitive medical management and managed care programs to control workers’ compensation claim costs. At December 31, 2008, the Company had 385 employees dedicated to claims management and administration, 210 of whom were located at the Company’s home office. These employees include adjusters, litigation specialists, regional and corporate claims management, line specialists and support staff. The Company regularly conducts internal reviews and audits to monitor adherence to claims policies and procedures, the adequacy of case reserves, LAE, productivity and service standards.

Pending and new claim counts by line of business, excluding asbestos, environmental and other latent claims, accident and health claims, personal automobile claims and homeowners claims are summarized as follows:

	At December 31,
Pending Claims	2008	2007	2006

Workers’ compensation[1]	9,473	10,301	10,974
General liability	3,331	3,614	4,086
Commercial automobile	4,416	5,125	5,223
All other	1,890	2,387	2,539

Total pending claims	19,110	21,427	22,822

1 Excludes medical only claim counts.

	Years Ended December 31,
New Claims	2008	2007	2006

Workers’ compensation[1]	6,595	7,169	7,307
General liability	3,247	3,923	3,635
Commercial automobile	15,014	15,935	15,502
All other	3,361	3,541	3,384

Total new claims	28,217	30,568	29,828

[1]	Excludes medical only claim counts of 11,953, 13,628 and 13,947 for the years ended December 31, 2008, 2007 and 2006, respectively.

Crum & Forster uses a specialized claims unit to manage its asbestos, environmental and other latent claims. Since 2000, the Company employed RiverStone Claims Management LLC (“RiverStone”), a Fairfax affiliate focused on providing claim and reinsurance recovery services with respect to asbestos, environmental and other latent exposure claims to Fairfax and its affiliates. Effective December 31, 2006, RiverStone and the Company terminated their arrangement and the Company established an internal unit for managing asbestos, environmental and other latent claims.

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

After a claim is reported, claims personnel set up a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established, on an aggregate basis, for losses incurred but not reported to the insurer and for potential further loss development on reported claims, including LAE. At December 31, 2008, total gross reserves for unpaid losses and LAE were $3.0 billion, of which $1.1 billion related to case reserves and $1.9 billion related to IBNR reserves.

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

In establishing reserves, estimated recoveries for reinsurance and salvage and subrogation are taken into account. The aggregate reserves are also reviewed at least annually by a nationally recognized actuarial firm.

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods, for all lines of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent annually, from which central estimates of ultimate losses and LAE by line of business are selected. These “target” loss ratios are used to determine loss and allocated LAE expectations each month by accident year within each line of business. Each month, reported losses are reviewed against these expectations to evaluate loss emergence trends.

The recorded estimate and the high and low ends of the Company’s internal actuaries’ range of reserves for each line of business are summarized as follows:

	At December 31, 2008
		Low End of	High End of
(dollars in millions)	Reserves	Actuarial Range	Actuarial Range

General liability	$671.0	$491.3	$766.8
Workers’ compensation	667.2	555.1	709.2
Asbestos, environmental and other latent	401.1	310.3	491.9
Commercial automobile	255.5	217.4	271.6
Property	175.4	137.1	180.8
Other	217.3	186.5	221.0

Net of per risk reinsurance, gross of corporate aggregate reinsurance	2,387.5	1,897.7	2,641.3
Corporate aggregate reinsurance	83.9	74.2	92.7

Total reserves, net of per risk reinsurance and corporate aggregate reinsurance	2,303.6	$1,823.5	$2,548.6
Ceded unpaid losses and LAE	684.2

Gross unpaid losses and LAE	$2,987.8

A reconciliation of the net liability for unpaid losses and LAE is provided in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Reserves for losses and LAE were adjusted in each year based on the latest actuarial estimates.

The components of (favorable) adverse development of prior years’ loss and LAE reserves are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

General liability	$66.0	$(20.2)	$(31.9)
Workers’ compensation	(86.9)	(65.4)	(58.5)
Commercial automobile	36.6	(6.6)	(10.9)
Property	(15.2)	(0.9)	1.6
Asbestos, environmental and other latent	36.2	54.5	33.9
Commercial multi-peril	6.6	(18.6)	(22.8)
Other	(4.3)	7.0	2.7

Total adverse (favorable) development, net of per risk reinsurance	39.0	(50.2)	(85.9)
Amortization of deferred gain on retroactive corporate aggregate reinsurance	(18.9)	(13.7)	(12.9)
Other corporate aggregate reinsurance activity	—	—	2.6

Total adverse (favorable) development, net of per risk and corporate aggregate reinsurance	20.1	(63.9)	(96.2)
Add back: Per risk and corporate aggregate reinsurance	(111.6)	(37.1)	(16.2)

Total favorable development, gross of reinsurance	$(91.5)	$(101.0)	$(112.4)

For a discussion of loss development, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and Loss Adjustment Expenses”.

The following loss and LAE reserve development table illustrates the development of balance sheet loss and LAE liabilities from 1998 through 2008 and the subsequent changes in those reserves, presented on a historical basis. The first line of the table is the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each year. The next section of the table shows the cumulative amounts paid during successive years related to the opening reserve.

For example, with respect to the net loss and LAE reserve of $2,532 million at December 31, 1998, by the end of 2008, $2,267 million had been paid in settlement of those reserves. In addition, the original reserve of $2,532 million was re-estimated to be $2,914 million at December 31, 2008. This change from the original estimate would normally result from a number of factors such as losses being settled for different amounts than originally estimated, more information becoming available about the individual claims and overall claim frequency and severity patterns. The lower section of the table shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the re-estimation of these amounts at December 31, 2008.

Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather, a display of 1998 to 2008 calendar year-end reserves and the subsequent changes in those reserves. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table as conditions and trends that have affected development of liability in the past may not necessarily recur in the future.

The subsequent adverse development of the net liability for unpaid losses and LAE through 2003 was primarily due to asbestos and environmental claims, reflecting an increase in the number of claims filed, an increase in the severity of claims and an increase in litigation costs associated with these claims. While the number of new claimants filing claims against the Company’s policyholders has stabilized in the last few years, the average value of alleged claims has increased. Offsetting the adverse development through 2003 was favorable emergence for casualty claims, primarily non-latent umbrella claims. Offsetting the adverse development since 2004 was favorable emergence for most casualty lines, particularly for workers’ compensation and non-latent umbrella claims for older accident years and workers’ compensation for later accident years.

Ten-Year Analysis of Consolidated Loss and LAE Development Presented Net of Reinsurance With Supplemental Gross Data

	At December 31,
(dollars in millions)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Reserves for unpaid losses and LAE (net of reinsurance recoverable)	2,532	2,225	1,770	1,577	1,494	1,873	2,010	1,990	2,016	1,981	2,304
Paid (cumulative) as of:
One year later	680	757	676	454	160	460	481	482	571	272
Two years later	1,246	1,300	1,026	533	521	809	815	852	637
Three years later	1,654	1,565	1,097	824	795	1,065	1,084	816
Four years later	1,922	1,626	1,328	1,049	988	1,277	985
Five years later	1,919	1,850	1,504	1,208	1,162	1,139
Six years later	2,084	2,023	1,637	1,360	986
Seven years later	2,237	2,153	1,763	1,168
Eight years later	2,350	2,277	1,563
Nine years later	2,460	2,094
Ten years later	2,267
Liability re-estimated as of:
One year later	2,546	2,258	1,953	1,596	1,611	1,942	1,941	1,894	1,952	2,001
Two years later	2,536	2,445	1,969	1,749	1,718	1,932	1,855	1,840	1,990
Three years later	2,600	2,460	2,093	1,857	1,702	1,862	1,830	1,917
Four years later	2,614	2,584	2,203	1,836	1,643	1,877	1,908
Five years later	2,735	2,680	2,180	1,787	1,660	1,968
Six years later	2,801	2,676	2,148	1,804	1,748
Seven years later	2,809	2,652	2,152	1,888
Eight years later	2,801	2,660	2,242
Nine years later	2,814	2,747
Ten years later	2,914
Cumulative (deficiency)/redundancy	(382)	(522)	(472)	(311)	(254)	(95)	102	73	26	(20)
Gross liability — end of year	3,637	3,529	3,340	3,454	3,250	3,194	3,371	3,673	3,371	3,178	2,988
Reinsurance recoverable	1,105	1,304	1,570	1,877	1,756	1,321	1,361	1,683	1,355	1,197	684
Net liability — end of year	2,532	2,225	1,770	1,577	1,494	1,873	2,010	1,990	2,016	1,981	2,304
Gross re-estimated liability at December 31, 2008	4,207	4,218	3,873	3,662	3,386	3,234	3,214	3,434	3,195	3,086
Re-estimated reinsurance recoverable at December 31, 2008	1,293	1,471	1,631	1,774	1,638	1,266	1,306	1,517	1,205	1,085
Net re-estimated liability at December 31, 2008	2,914	2,747	2,242	1,888	1,748	1,968	1,908	1,917	1,990	2,001
Cumulative gross (deficiency)/redundancy	(570)	(689)	(533)	(208)	(136)	(40)	157	239	176	92

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

There is a great deal of uncertainty surrounding latent liabilities. This uncertainty affects the ability of insurers and reinsurers to estimate the ultimate amount of unpaid claims and related settlement expenses. The majority of these claims differ from other types of contractual claims because there is limited consistent precedent to determine what, if any, coverage exists or which, if any, policy years and insurers/reinsurers may be liable. These uncertainties are exacerbated by inconsistent court decisions and judicial interpretations of coverage that, in many cases, have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is, thus, confronted with continuing uncertainty in its efforts to quantify latent exposures.

An analysis of gross and net reserves (net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance) from asbestos, environmental and other latent exposures is presented below:

	Years Ended December 31,
	2008		2007		2006
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net

Unpaid latent losses and allocated LAE (“ALAE”), beginning of the year	$580.1	$442.8	$586.2	$443.5	$617.6	$475.1
Latent losses and ALAE incurred during the year	56.7	36.2	55.9	54.5	66.0	33.9
Latent losses and ALAE paid during the year	113.4	77.9	62.0	55.2	97.4	65.5

Unpaid latent losses and ALAE, end of the year	$523.4	$401.1	$580.1	$442.8	$586.2	$443.5

Net latent losses incurred in 2008 were largely attributable to the settlement of an asbestos-related lawsuit. The increase in net latent losses incurred in 2007 as compared to 2006 was due to the combined strengthening of asbestos, environmental and other latent reserves. Gross and net latent payments increased in 2008 as compared to 2007, due in part to the payments made associated with the aforementioned lawsuit.

An analysis of the number of policyholders with open asbestos, environmental and other latent claims is presented below:

	Asbestos	Environmental	Other Latent	Total Latent

Number of policyholders open at December 31, 2006	400	243	188	831
Opened during the year	48	47	66	161
Closed during the year	47	29	50	126

Number of policyholders open at December 31, 2007	401	261	204	866
Opened during the year	71	80	65	216
Closed during the year	135	105	96	336

Number of policyholders open at December 31, 2008	337	236	173	746

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

The investments of Crum & Forster Holdings Corp. and its subsidiaries are managed by Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a subsidiary of Fairfax. The investment guidelines, as promulgated by each insurance subsidiary’s investment committee and as set forth in each insurance subsidiary’s respective investment agreement with Hamblin Watsa, stress preservation of capital, market liquidity, diversification of risk and long-term, value-oriented investments. Long-term investments generally are made using a value approach, by investing in securities which Hamblin Watsa believes are selling below their intrinsic value, to protect capital from loss and generate above average long-term total returns.

The members of the investment committee of Hamblin Watsa, all of whom are officers of Hamblin Watsa, are members of the investment committees of the Company and its insurance subsidiaries. In addition, Mary Jane Robertson, Executive Vice President, Chief Financial Officer and Treasurer of the Company is also a member of the investment committee of the Company’s insurance subsidiaries.

At December 31, 2008, Crum & Forster’s investment portfolio including cash and cash equivalents and assets pledged for derivatives totaled approximately $4.0 billion, with net unrealized losses of approximately $137.9 million. During 2008, continued volatility in the fixed income and equity markets has presented selective investment opportunities in numerous sectors and, accordingly, the Company increased its investments in tax-exempt municipal bonds and various industrial equity securities and liquidated substantially all of its U.S.Treasury portfolio. As of December 31, 2008, the Company had also removed the hedges on its equity securities by closing out all of its equity and equity index short positions and total return swaps. The percentage composition of the investment portfolio by major security type is summarized as follows:

	At December 31,
	2008	2007

Fixed income securities:
States, municipalities and political subdivisions	32.6%	0.1%
United States government and government agencies and authorities	4.2	44.4
Other	7.0	2.8

Total fixed income securities	43.8	47.3
Equity securities — common stocks	25.3	15.1
Cash, cash equivalents and short-term investments[1]	17.7	23.7
Derivative securities	3.4	5.3
Other invested assets[2]	9.8	8.6

Total investments	100.0%	100.0%

[1]	Cash, cash equivalents and short-term investments include cash pledged for derivatives and short-sale obligations of $4.4 million and $735.0 million at December 31, 2008 and 2007, respectively.
[2]	Other invested assets are primarily comprised of investments in affiliates of Fairfax and other limited partnerships.

The Company’s investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. For further discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Fixed income securities are selected on the basis of intrinsic value, keeping in mind yield spreads over U.S. Treasury securities and credit analysis.

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

The composition of the fair value of the Company’s fixed income securities by rating, as assigned by Standard & Poor’s Insurance Rating Services or Moody’s Investors Service, using the higher of these ratings for any security where there is a split rating, is summarized as follows:

	At December 31,
Rating	2008	2007

AAA/Aaa	82.0%	94.0%
AA/Aa2	2.8	—
A/A2	1.9	—
BBB/Baa2	—	—
BB/Ba2	—	—
B/B2	2.1	—
CCC/Caa or lower, or not rated	11.2	6.0

Total fixed income securities	100.0%	100.0%

Although the Company continues to invest primarily in high quality fixed income securities, during 2008, the Company invested to a limited extent in selective non-investment grade high yield corporate bonds, which resulted in a higher percentage composition of non-investment grade securities in the overall fixed income portfolio at December 31, 2008 as compared to December 31, 2007. At December 31, 2008, the Company’s fixed income securities had an average duration of 11.8 years and an average yield to maturity of 7.4% before investment expenses.

For additional information about investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Investment Results” and Note 3 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.

Competition

The property and casualty insurance industry is highly competitive both as to price and service and the Company competes with large, national insurers that often have greater financial strength and broader product offerings. In addition, the Company competes with regional companies that have an in-depth knowledge of the local insurance marketplace and are positioned to be responsive to local needs. According to A.M. Best, there are approximately 1,000 property and casualty organizations in the United States, comprised of approximately 2,300 property and casualty companies, as reported in Best’s Aggregates & Averages, Property/Casualty, 2008 Edition. Of those organizations, the top 50 accounted for approximately 78% of the industry’s total net premiums written in 2007 and no one company, or company group, had a market share greater than 11%. Based on Best’s Aggregates & Averages, Property/Casualty, 2008 Edition, management believes that Crum & Forster ranked approximately 42nd by net premiums written in commercial lines in 2007 compared to 36th in 2006.

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

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends. For a brief period in 2006, the property market experienced significant rate increases and improved terms and conditions in the wake of the 2005 hurricane activity, but the market began to soften again in the fourth quarter of 2006, fueled by the mild hurricane season of 2006. The property market continued to soften throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business and became significantly softer in 2008. Habitational business has been most dramatically affected, with a significant drop in market prices and an expansion of limits. Pricing pressure in casualty lines intensified countrywide throughout 2007 and 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals. Some competitors are writing accounts at levels management believes are below average developed losses with multi-year rate lock deals and frequently terms and conditions are expanded without much price consideration.

Management expects the market to remain competitive into 2009, although perhaps with some stabilization in pricing. Under such conditions, the Company will continue to reject underpriced new business opportunities and to shed accounts and classes of business that appear to be unprofitable. As a consequence, it is likely that the Company’s premium volume will decline further in 2009, the expense ratio will increase as the shrinkage of premium revenues outpaces cost-cutting measures and the loss ratio may deteriorate marginally as renewal price declines and loss-cost trends take their toll on profitable business.

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

General

Crum & Forster’s insurance subsidiaries are subject to extensive regulation by the various states in which they conduct business in the United States. Although there is limited federal regulation of the insurance business, each state has a comprehensive system for regulating insurers operating in that state. The laws of the various states establish supervisory agencies with broad authority to regulate, among other things, authority to transact business, premium rates for certain coverage, trade practices, market conduct, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, insurance holding company systems, including acquisitions, dividends, transactions with affiliates and other related matters and insurer solvency. Many states also regulate investment activities on the basis of quality, concentration by asset class and other quantitative criteria. Further, most states compel participation in, and regulate composition of, various shared market mechanisms.

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

Possible Legislative and Regulatory Changes

In recent years, the insurance industry has been subject to increased scrutiny by regulators and legislators. The National Association of Insurance Commissioners (“NAIC”) and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming a role in the regulation of the insurance industry. Although the federal government does not currently regulate the business of insurance directly, federal initiatives often affect the insurance business in a variety of ways.

In the wake of the hurricanes of 2005, a growing interest developed in the concept of state, regional and national approaches to catastrophes. Various plans have been proposed that would: require insurers to set aside reserves to pay for catastrophic losses; provide for state or regional catastrophe pools that would reinsure insurers doing business in that state or region; and provide for a federal program to reinsure state natural disaster programs.

Management is currently not able to predict whether any legislation will be enacted, nor can it predict the final form any such legislation may take. In addition, management is unable to predict the impact that any such legislation may have on the Company’s operations. The Company may be adversely affected by other regulatory initiatives or court rulings resulting from catastrophic events that result in wide-spread loss and/or addressing the lack of availability or pricing for insurance coverage in catastrophe-exposed areas. For example, immediately following hurricanes in 2004 and 2005, certain states in which residents suffered damage issued emergency regulations imposing severe restrictions on canceling or non-renewing policies covering damaged properties. In 2007, the State of Florida, through its state-mandated insurance and reinsurance entities (the Florida Hurricane Catastrophe Fund and Citizens Property Insurance Corp.), assumed much of the potential exposure associated with hurricanes from the private insurance market in return for which the private insurance market is required to pass on the savings to Florida homeowners in the form of reduced insurance rates. Moreover, property insurance legislation passed in Florida in 2008 extended the notice period applicable to personal property and casualty insurers’ non-renewals of certain residential policies and increased penalties on all insurers for noncompliance with the Florida insurance code. The expansion of the Florida Hurricane Catastrophe Fund and Citizens Property Insurance Corp. has the potential to displace private market insurance and reinsurance. Moreover, their reliance on post-event financing through premium surcharges could have the effect of disrupting the Florida insurance markets if a major property catastrophe occurs. As a result of flooding in the Pacific Northwest in late 2007, Oregon sought to protect its policyholders by issuing an emergency order prohibiting property insurers in that state from canceling or non-renewing policies solely due to claims resulting from the winter storms.

In 2006, the Louisiana Department of Insurance issued a directive, which extended the time period for Louisiana homeowners who had policy coverage claims arising out of hurricanes Katrina and Rita to take legal action against their insurance companies from the pre-existing 12-month period to approximately two years from the date of loss. While these legislative actions are largely targeted toward reducing rates and/or increasing coverage in the homeowners insurance market, the commercial insurance market in which the Company conducts business could be adversely affected directly by assessments in the event government resources are insufficient to absorb the exposure, and indirectly, by increasing competitive pressures as insurers redirect capital.

Also, legislation has been introduced in the U.S. Congress from time to time that would amend the McCarran-Ferguson Act of 1945 (“McCarran-Ferguson”) to make the federal anti-trust laws applicable to the business of insurance. It is not possible to predict the outcome of this legislative activity or its potential effects on the Company.

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

The Delaware Insurance Department and the New Jersey Department of Banking and Insurance have recently completed their fieldwork on financial examinations of US Fire and CF Indemnity, and North River and CF Insurance, respectively, for the three-year period ended December 31, 2007. Review of the draft reports with the Delaware and New Jersey examination teams indicate no financial adjustments and minor administrative recommendations. The final examination reports are expected in the first quarter of 2009.

The Delaware Department of Insurance conducted a baseline market conduct examination of the affairs and practices of US Fire and CF Indemnity. The examination consisted of two components: a review of the countrywide complaint patterns and an analysis of the management of various business areas through a review of the written procedures of the companies. The final reports of examination for US Fire and CF Indemnity were received on January 4, 2008 and contained no recommendations.

The California Insurance Department (“CID”) completed the field portion of a market conduct examination for the period from October 1, 2003 through May 31, 2004, which focused on the advertising, marketing, underwriting, premium development, risk selection and rejection practices of US Fire and North River. The CID issued its draft Preliminary Rating & Underwriting Examination Report on November 13, 2007, in which the regulators found no violations in the Company’s advertising and marketing practices and minor errors in the rating of some policies. The Company responded to the CID’s preliminary report and has implemented all recommended procedures to facilitate future compliance. The CID issued its final report on February 27, 2008.

Producer Compensation Investigations

Insurance broker and agent compensation arrangements and sales practices have in recent years been scrutinized by various state attorneys general, insurance departments and the U.S. Department of Labor. Beginning in 2004, the New York State Attorney General as well as other states’ attorneys general and insurance commissioners undertook investigations and initiated lawsuits involving allegations of improper compensation arrangements between producers and issuers of insurance products as well as unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General and other state attorneys general have entered into a number of settlement agreements with insurance brokers and insurers that require that the payment of contingent commissions be discontinued. In January 2009, the New York State Insurance Department released a draft regulation on producer compensation transparency (the “Draft Regulation”), which aims to protect public interests by setting forth minimum disclosure requirements regarding the role of insurance producers and the “actual or potential conflicts of interest created by compensation paid to insurance producers.” The proposed regulations would require producers to disclose the nature and amount of compensation received by the producer in connection with the sale of an insurance contract, as well as any material interests that the producer and the insurer have in one another.

These investigations, regulatory developments and proceedings, which are expected to continue, could result in legal precedents, legislation and the emergence of new industry-wide practices for compensating insurance producers that could significantly affect the insurance industry and how it sells its insurance products. The Company’s producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. In addition, the Company also pays contingent commission to certain producers based upon agreed upon targets. The Company believes that its producer compensation arrangements are in compliance with the law and consistent with good business practice.

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

Delaware laws provide that before a Delaware-domiciled insurer may pay any dividend, it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the state insurance commissioner. The commissioner may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Without the prior approval of the state insurance commissioner, a Delaware-domiciled insurer may only pay cash dividends from its earned surplus. Earned surplus is defined as that amount equal to the unassigned funds of an insurer, as set forth in the most recent annual statement of the insurer submitted to the state insurance commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Additionally, a Delaware-domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s policyholders’ surplus at December 31, next preceding or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding.

New Jersey laws provide that before a New Jersey domiciled insurer may pay any dividend, it must have given notice within five business days following the declaration thereof and 30 days prior to the payment thereof to the New Jersey Department of Banking and Insurance. Except for extraordinary dividends or distributions paid with the approval of the New Jersey Department of Banking and Insurance, dividends may be paid by insurers domiciled in New Jersey only from earned surplus, which means “unassigned funds (surplus)” as reported on the insurer’s annual statement at December 31 next preceding, less unrealized capital gains and revaluation of assets. A New Jersey-domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the New Jersey laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s policyholders’ surplus at December 31, next preceding or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding. The commissioner is obligated to limit or disallow the payment of any dividend or distribution if he or she finds that the insurer’s surplus is not reasonable in relation to its outstanding liabilities or inadequate to its financial needs, or if the insurer is found to be in a hazardous financial condition.

In October 2008, US Fire received approval from the Delaware Department of Insurance (DOI) to pay a dividend of $350 million to the Company and after the payment of this dividend, US Fire’s dividend payments to the Company in 2009 will require prior approval by the DOI to the extent any such payment, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of US Fire’s statutory surplus as of December 31, 2008, or, net income not including realized capital gains for the calendar year preceding the date of dividends. At December 31, 2008, US Fire, North River, CF Indemnity and CF Insurance had statutory “ordinary” dividend capacity (i.e., that which could be paid without prior regulatory approval) of $0 million, $44.1 million, $1.3 million and $1.3 million, respectively. US Fire’s ordinary dividend capacity can potentially increase to $94.3 million after October 23, 2009, provided it has not paid any extraordinary dividends prior to that date. At December 31, 2008, US Fire, North River, CF Indemnity and CF Insurance reported earned surplus of $503.4 million, $128.8 million, $4.6 million and $4.5 million, respectively. No assurance can be given that some or all of the domiciliary states of the Company’s insurance subsidiaries will not adopt statutory provisions more restrictive than those currently in effect.

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

Based on the standards currently adopted, at December 31, 2008, the statutory surplus of each of Crum & Forster’s insurance subsidiaries exceeded the minimum RBC requirements.

NAIC IRIS Ratios

In the 1970s, the NAIC developed a set of financial relationships or “tests” called the Insurance Regulatory Information System (“IRIS”) that was designed to facilitate early identification of companies that may require special attention by insurance regulatory authorities. Insurance companies submit data on an annual basis to the NAIC, which, in turn, analyzes the data utilizing ratios covering twelve categories of financial data with defined “usual ranges” for each category. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Generally, an insurance company may become subject to increased scrutiny if it falls outside the usual ranges for a specified number of the ratios. In 2008, 2007 and 2006, the Company’s insurance subsidiaries met substantially all of the IRIS ratio tests.

Investment Regulation

Crum & Forster’s insurance subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. Either of these could result in the Company having to sell an asset when market conditions would not otherwise warrant a sale. At December 31, 2008, management believes the Company’s investments complied with such laws and regulations in all material respects.

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

Property and casualty guaranty fund assessments incurred by Crum & Forster totaled $0.2 million, $2.6 million and $4.9 million for 2008, 2007 and 2006, respectively. The decrease in assessments in 2008 is primarily due to a reduction in large insolvencies, no 2008 Florida assessments as well as refunds received for past assessments. The Company’s policy is to accrue for insolvencies when the loss is probable and the assessment amount can be reasonably estimated. In the case of most insurance insolvencies, the Company’s ability to reasonably estimate the insolvent insurer’s liabilities or develop a meaningful range of the insolvent’s liabilities is significantly impaired by inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds.

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

The Company reported underwriting losses from participation in such mandatory pools and underwriting associations of $0.2 million, $3.3 million and $3.3 million in 2008, 2007, and 2006, respectively. The amount of future losses or assessments from the shared market mechanisms and pooling arrangements described above cannot be predicted with certainty. The underwriting results of these pools traditionally have been unprofitable. Although it is possible that future losses or assessments from such mechanisms and pooling arrangements could have a material adverse effect on results of operations, management does not expect future losses or assessments to have a material adverse effect on the Company’s net income, financial position or liquidity.

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

Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”)

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

Participation by insurers writing applicable lines is mandatory. Insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIPRA on terms and in amounts that may not differ materially from other policies. Notably, TRIPRA ended the TRIA distinction between foreign and domestic acts of terrorism, so that domestic acts of terrorism are now covered by the program. Federal participation will be triggered under TRIPRA when the Secretary of the Treasury, in concurrence with the U.S. Secretary of State and Attorney General, certifies an act of terrorism. TRIPRA maintains the Federal government’s share of compensation for insured losses (subject to a $100 million program trigger) at 85% of that portion of the amount of insured losses that exceed the insurer deductible. The insurer deductible is equal to 20% of the direct earned premiums in the preceding calendar year of the insurer for covered lines of commercial property and casualty insurance of all affiliated insurers within the same consolidated group. Based on Fairfax’s 2007 direct premiums earned, subject to TRIPRA, of approximately $1.4 billion, the aggregate deductible of the Fairfax group was approximately $278 million.

After the enactment of TRIA, the Company developed specific underwriting and pricing guidelines for terrorism coverage. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes where coverage is not mandatory, policyholders may choose not to accept terrorism coverage. Based on experience through December 31, 2008, approximately 29.6% of policyholders in the Company’s property lines of business accepted terrorism coverage. Direct premiums written from terrorism coverage in 2008 were approximately $10.4 million.

In general, the Company’s 2008 reinsurance contracts provide coverage for domestic acts of terrorism. Certain casualty contracts have additional terrorism coverage for acts of terrorism certified under TRIPRA. In particular, the workers’ compensation contract has coverage up to $121.0 million and the umbrella contract has coverage equal to two times the coverage limit, up to a maximum of $42.7 million. None of the contracts covers acts of terrorism involving use of nuclear, biological or chemical agents.

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

Employees

At December 31, 2008, Crum & Forster had 1,266 employees. None of these employees is represented by a labor union and management considers employee relations to be satisfactory.

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

The commercial property and casualty insurance industry is highly competitive both as to price and service and management believes that it will remain so for the foreseeable future. Prevailing conditions relating to price, coverage and capacity can change very rapidly in this industry sector.

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

Over the last few years, the property and casualty market has experienced an acceleration of softening market conditions and price competition has intensified. The Company is currently operating in a soft market characterized by intense competition and rate pressure and if these market conditions continue, it may be difficult for the Company to grow or renew its business without adversely affecting underwriting profits. For additional discussion, see “Item 1. Business — Competition”.

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

Continuing volatility in the global financial markets and current economic conditions could have a material adverse effect on the Company’s results of operations and financial position.

Since mid-2007, the capital and credit markets have experienced extreme volatility and disruption which reached unprecedented levels in the fourth quarter of 2008. The U.S. and other countries around the world have been experiencing deteriorating economic conditions that are likely to persist into 2009, and possibly beyond, despite governmental intervention to attempt to stabilize the financial markets. These circumstances have resulted in heightened credit risk, reduced values of investments and a lack of available credit. If these downward economic trends and market turmoil continue, the Company’s results of operations, financial position and or liquidity could be adversely impacted.

During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with its policyholders, reinsurers and the Company’s investment portfolio will increase. The Company has been adversely affected by the current economic conditions. Among other effects, the Company recorded impairment charges on its investment portfolio of $118.9 million in the fourth quarter of 2008 and total impairment charges of $194.7 million for the full year. These charges were significantly higher than in any of the Company’s previous historical reporting periods. However, losses that the Company suffered on its investment portfolio in 2008, were mitigated by significant investment gains realized from substantive defensive positions that the Company held in the financial services industries through credit default swaps, equity and equity index short positions and total return swaps. As of the end of 2008, the Company had closed out all of its short positions and total return swaps, but still holds credit default swaps referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The remaining credit default swaps held by the Company may not produce investment gains. Continuing volatility in the financial markets could result in reduced investment income and higher realized and unrealized investment losses, which could have a material adverse effect on the Company’s results of operations and financial position.

The Company expects the property and casualty market to remain competitive in 2009, particularly for new business, which will adversely affect underwriting profitability. In addition in an economic downturn, competitors that are in financial difficulties may offer products at prices that are lower than the Company’s and with terms that are considerably less restrictive than the Company’s, making it difficult for the Company to write adequately priced business. In addition, the government is actively taking steps to implement additional measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could affect the property and casualty industry and its competitive environment.

Although the Company does not anticipate needing additional capital in the near term, continued financial market disruption may affect the Company’s ability to borrow on acceptable terms in the future.

The Company may incur a reduction in its net income if its reserves are insufficient.

Crum & Forster maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each year. Its gross loss and LAE reserves were $3.0 billion and $3.2 billion at December 31, 2008 and 2007, respectively. These reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including: (i) actuarial projections of the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known; (ii) estimates of future trends in claims severity and frequency; (iii) assessment of asserted theories of liability; and (iv) analysis of other factors, such as variables in claims handling procedures, economic factors and judicial and legislative trends and actions. Most, if not all, of these factors are not directly or precisely quantifiable, particularly on a prospective basis. In many cases, estimates of liability for losses and LAE are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer, and additional lags between the time of reporting and final settlement of claims.

Variations between loss reserve estimates and the actual emergence of losses can be material. The Company recorded $39.0 million, $(50.2) million and $(85.9) million of prior period adverse (favorable) loss development before corporate aggregate reinsurance for the years 2008, 2007 and 2006, respectively. Prior period adverse (favorable) loss development after corporate aggregate reinsurance was $20.1 million, $(63.9) million and $(96.2) million for the years 2008, 2007 and 2006, respectively. For further discussion of the Company’s reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and Loss Adjustment Expenses”.

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

There are significant additional uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. The possibility that these claims would emerge was often not anticipated at the time the policies were written, and traditional actuarial reserving methodologies have not been generally useful in accurately estimating ultimate losses and LAE for these types of claims. In addition, the loss settlement period of certain of these claims may extend for decades after the expiration of the policy period, and during such time it often becomes necessary to adjust, sometimes to a significant degree, the estimates of liability on a claim either upward or downward. Gross asbestos reserves were $387.2 million, $428.1 million and $443.1 million at December 31, 2008, 2007 and 2006, respectively; gross environmental reserves were $108.0 million, $117.8 million and $110.6 million, respectively; and gross reserves for other latent claims were $28.2 million, $34.2 million and $32.5 million, respectively. Asbestos reserves, net of reinsurance, were $301.9 million, $333.6 million and $348.2 million, at December 31, 2008, 2007 and 2006, respectively; environmental reserves, net of reinsurance, were $79.0 million, $85.0 million and $73.5 million, respectively; and reserves for other latent claims, net of reinsurance, were $20.3 million, $24.1 million and $21.8 million, respectively. Reserves ceded to corporate aggregate reinsurance contracts are not reflected in the foregoing amounts.

Among the uncertainties relating to such reserves are a lack of historical data, long reporting delays and complex, unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted. Plaintiffs often are able to choose from a number of potential venues to bring an action in the court that they expect will be most advantageous to their claims. A number of business and industry groups have forecast an uptick in tort litigation generally and asbestos litigation specifically as a result of the 2008 elections, both at the national and state levels.

Although it is too soon to make any definitive predictions, it is possible that the election results might result in an increase in the number of suits filed against the Company and its policyholders. Additionally, litigation has historically increased during less favorable economic climates. Accordingly, it is possible that these factors could result in an increase in the number of new matters filed, over that currently anticipated by the Company. Because of these uncertainties, the Company’s exposure to asbestos, environmental and other latent claims is more difficult to estimate and is subject to a higher degree of variability than is its exposure to non-latent claims. Bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. In addition to increasing the claim severity, bankruptcy proceedings may significantly accelerate the timing and amount of loss payments by insurers, including Crum & Forster.

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

In 2008, 2007 and 2006, the Company’s total latent reserves were increased by $36.2 million, $54.5 million and $33.9 million, respectively. The increase in each year was based on the Company’s internal actuarial review. In 2008, the increase was primarily due to the settlement of an asbestos-related lawsuit. In 2007, $24.3 million of the increase was in asbestos reserves, $22.2 million was in environmental reserves and $8.0 million was in other latent reserves. The strengthening of asbestos reserves was partly due to developments related to one asbestos policyholder. The strengthening of environmental reserves was due to a newly reported large claim, identification of additional policies associated with existing policyholders, and a slight increase in the number of sites for policyholders with previously reported claims. In 2006, the increase in total latent reserves was primarily due to developments related to one asbestos policyholder.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and windstorms may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. Seasonal weather variations may affect the severity and frequency of losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect Company’s net income, financial position or liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the United States Congress established a federal terrorism insurance program pursuant to the Terrorism Risk Insurance Act of 2002 (“TRIA”), as amended and extended with the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIPRA”), to ensure the availability of commercial insurance coverage for terrorist acts in the United States. TRIPRA has extended the federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses, whether domestic or foreign-inspired, and continues the requirement that coverage for terrorist acts be offered by insurers.

While the provisions of TRIPRA and its seven-year extension through 2014 somewhat mitigate the Company’s exposure in the event of a large-scale terrorist attack, the Company could incur a loss of up to the aggregate deductible of participating Fairfax insurers, which was approximately $278 million in 2008 based on 20% of Fairfax’s 2007 direct premiums earned, subject to TRIPRA, of approximately $1.4 billion.

The Company’s estimates of catastrophe losses are subject to a high level of uncertainty arising out of complex and unique causation and coverage issues, including the appropriate attribution of losses to flood as opposed to other perils such as wind, fire or riot and civil commotion. Causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

During 2008, the Company’s underwriting results were adversely affected by total net catastrophe losses of approximately $90.9 million, the majority of which was attributable to Hurricanes Gustav and Ike. Ultimate exposure to losses from these events may change. During 2007 and 2006, catastrophe activity was relatively light and the Company’s underwriting results were adversely affected by total net catastrophe losses of approximately $15.0 million and $24.4 million, respectively.

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

Investment returns are an important part of the Company’s overall profitability and its operating results depend in part on the performance of its investment portfolio and the ability to achieve its investment objectives. Accordingly, fluctuations in the fixed income and equity markets could have a material adverse effect on the Company’s net income, financial position or cash flows. The Company derives its investment income primarily from interest and dividends, together with realized gains or losses arising primarily from the sales of investments and the mark-to-market of derivatives, short-sale securities and other invested assets recorded at fair value. Realized investment gains are typically a less predictable source of income than interest and dividends, particularly in the short term. The Company invests in derivative securities which may be subject to significant mark-to-market adjustments from period to period as a result of changes in fair value. Valuations of these securities may subject the Company’s income statement and balance sheet to significant volatility.

In 2008, 2007 and 2006, the Company reported investment income, including realized investment gains and pre-tax equity in earnings of investees, of $603.5 million, $413.3 million and $413.1 million, respectively. Included in these amounts are $713.4 million, $246.7 million and $(73.5) million, respectively, of net gains (losses) attributable to changes in fair value of derivatives and short-sale transactions. The Company also recorded other than temporary impairment charges associated with the write-down of fixed income and equity securities of $194.7 million, $25.7 million and $15.9 million, respectively, in 2008, 2007 and 2006.

The ability of the Company to achieve its investment objectives is affected by general economic conditions that are beyond management’s control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities the Company owns. In addition, defaults by issuers and counterparties who fail to pay or perform on their obligations could reduce our investment income and realized investment gains, or result in investment losses. The Company may not be able to realize its investment objectives, which could significantly reduce net income and adversely affect the Company’s results of operations or financial condition.

The Company may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect it.

The Company uses reinsurance to help manage its exposure to insurance risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect business volume and profitability. The availability of reinsurance capacity can be affected by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events. Since 2006, the Company has experienced a significant increase in reinsurance costs in terms of both reinsurance premium cost and higher amounts retained by the Company per event, largely as a result of losses sustained by reinsurers in 2005 and 2004, rating agency capital requirements for reinsurers and forecasted increases in frequency and severity of catastrophes. The Company expects the property catastrophe reinsurance market to harden in 2009. As a result of losses sustained from Hurricanes Gustav and Ike and the current economic downturn, which has resulted in a loss of capital among certain reinsurers, reinsurance capacity for catastrophe coverage will be limited and the Company expects that property catastrophe reinsurers will seek rate increases from the Company in 2009.

In addition, many reinsurance companies continue to exclude certain coverages from, or alter terms in, the policies that Crum & Forster purchases from them. Some exclusions are with respect to risks that cannot be excluded in policies the Company writes due to business or regulatory constraints, such as coverage with respect to acts of terrorism, mold and cyber risk. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits and limited reinstatements, on primary insurers that are inconsistent with corresponding terms in the policies written by these primary insurers. As a result, Crum & Forster, like other primary insurance companies, is writing insurance policies that, to some extent, do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose the Company to greater risk and greater potential losses.

Because of the risks set forth above, no assurances can be made that reinsurance will remain continuously available in amounts that the Company considers to be sufficient and at acceptable prices. The unavailability of such reinsurance would cause the Company to increase the amount of risk retained with regard to business underwritten. This in turn, could have a material adverse effect on the Company’s results of operations and financial position.

The Company bears credit risk with respect to its reinsurers and certain policyholders, and if one or more of them fails to pay, the Company could experience losses, which would reduce its net income.

The deteriorating financial and economic conditions continue to adversely affect many companies, including those with which the Company conducts business, and accordingly, the Company faces greater credit risk associated with its reinsurers and policyholders.

Although reinsurance obligates the assuming reinsurer to the extent of the risk ceded, the Company is not relieved of its primary liability to its policyholders as the direct insurer. As a result, it bears credit risk with regard to its reinsurers with respect to both receivable balances reflected on the balance sheet and contingent liabilities arising from reinsurance protection on future claims. The Company cannot be assured that its reinsurers will pay all reinsurance claims on a timely basis or at all. At December 31, 2008, the Company had reinsurance recoverable of $968.2 million due from approximately 290 reinsurers, including approximately $142.2 million related to insurance companies from which the Company has purchased structured settlement annuities to settle certain claim liabilities; however, the preponderance of this reinsurance recoverable was with relatively few reinsurers. The five largest gross reinsurance recoverable balances aggregated $586.9 million, or approximately 60.6% of the total reinsurance recoverable balance.

The reinsurer with the largest gross recoverable balance (an unaffiliated company rated A+ by A.M. Best Company) provided collateral in an amount of $220.8 million, which reduces its unsecured exposure to $128.2 million. The collateral provided is in the form of a funds held balance in the Company’s general account and equal premiums plus interest thereon credited at the rate stipulated in the related reinsurance contract. There is no limitation on the ability of the Company to access these funds in accordance with the related reinsurance agreement. After giving effect to this collateral, the unsecured exposure of the top five reinsurers reduces to $366.0 million.

Periodically, the Company has contractual disputes with reinsurers regarding coverage under reinsurance policies. Historically, this has principally occurred in the interpretation of coverage relating to asbestos and environmental claims. Each reinsurance claim is evaluated based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law, and any disputed amounts are considered in the reserve for uncollectible reinsurance. If reinsurers are unwilling or unable to pay amounts due under reinsurance contracts, or to pay such amounts on a timely basis, the Company will incur unexpected losses and cash flow will be adversely affected. For the years ended December 31, 2008, 2007 and 2006, the Company incurred charges for uncollectible reinsurance of $7.7 million, $8.0 million and $9.5 million, respectively. For additional discussion of credit risk with regard to the Company’s reinsurers, see “Item 1. Business — Reinsurance”.

The Company writes certain large deductible policies (policies where the policyholder retains a specific amount of any potential loss) and retrospectively rated policies (policies in which premiums are adjusted based on the actual loss experience of the policyholder during the policy period) in which the policyholder must reimburse the Company for certain losses. The Company had aggregate recoverables, net of reserves for uncollectible deductibles, on such policies of $168.8 million and $187.9 million at December 31, 2008 and 2007, respectively. Accordingly, the Company bears credit risk on these policies and cannot be assured that its policyholders will pay on a timely basis or at all. However, the majority of these aggregate recoverables are secured by collateral, primarily in the form of letters of credit.

In the ordinary course of business, the Company is sometimes unable to collect all amounts billed to policyholders, generally due to disputes on audit and retrospectively rated policies and, in some cases, due to policyholders having filed for bankruptcy protection. In addition, if a policyholder files for bankruptcy, the Company may be unable to recover on assets such policyholder may have pledged as collateral. The Company reserves for uncollectible premiums and policyholder loss recoveries in the period in which the collection issues become known. The inability to collect amounts due reduces net income and cash flows. During 2008, 2007 and 2006, the Company incurred, or expected to incur, credit losses relating to policyholder insolvencies, disputed premium audits and for policyholders experiencing financial difficulties. For the years ended December 31, 2008, 2007 and 2006, (credits) charges incurred for uncollectible premiums and policyholder recoveries were $(4.3) million, $3.0 million and $1.2 million, respectively.

To a large degree, the credit risk faced by the Company is a function of the economy and, accordingly, in an economic downturn, the risk is greater. While the Company attempts to mitigate these risks through underwriting and internal guidelines and collateral requirements, its efforts may be unsuccessful. For example, collateral obtained may subsequently have little or no value and as such the Company’s exposure to credit risk associated with its reinsurers and certain policyholders, could adversely affect its results of operations or financial position.

The Company is a holding company and is dependent on dividends from its insurance subsidiaries to pay its obligations, including interest and principal on its debt securities.

The Company is a holding company with no direct operations, and its principal asset is the capital stock of several insurance subsidiaries. The Company relies, and expects to rely in the future, on dividends from these insurance subsidiaries to meet its obligations, including payment of interest on its debt securities, and, together with refinancing opportunities then available in capital markets, if any, to repay its debt securities at maturity. The Company’s principal insurance subsidiaries, US Fire and North River, account for 98.2% of combined statutory surplus at December 31, 2008. North River may pay dividends of $44.1 million in 2009, without prior regulatory approval. US Fire may not pay any dividends prior to October 23, 2009 without prior regulatory approval, as a result of a dividend paid to the Company in October 2008 of $350 million, for which it had received prior approval from the Delaware DOI. After October 23, 2009, US Fire’s dividend capacity would increase to $94.3 million provided it has not paid any extraordinary dividends prior to that date.

The ability of the Company’s insurance subsidiaries to pay dividends depends on their statutory earned surplus (which is increased by underwriting profit and investment income and decreased by underwriting losses, including losses as a result of prior period adverse development and investment impairments), net income, investment income and realized capital gains and other regulatory restrictions, as well as any effects such dividends may have on the Company’s ratings. State insurance commissioners have broad regulatory authority and may issue an order disallowing or limiting the payment of dividends by an insurer if the commissioner determines that the insurer is presently or potentially financially distressed or troubled. For further information on the regulation of dividends, see “Item 1. Business — Insurance Regulatory Matters”. Because payment of dividends by the Company’s insurance subsidiaries would decrease their statutory surplus, doing so would also adversely affect their ability to meet financial ratios and other tests critical to maintaining their financial strength ratings and otherwise providing acceptable security to brokers and to policyholders. Their ability to pay dividends and, therefore, the Company’s ability to meet its obligations, is limited by these and other factors.

A downgrade in the financial strength ratings of the Company’s insurance subsidiaries, especially in the ratings issued by A.M. Best, could make it difficult for the Company to write quality new or renewal business, secure adequate reinsurance on acceptable terms and retain its key management and employees.

The financial strength ratings assigned by third party rating agencies to insurance companies represent independent opinions of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders, and are not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security. Financial strength ratings are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A” financial strength rating (the third highest of fifteen rating categories) with a stable outlook from A.M. Best, a “BBB+” financial strength rating (the fourth highest of nine major rating categories) with a stable outlook from S&P’s Insurance Rating Services and a “Baa2” financial strength rating from Moody’s (the fourth highest of nine major rating categories) with a stable outlook.

There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. A downgrade or withdrawal of any rating could severely limit or prevent the Company from writing quality new or renewal business, securing adequate reinsurance on acceptable terms and retaining its key management and employees. The Company’s ratings by these rating agencies are based on a variety of factors, many of which are outside of its control, including the financial condition of Fairfax and Fairfax’s other subsidiaries and affiliates, the financial condition or actions of parties from which the Company has obtained reinsurance, factors relating to the sectors in which the Company or its reinsurers conduct business and the statutory surplus of its insurance subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to Crum & Forster. A downgrade of any of the debt or other ratings of Fairfax, or any of Fairfax’s subsidiaries or affiliates, or deterioration in the financial markets’ view of any of these entities, could have a negative impact on the Company’s ratings.

The loss of any of the Company’s key producers could have an adverse effect on the Company’s ability to generate business.

In 2008, the Company’s two largest producers accounted for 4.5% and 4.1% of gross premiums written. The top five producers accounted for approximately 15% of gross premiums written. There are no long-term commitments from any of the Company’s producers, any of which could cease doing business with Crum & Forster at any time. The Company may not be successful in maintaining its current relationships with its significant producers, and the loss or deterioration of one or more of these relationships could adversely affect the Company’s ability to generate business.

Certain business practices of the insurance industry have become the subject of investigations by government authorities and other parties and the subject of class action litigation.

In recent years, the insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent of disclosure thereof, the solicitation and provision of fictitious or inflated quotes, the alleged illegal tying of the placement of insurance business to the purchase of reinsurance, and the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. The Company has received and may continue to receive in the future inquiries and informational requests from insurance departments in several states in which its insurance subsidiaries operate, as discussed below. The Company cannot predict at this time the effect that current investigations, litigation and regulatory activity will have on the insurance industry or its business. Given its position in the insurance industry, it is possible that the Company will become involved in these investigations and have lawsuits filed against it, in addition to the lawsuit described below. The Company’s involvement in any investigations and lawsuits would cause it to incur legal costs and, if the Company were found to have violated any laws, it could be required to pay fines and damages, perhaps in material amounts. In addition, the Company could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion that increases the Company’s costs of doing business or requires the Company to alter aspects of the manner in which it conducts business.

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed. The court set oral argument on appeal for April 20, 2009 in Philadelphia, Pennsylvania. A final ruling is not expected from the Court of Appeals before late 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action. In addition, see “— Securities and Exchange Commission (“SEC”) requests for information may adversely affect the Company”.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm the Company’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. Examples of contemporary claims and coverage issues that have affected the Company are claims relating to construction defects, welding fumes, natural resource damages, mold, lead and diet drugs. These claim types present complex coverage and damage valuation questions and may not come into effect until sometime after their occurrence, making it difficult for management to estimate the Company’s ultimate liability. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could affect Crum & Forster’s business.

The Company’s debt securities are effectively subordinate to all of the obligations of the Company’s insurance subsidiaries, including all of the Company’s liabilities with respect to insurance policies that the Company has written or will write in the future.

None of the Company’s subsidiaries is a guarantor of the Company’s debt securities. Additionally, the indenture governing the Company’s debt securities do not require subsidiaries the Company acquires in the future to guarantee its debt securities. These subsidiaries will have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Company’s debt securities or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of the Company’s debt securities to realize proceeds from the sale of such assets, will be effectively subordinated to the claims of these subsidiaries’ creditors and to coverage claims under insurance policies written by these subsidiaries. In addition, the Company’s debt has no covenants related to the adequacy of statutory capital or any other measure of the Company’s financial position.

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

Prior to its acquisition by Fairfax in 1998, the Company was a subsidiary of Xerox Corporation. In connection with the business realignment and restructuring of its insurance companies, Xerox required the transfer of a number of policies and related assets and liabilities from certain of the Company’s insurance subsidiaries to other insurance companies also controlled by Xerox and vice versa. These transfers were effected through assumption and indemnity reinsurance agreements providing for 100% quota share reinsurance of the subject business by the assuming company. In most cases, the assuming party also was required to seek a novation of certain policies.

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

ITEM 3.  LEGAL PROCEEDINGS

Litigation

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed. The court set oral argument on appeal for April 20, 2009 in Philadelphia, Pennsylvania. A final ruling is not expected from the Court of Appeals before late 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

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

Insurance Industry Investigations

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and the entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, which includes the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended or have been requested to attend interviews conducted by the SEC and the U.S. Attorney’s Office. This inquiry is ongoing and Fairfax and the entities in its consolidated group, including the Company, are cooperating fully in addressing their obligations under this subpoena. At the present time, the Company cannot predict the outcome from these continuing inquiries, or the ultimate effect on its business and financial statements, which effect could be material and adverse.

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

None.

ITEM 6.  SELECTED FINANCIAL DATA

The table shown below presents selected financial data for each of the five years ended December 31, 2008. This financial information was prepared in accordance with GAAP. The GAAP statement of income data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and the GAAP balance sheet data at December 31, 2008, 2007, 2006, 2005 and 2004 were derived from Crum & Forster Holdings Corp.’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated balance sheets at December 31, 2008 and 2007, and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows for each of the three years ended December 31, 2008, and accompanying notes, appear in “Item 8. Financial Statements and Supplementary Data”. The combined statutory data has been derived from annual statutory financial statements, which have been filed with the domiciliary states of the Company’s insurance subsidiaries, and prepared in accordance with SAP, which differs from GAAP.

The selected financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2008 presentation.

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

GAAP STATEMENT OF INCOME DATA:
Gross premiums written	$1,019,569	$1,245,021	$1,351,631	$1,097,756	$1,138,961
Net premiums written	$871,152	$1,099,635	$1,166,532	$868,966	$918,300
Premiums earned	$998,028	$1,186,144	$1,084,023	$894,173	$907,709
Investment income and realized investment gains and losses	$604,254	$377,503	$392,818	$215,310	$164,638
Losses and LAE	$822,867	$752,969	$666,079	$615,505	$761,512
Policy acquisition costs and other underwriting expenses	$320,447	$340,196	$314,403	$254,452	$252,987
Income before equity in earnings of investees, net of tax	$333,267	$269,882	$299,121	$138,743	$11,717
Equity in (losses) earnings of investees, net of tax	$(461)	$23,300	$13,162	$17,193	$12,478
Net income	$332,806	$293,182	$312,283	$155,936	$24,195

	At December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

GAAP BALANCE SHEET DATA:
Total investments (including cash and cash equivalents and assets pledged for derivatives and short-sale obligations)[1]	$4,032,034	$4,547,529	$3,926,276	$3,720,538	$3,495,509
Total assets	$5,598,880	$6,612,812	$6,443,554	$6,482,879	$6,031,641
Unpaid losses and LAE	$2,987,803	$3,178,506	$3,371,549	$3,673,034	$3,370,936
Long term debt	$310,502	$313,220	$293,170	$292,470	$291,841
Shareholder’s equity	$1,166,432	$1,293,459	$1,093,055	$961,193	$881,189

	Years Ended December 31,
	2008	2007	2006	2005	2004

SELECTED FINANCIAL RATIOS BASED ON GAAP DATA:
Loss and LAE ratio	82.5%	63.5%	61.5%	68.8%	83.9%
Underwriting expense ratio	32.1	28.7	29.0	28.5	27.9

Combined ratio	114.6%	92.2%	90.5%	97.3%	111.8%

Ratio of earnings to fixed charges[2]	11.9x	9.1x	11.0x	4.4x	1.3x

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

SELECTED COMBINED STATUTORY DATA:
Loss and LAE ratio	74.1%	64.1%	61.9%	69.4%	86.1%
Underwriting expense ratio	34.3	30.0	28.0	28.4	27.7

Combined ratio	108.4%	94.1%	89.9%	97.8%	113.8%

Policyholders’ surplus	$1,410,612	$1,639,751	$1,406,822	$1,313,988	$1,206,547

Ratio of net premiums written to policyholders’ surplus	0.62x	0.67x	0.83x	0.66x	0.76x

[1]	Includes $4,416, $1,043,436, $535,594, $496,903 and $277,899 of assets pledged for derivatives and short-sale obligations at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

[2]	For purposes of determining the ratio of earnings to fixed charges, earnings includes income before income taxes, adjusted for undistributed income or loss from equity method investees and fixed charges. Fixed charges consist of interest expense, amortization of capitalized expenses related to indebtedness and an estimate of implicit interest included in rent expense. The calculation of the ratio of earnings to fixed charges is filed as an exhibit to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unpaid Losses and Loss Adjustment Expenses

The most significant accounting estimates relate to the Company’s reserves for unpaid losses and LAE. Unpaid losses and LAE include reserves for both reported claims (case reserves) and IBNR.

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

General Liability — an individual investigation of each loss reported is undertaken and the claims personnel, using their experience and judgment, establish a case reserve in an amount estimated to be the most likely ultimate loss amount to be paid considering the assumed jurisdiction where the claim is pending and the applicable law of allowable direct and consequential damages and defenses, the effect, if any, of the particular venue, including settlement and verdict values, and, where applicable, the advice of counsel retained to represent the defendant in the individual case.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and ALAE are projected by line of business by accident year using several standard actuarial methodologies, including paid and incurred loss development, the Bornhuetter-Ferguson incurred and paid loss methods, case reserve adequacy methods and frequency and severity approaches. For ULAE, the Company utilizes paid ULAE to paid loss analysis and the Wendy Johnson method. The Company’s actuaries utilize assumptions in determining their estimates, including loss development factors, expected loss ratios, frequency and severity trends, year-on-year price changes and inflation. These assumptions are affected by items such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverage, and changes in claims handling practices. In addition, prevailing economic, social and legal factors, such as inflation in medical services, costs to repair damaged property or changes in statutory benefits, influence these assumptions. After projecting ultimate losses for each of the various actuarial methodologies, the actuaries select a central estimate ultimate for each accident year within a line of business based on many factors, such as the age of the accident year and the risk characteristics of the individual line of business.

For example, for older years where more credibility can be placed upon actual observed loss emergence, paid or incurred loss development methods are generally the basis of the ultimate loss selection. For more recent years where the actual emergence of losses is less credible, methods that place more emphasis on expected loss development (e.g., the Bornhuetter-Ferguson method) may be selected as the loss ultimate. A central estimate unpaid loss and ALAE reserve is determined by subtracting actual paid losses and ALAE from the projected ultimate losses and ALAE for each line of business by accident year. These reserves are aggregated by line of business and the IBNR component is derived therefrom by deducting the recorded case reserves. The ULAE IBNR reserve is calculated directly by the methods described above. The IBNR reserve includes anticipated additional development of case reserves (either positive or negative), provision for claims that have not been reported and estimated settlement expenses.

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

The shorter tailed lines, such as property, in which claims are paid shortly after the loss occurrence, have less variability in IBNR reserve estimates and are less dependent on the above assumptions. The key assumptions for the property line of business are catastrophe reserve estimates (when catastrophes occur) and cost to repair damaged property.

For liabilities other than asbestos, environmental and other latent, a range is developed around the central estimate loss and LAE reserves using statistical techniques to create an aggregate loss distribution. The methodology attempts to quantify the variability in the historical loss development data for each line of business separately. The variability depends on the line of business specific factors described above. From the aggregate loss distribution, an 80% confidence interval is constructed which represents a reasonable range of possible outcomes.

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

		Change in
		Ultimate Loss
		and ALAE
Line of business	Accident Years	($ millions)

Workers’ Compensation	2001-2008	$36.3
General Liability[1]	2001-2008	$36.9
Commercial Automobile	2007-2008	$7.8

[1]	Excludes asbestos, environmental and other latent.

If the Company experienced a change in its ultimate loss and ALAE reserves in the amount depicted in the chart above, its income before income taxes and unpaid loss and loss adjustment reserves would be affected by the same amount.

The Company’s actuaries also conduct an internal ground-up study of asbestos and environmental reserves on an annual basis. Such ground-up studies involve a policyholder-by-policyholder evaluation considering the following factors: available insurance coverage based upon the type of loss being presented (premises/operations or products), including the role of any umbrella or excess insurance purchased by the policyholder and court decisions concerning specific coverage provisions; other policy specific provisions, including whether defense is included in or in addition to loss; limits, deductibles and self-insured retentions; an analysis of each policyholder’s ultimate potential liability; the jurisdictions involved; past and anticipated future asbestos claim filings against the policyholder; past settlement values of similar claims against the policyholder and their associated defense costs; dismissal rates of claims by jurisdiction; distribution of claims by disease type (cancers, including mesothelioma, asbestosis and no impairment) where known; the potential role of other insurance (estimating the Company’s ultimate participation of loss settlements percentage); and applicable coverage defenses. The evaluations are based on current trends without any assumption of potentially favorable or unfavorable legislation in the future.

For asbestos, a range is developed for each policyholder based on variations in the estimates of the future number of claimants and number of years in the available coverage period (if unknown). For environmental exposures, a range is developed based on variations in alleged site costs and variations in the number of years over which such costs may be allocated. The actuarial central estimate is principally the average of the low estimate and the high estimate for each policyholder.

At each balance sheet date, Company management establishes its “best estimate” based on the actuarial central estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. Consideration may also be given to the results of actuarial reserve reviews conducted by the Company’s independent actuaries. Management considers a “best estimate” to be one where the total reserves have an equal likelihood of developing a redundancy or deficiency as the loss experience matures. Following the completion of each semi-annual internal actuarial reserve review, management reviews the actuarial reserve valuation with the Company’s actuaries and compares the indicated reserve levels by line of business to the corresponding recorded reserves. In general, management’s best estimate will approximate the internal actuaries’ central estimates. There may, however, be circumstances in which management chooses not to adjust its best estimate for assumptions made by its actuaries regarding emerging trends — positive or negative — until the passage of further time or additional information has confirmed the credibility of the trend. At December 31, 2008, the Company’s actuaries concurred with the reasonableness of management’s best estimate.

Losses and LAE are charged to income as they are incurred. During the loss settlement period, reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the Company’s financial results in the periods in which they are made, and are referred to as prior period loss development. Due to the high level of uncertainty, revisions to these estimated reserves could have a material impact on the Company’s results of operations in the period recognized, and actual payments for claims and LAE could ultimately be significantly different from estimates.

The Company recorded $39.0 million, $(50.2) million and $(85.9) million of prior period adverse (favorable) loss development before corporate aggregate reinsurance for 2008, 2007 and 2006, respectively. After corporate aggregate reinsurance, the prior period adverse (favorable) loss development was $20.1 million $(63.9) million and $(96.2) million for 2008, 2007 and 2006, respectively.

In 2008, the net adverse loss development before corporate aggregate reinsurance was primarily attributable to a loss on commutation of a reinsurance treaty of $84.3 million ($75.5 million after amortization of related deferred gain) as well as the settlement of an asbestos-related lawsuit of $25.5 million, partially offset by favorable development, primarily in the workers’ compensation and general liability lines of business, attributable to net favorable loss emergence in almost all accident years. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California medical reserves for older accident years and non-California indemnity reserves for more recent accident years.

In 2007, the net favorable loss development before corporate aggregate reinsurance was primarily attributable to favorable development across all major casualty lines as well as commercial multi-peril with the largest redundancy being recognized in workers’ compensation. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California for older accident years due to favorable claim settlements and continued recognition of favorable development for California in accident years 2004 and 2005 due to the impact of industry reforms. Favorable development for general liability and commercial multi-peril exposures in accident years 2003 through 2006 was due to the selection of faster loss development factors, recognizing decreased loss activity in those years. The favorable development in these lines was partially offset by $54.5 million of adverse development of asbestos, environmental and other latent liabilities. Of the $54.5 million adverse development, $24.3 million of the increase was in asbestos reserves, $22.2 million was in environmental reserves and $8.0 million was in other latent reserves. The strengthening of asbestos reserves was principally due to developments related to one asbestos policyholder. The strengthening of environmental reserves was due to a newly reported large claim, identification of additional policies associated with existing policyholders and a slight increase in the number of sites for policyholders with previously reported claims. In addition, the Company also incurred losses for settlements which secured broader releases on certain active exposures. For other latent reserves, the increase was due in part to a policyholder with both asbestos and silica claims. In 2008, the exposures for silica were identified as the predominant exposure for this policyholder and the reserves were established in other latent.

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

The following table presents an analysis of the estimated distribution of all policies, listed by attachment point, against which asbestos claims have been presented:

	At December 31, 2008
Attachment Point	Estimated % of	Estimated % of
(dollars in millions)	Total Policies	Total Policy Limits

$0 to $1	73.7%	20.9%
$1 to $10	19.1%	59.4%
$10 to $20	2.5%	14.3%
$20 to $50	2.7%	4.7%
Above $50	2.0%	0.7%

Total policies with asbestos claims	100.0%	100.0%

In 1994, Congress enacted a new section of the bankruptcy code aimed at facilitating the reorganization of businesses with large asbestos liabilities. Under this law, an asbestos defendant can receive a discharge from present and future asbestos claims by following the provisions of the bankruptcy code. Insurers of the defendant have typically been excluded from the pre-petition negotiations between the asbestos defendant and the asbestos plaintiffs’ lawyers, although the typical plan presumes the insurers will pay for claims under negotiation. These “pre-packaged bankruptcies” can inflate claim costs and accelerate the timing of claims payments, and it is likely that additional defendants will seek protection under this provision in the future. Although the pace of new filings has slowed considerably, bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. To date, this continued flow of claims has forced at least 81 manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional policyholders may become targets in the future and in predicting the total number of asbestos claimants.

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

The Company’s future exposure to the asbestos liabilities resulting from the bankruptcies of those entities, however, is limited. The Company’s exposure and potential future exposure to those entities is summarized as follows:

	At December 31, 2008
	Number of	Remaining
(dollars in millions)	Bankruptcies	Policy Limits

No insurance coverage issued to policyholder	58	$—
Resolved	18	—
Potential future exposure	5	40

Total	81	$40

Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. Since 2004, insurers, including Crum & Forster, generally experienced either flat or slightly decreased frequency in numbers of newly reported asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. As a result of tort reform the landscape of asbestos litigation is changing in the U.S. Many states (Mississippi, Texas, Ohio, for example) have enacted reforms serving to restrict the volume of filings, increase plaintiffs’ burden of demonstrating injury, and provide seriously injured plaintiffs with preferential treatment on the docket. Also, within the past few years, the doctors and screening companies that diagnosed large numbers of unimpaired plaintiffs have come under scrutiny. The result has been a significant decrease in the number of unimpaired plaintiffs filing claims. The number of mesothelioma, lung cancer and impaired asbestosis cases have remained at consistent levels, and accordingly now make up a larger percentage of the total filings. The reduction in the number of new filings has resulted in the defense bar focusing on individual cases involving higher severity injuries. California continues to be the most active and challenging venue for defendants.

At the same time, the loss of revenue to the plaintiffs’ bar due to the decrease in filings, combined with increased scrutiny on individual cases, has resulted in an increase in plaintiffs’ settlement demands. The risk of taking a seriously injured asbestos plaintiff to trial continues to be significant.

Reserves for asbestos cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. Since each policyholder presents different liability and coverage issues, the Company evaluates its asbestos exposure on a policyholder-by-policyholder basis. Crum & Forster utilizes ground-up, exposure-based methodologies, which draw upon Company experience and supplemental databases, to assess asbestos liabilities on reported claims. The methodology was initially critiqued by outside actuarial consultants, and the results are annually reviewed by independent actuaries, all of whom have found the methodology appropriate and the results reasonable.

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

The reported asbestos survival ratios based on asbestos loss and ALAE reserves, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are presented below:

(dollars in millions)	At December 31, 2008

Net unpaid losses and ALAE	$301.9
3-year average net paid losses and ALAE	$49.0
3-year survival ratios	6.2

Another industry benchmark that management reviews is the relationship of asbestos loss and ALAE reserves to the estimated ultimate asbestos loss, i.e., the sum of cumulative paid losses and the year-end outstanding loss reserves. These comparisons are summarized as follows:

	Amount	% of Total[1]
Crum & Forster (dollars in millions)
Paid losses and ALAE at December 31, 2008	$515.5	63.1%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2008	301.9	36.9

Ultimate losses and ALAE at December 31, 2008	$817.4	100.0%

Industry, as represented by A.M. Best Company (“A.M. Best”)[2] (dollars in millions)
Paid losses and ALAE at December 31, 2006	$39,500	60.8%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2006	25,500	39.2

Ultimate losses and ALAE at December 31, 2006	$65,000	100.0%

[1]	Net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance.
[2]	Extracted from an A.M. Best report dated November 26, 2007.

As discussed in more detail in the following paragraphs, the Company increased its reserves for asbestos liabilities in each of 2008, 2007 and 2006. Asbestos liabilities are uniquely difficult to estimate due to both industry-wide issues and Company-specific factors. Industry-wide trends and factors have generally been adverse to insurance companies and include complex coverage issues, expansive judicial interpretation, lack of historical data, long reporting delays, substantial defense costs, increases in claims by unimpaired plaintiffs, venue shopping, bankruptcies of traditional defendants and targeting of peripheral defendants whose exposures may not be subject to aggregate policy limits. In developing its asbestos reserve estimates, the Company gives consideration to the current state of industry trends and factors, particularly those that most directly affect its policyholder universe such as the targeting of smaller, peripheral defendants. However, changes in these trends or the emergence of new trends or factors may not be reasonably foreseeable or their effects may not be reliably quantifiable as of the date of the Company’s estimate. Further, while industry trends have an effect on the Company, increases in the Company’s asbestos reserve estimates are most directly and significantly affected by changes in the state of asbestos claims against Crum & Forster’s specific policyholders. A comparatively small number of policyholders account for a substantial share of the Company’s asbestos claim payout activity in any given period and of the asbestos net unpaid losses and ALAE reserves at each balance sheet date. Changes in the conditions of specific policyholders, such as being targeted by plaintiffs in a state or states from which claims had not been previously filed or expected, adverse court decisions regarding coverage or defense obligations, the discovery (or allegation) of the existence of additional policies issued by the Company or the inability of another of the policyholder’s insurers to discharge its policy obligations, thereby increasing the obligations of the remaining insurers, can have a material impact on the previous estimate of the potential liability associated with that policyholder. These changes may not have been foreseeable or lacked sufficient credibility, even if foreseeable, as of the date of the Company’s previous estimate.

In 2008, the trends noted previously have continued, including flat or slightly decreased numbers of claimants filing asbestos claims against the Company’s policyholders, increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection, an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, and a shift towards a focus on single cases with significant injury, rather than a large volume of cases with little, if any, injury. In general, a small percentage of policyholders account for the majority of paid losses. In 2008, 92% of gross payments for loss and allocated loss adjustment expenses were made on behalf of approximately 2% of policyholders.

In 2008, 2007 and 2006, the Company increased asbestos reserves by $25.2 million, $24.3 million and $22.7 million, respectively, (approximately 8%, 7% and 6%, respectively, of the preceding year-end reserves balances). The increases in each year were largely attributable to developments related to one policyholder, with whom the Company settled a lawsuit in the first quarter of 2008.

As a result of the processes, procedures and analyses described above, management believes that the reserves carried for asbestos claims at December 31, 2008 are adequate based upon known facts, current law and management’s judgment. However, there are a number of uncertainties surrounding the ultimate value of these claims, which may result in changes in these estimates as new information emerges. Among these are the following: the unpredictability inherent in litigation; any impact from the bankruptcy protection sought by asbestos producers and defendants; an unanticipated increase in the number of asbestos claimants; the resolution of disputes pertaining to the amount of coverage for “non-product” claims asserted under premises/operations general liability policies; and future developments regarding the ability to recover reinsurance on asbestos claims. It is also not possible to predict, nor has management assumed, any changes in the legal, social or economic environments and their impact on future asbestos claim development. The carried asbestos reserves also do not reflect any effects of future legislation.

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

There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. Currently, approximately 1,255 cleanup sites are included in the EPA’s National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the policyholders themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.

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

New reports for environmental claims are generally trending downward while the cost of the remedy in certain jurisdictions has increased. Claims against Fortune 500 companies are declining, and, while policyholders with single-site exposures are still active, the Company has resolved the majority of disputes with respect to policyholders with a large number of sites. Statutes in a number of states require administrative involvement in business closures where the business used or produced substances that are considered contaminants. Accordingly, the general economic climate could result in an uptick of reported claims associated with such business or facility closures. In many cases, claims are being settled more expeditiously due to improved site remediation technology and effective policy buybacks. However, due to the high level of uncertainty, revisions to these reserve estimates could have a material impact on the Company’s results of operations in the period recognized and the ultimate actual payments for claims and LAE could turn out to be significantly different from estimates.

The Company’s environmental survival ratio calculation, based on environmental loss and ALAE reserves, net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance, is presented below:

(dollars in millions)	At December 31, 2008

Net unpaid losses and ALAE	$79.0
3-year average net paid losses and ALAE	$12.3
3-year environmental survival ratio	6.4

An analysis of gross and net reserves from environmental exposures is presented in Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Other Latent Reserves

In addition to asbestos and environmental pollution, the Company faces exposure to other types of latent mass tort claims. These other latent claims include those associated with silica, gas and vapors, lead, mold, chemicals, welding fumes and pesticides. Similar to asbestos and pollution, traditional actuarial techniques cannot be used to estimate ultimate liability for these exposures. Management sets reserves for other latent exposures at a selected gross survival ratio (approximately 6 years) and selects a gross to net ratio based on the gross to net ratio of historical payments. An analysis of gross and net reserves from other latent exposures is presented in Note 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Summary

Management believes that the asbestos, environmental and other latent reserves reported at December 31, 2008 are reasonable estimates of the ultimate remaining liability for these claims based on facts currently known, the present state of the law and coverage litigation, current assumptions and the reserving methodologies employed. These latent reserves are continually monitored by management and reviewed by independent consulting actuaries. New developments will continue to be evaluated as they arise in order to supplement the ongoing analyses and reviews of the latent exposures. However, to the extent that future social, scientific, economic, legal or legislative developments alter the volume of claims, the liabilities of the policyholders, or the original intent of the policies and scope of coverage, increases in loss reserves may emerge in future periods. Due to the inherent uncertainties in estimating reserves for unpaid losses and LAE described above, and to the potential impact of recent trends, the ultimate liability for the Company’s loss and LAE reserves, and, in particular, its asbestos, environmental and other latent claims reserves, may vary substantially from the amounts currently reserved.

For additional discussion on the Company’s reserves, see “Item 1. Business — Reserves” and Notes 5 and 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Other than Temporary Declines in Value of Investments

Unrealized gains or losses on the Company’s available-for-sale fixed income and equity securities, net of applicable income taxes, are included in other comprehensive income. Declines in the market value of invested assets below cost or amortized cost are evaluated for other than temporary impairment losses on a quarterly basis. Management considers an impairment as “other than temporary” if evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time, which in the case of fixed income securities, may mean until maturity, is outweighed by evidence to the contrary. Management also considers its ability and intent to hold an investment until such recovery of the security’s fair value. Notwithstanding the foregoing, with respect to fixed income securities, an impairment may be considered other than temporary if it is probable that the Company will be unable to collect all amounts due under the terms of the securities. Recognition of impairment losses for declines in the value of fixed income and equity securities attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment. Factors considered by management include, but are not limited to, the impact of issuer-specific events, current and expected future market and economic conditions, the nature of the investment, the number of investment positions with losses, the severity and duration of the impairment and the volatility of the security’s market price.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessment of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment regarding these risks and uncertainties are involved in determining if a decline is other than temporary. The turmoil in the financial markets which has resulted in unprecedented volatility in the debt and equity markets and significant declines in stock and bond prices over a short duration period, has made it particularly difficult for management to evaluate whether declines in the fair value of its investments are other than temporary. For the years ended December 31, 2008, 2007 and 2006, charges for other than temporary impairments amounted to $194.7 million, $25.4 million and $15.9 million, respectively.

At December 31, 2008, the Company had unrealized losses of $137.9 million in investments in available-for-sale fixed income and equity securities of which $22.5 million was attributed to fixed income securities and $115.4 million was attributed to equity securities. The majority of the gross unrealized losses in the fixed income portfolio are attributable to municipal securities, substantially all of which are fully insured by Berkshire Hathaway Assurance Corp. for the payment of interest and principal in the event of issuer default. Gross unrealized losses of $115.4 million in the equity portfolio are attributable to 14 securities in an unrealized loss position, 13 of which have been in a loss position for less than six consecutive months. The decline in the fair value of the fixed income and equity securities is primarily due to an increase in credit spreads and a decline in equity markets resulting from the continuing financial market disruption. With respect to securities that were not impaired, the Company has the ability and intent to hold these securities in an unrealized loss position for a period of time sufficient to allow a market recovery, or to maturity if necessary.

Management’s evaluation of other than temporary losses is particularly sensitive to assumptions it makes relative to forecasts of an issuer’s financial performance and near term prospects such as earnings trends, dividends, analysts’ forecasts and cash flows supporting fixed income securities. Although management is unable to quantify the likelihood of changes to these assumptions that may occur in the future, any change in assumptions could result in recognition of impairments in the future in an amount potentially greater than the unrealized losses on the securities at December 31, 2008.

Derivative Valuations

Derivatives held by the Company at December 31, 2008 include credit default swaps, warrants and Eurodollar futures contracts, the most significant of which are credit default swaps. These credit default swaps are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements.

At December 31, 2008 and 2007, the fair value of the credit default swaps was $138.8 million and $234.1 million, respectively. Gains or losses arising from changes in the fair value of the credit default swaps are recorded in realized investment gains and losses in the consolidated statements of income. For the years ended December 31, 2008, 2007 and 2006, realized investment gains (losses) resulting from the net change in fair value of the credit default swaps was $283.5 million, $229.7 million and $(23.9) million, respectively.

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

At December 31, 2008 and 2007, reinsurance recoverable was $968.2 million and $1,539.8 million, net of reserves for uncollectible reinsurance of $56.0 million and $50.0 million, respectively. The decrease in the reinsurance recoverable balance from 2007 is primarily due to a significant commutation which reduced the reinsurance recoverable by $386.7 million. Bad debt expense for the years ended December 31, 2008, 2007 and 2006 related to uncollectible reinsurance was $7.7 million, $8.0 million and $9.5 million, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations. At December 31, 2008, the five largest gross reinsurance recoverable balances aggregated $586.9 million, or approximately 60.6% of the total reinsurance recoverable balance. The reinsurer with the largest gross recoverable balance (an unaffiliated company rated A+ by A.M. Best Company) has provided collateral in an amount of $220.8 million, which reduces its unsecured exposure to $128.2 million. The collateral provided is in the form of a funds held balance in the Company’s general account and equals premiums plus interest thereon credited at the rate stipulated in the related reinsurance contract. There is no limitation on the ability of the Company to access these funds in accordance with the related reinsurance agreement. After giving effect to this collateral, the unsecured exposure of the top five reduces to $366.0 million.

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

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s taxable subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets arising from investments (a significant portion of which relate to impairments), loss reserve discounting, deferred income on retroactive reinsurance and unearned premium adjustments. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

The Company participates in a tax sharing agreement with Fairfax, entered into in 2007, that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company made that election effective January 1, 2007, which resulted in the utilization of its cumulative holding company net operating losses (“NOLs”) in that year, and the avoidance of the generation of holding company NOLs going forward, provided the subsidiaries earn sufficient taxable income to offset holding company losses arising principally from interest on the Company’s senior notes. For further details see Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “— Results of Operations — Income Taxes” below.

At December 31, 2008, there are no valuation allowances against the Company’s gross deferred tax assets of $271.5 million. The Company’s current projections of future taxable income are based on assumptions of level to modestly declining business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

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

Summary of Operations

Overview

The Company is a national commercial property and casualty insurance company with a focused underwriting strategy, targeting specialty classes of business and underserved market opportunities. Operating through its home office and regional branch network, the Company writes a broad range of commercial coverage, including workers’ compensation, general liability, commercial automobile, property, commercial multi-peril, accident and health and other lines of business. The Company generally conducts business on a brokerage basis through more than 1,400 producers located throughout the United States.

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

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, interest rates, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends. For a brief period in 2006, the property market experienced significant rate increases and improved terms and conditions in the wake of the 2005 hurricane activity, but the market began to soften again in the fourth quarter of 2006, fueled by the mild hurricane season. The property market continued to soften throughout 2007, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business and became significantly softer in 2008. Habitational business has been most dramatically affected, experiencing a significant drop in market prices and an expansion of limits. Pricing pressure in casualty lines intensified countrywide throughout 2007 and 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals. Some competitors are writing accounts at levels management believes are below average developed losses with multi-year rate lock deals and frequently terms and conditions are expanded without much price consideration.

Because of the deteriorating market conditions described above, renewal retention rates, renewal pricing and new business growth all declined in 2008 as compared to 2007. Renewal retention rates declined by approximately 5 percentage points for both casualty and property lines. Renewal pricing for casualty and property lines declined by approximately 6% and 9%, respectively. New business declined by approximately 36%, attributable to a significant reduction in both casualty and property writings.

The Company expects the market to remain competitive in 2009, although perhaps with some stabilization in pricing. Under such conditions, the Company will continue to reject underpriced new business opportunities and to shed accounts and classes of business that appear to be unprofitable. As a consequence, it is likely that the Company’s premium volume will decline further in 2009, the expense ratio will increase as the shrinkage of premium revenues outpaces cost-cutting measures and the loss ratio may deteriorate marginally as renewal price declines and loss-cost trends take their toll on profitable business. In addition, as premium receipts decline and claim payments continue at historical norms or greater, the Company is likely to have negative cash flow from operations in 2009.

Results of Operations

The Company’s results of operations are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Gross premiums written	$1,019.6	$1,245.0	$1,351.6

Net premiums written	$871.2	$1,099.6	$1,166.5

Premiums earned	$998.0	$1,186.1	$1,084.0
Losses and LAE	822.9	752.9	666.1
Underwriting expenses	320.4	340.2	314.4

Underwriting (loss) profit	(145.3)	93.0	103.5
Investment income and realized investment gains	604.3	377.5	392.8
Interest and other expense	36.7	39.4	41.0
Costs related to early retirement of debt	0.4	21.2	—

Income before income taxes and equity in earnings of investees	421.9	409.9	455.3
Income tax expense	88.6	140.0	156.2

Income before equity in earnings of investees	333.3	269.9	299.1
Equity in (losses) earnings of investees, net of tax	(0.5)	23.3	13.2

Net income	$332.8	$293.2	$312.3

Loss and LAE ratio	82.5%	63.5%	61.5%
Underwriting expense ratio	32.1	28.7	29.0

Combined ratio	114.6%	92.2%	90.5%

The increase in net income in 2008 as compared to 2007 was primarily due to a significant increase in investment earnings and lower costs related to early retirement of debt, partially offset by substantially lower underwriting income and lower equity in earnings of investees.

The increase in investment earnings is predominantly due to higher net realized gains on the Company’s total return swaps, short positions and credit default swaps as well as an increase in net realized gains on sales of U.S. Treasury securities, partially offset by higher other than temporary impairment charges, primarily related to write-downs of equity securities, higher mark-to-market accounting losses incurred on investments accounted for at fair value and lower partnership income.

Underwriting results were substantially lower in 2008 as compared to 2007, primarily attributable to the adverse effects of (i) a $75.5 million loss on commutation of a reinsurance contract (7.6 loss ratio points); (ii) catastrophe losses associated with Hurricanes Gustav and Ike of $71.5 million (7.2 loss ratio points); and (iii) a $25.5 million charge (2.6 loss ratio points) associated with the settlement of an asbestos lawsuit. Excluding these specific charges, the combined ratio in 2008 was 97.0%, reflecting a higher expense ratio as premiums declined and the effects of deteriorating market conditions on the loss ratio.

Lower equity in earnings of investees was principally due to lower earnings from Northbridge Financial Corporation (“Northbridge”), an affiliated company, due to a change in accounting for Northbridge from equity method to fair value effective January 1, 2008.

For further discussion of loss development in each year, see “— Results of Operations — Losses and Loss Adjustment Expenses”. For further discussion of investment results, see “— Results of Operations — Investment Results”, “— Liquidity and Capital Resources” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The decrease in net income in the year ended December 31, 2007 as compared to 2006, was due to the combined effects of lower underwriting profit, lower investment earnings and higher debt retirement costs, partially offset by higher equity in earnings from investees. The decline in underwriting profit was primarily attributable to lower favorable development of prior years’ losses and LAE of $63.9 million in 2007, as compared to $96.2 million in 2006, partially offset by an improved accident year loss ratio. The decline in investment income and realized investment gains was primarily attributable to the significant level of realized investment gains achieved on the sale of certain fixed income and equity securities, as well as higher earnings from HWIC Asia Fund (“HWIC”), an affiliated investment at equity method investee, and higher earnings from other partnerships in 2006. Partially offsetting these effects were the significant mark-to-market gains on the Company’s credit default swaps in 2007.

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

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
			2008		2007
			Increase/		Increase/
(dollars in millions)	2008	2007	(Decrease)	2006	(Decrease)

General liability	$216.3	$251.5	$(35.2)	$296.0	$(44.5)
Workers’ compensation	196.0	258.9	(62.9)	277.1	(18.2)
Commercial automobile	164.0	203.4	(39.4)	222.5	(19.1)
Property	173.4	285.2	(111.8)	375.6	(90.4)
Commercial multi-peril	83.8	88.2	(4.4)	83.8	4.4
Accident and health	159.7	127.6	32.1	64.3	63.3
Other	26.4	30.2	(3.8)	32.3	(2.1)

Total gross premiums written	$1,019.6	$1,245.0	$(225.4)	$1,351.6	$(106.6)

Other includes the following:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Surety	$12.4	$14.0	$13.8
Personal automobile	7.8	9.5	11.4
Homeowners	6.2	6.7	7.1

Total gross premiums written in other	$26.4	$30.2	$32.3

For the year ended December 31, 2008, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above) declined by $253.7 million, or 23.3%, as compared to the year ended December 31, 2007, due to the combined effects of a decline in new business of approximately 36%, price decreases on renewal policies of approximately 7% and a decline in renewal retention rates of approximately five percentage points. The decline in new business is attributable to a reduction in both property and casualty writings. The property and casualty insurance market, like most others, has been affected by disruptions in the financial markets and the slow down in the economy and new business growth continues to remain very challenging. In addition to soft market conditions, the decline in gross premiums written is also due to underwriting actions taken by the Company to reduce unprofitable classes of business, most notably a reduction in the property and commercial automobile lines of business. The Company continues to maintain its disciplined approach to underwriting in this highly competitive market, renewing business and writing new business only where it believes rates are acceptable and terms and conditions appropriate for the exposure.

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

Overall decline in gross premiums written in the core commercial lines in 2008 and 2007 was partially offset by growth from the accident and health business.

Casualty Gross Premiums Written

For the year ended December 31, 2008, gross premiums written in casualty lines, which include workers’ compensation, general liability and commercial automobile lines of business, declined by $137.5 million, or 19.3%, as compared to the year ended December 31, 2007, due to a decline in new business of approximately 30%, price decreases on renewal policies of approximately 6% and a decrease in renewal retention rates of approximately five percentage points. The decline in new business was most significant for wholesale broker produced casualty business, although casualty new business was down for all producer categories. Pricing pressure for casualty accounts intensified countrywide in 2007 and continued throughout 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals. In addition, the decline in commercial automobile gross premiums written is due to the Company more aggressively reducing its exposure to transportation accounts, where loss experience was greater than the overall book of business.

For the year ended December 31, 2007, gross premiums written in casualty lines decreased by $81.8 million, or 10.3%, as compared to the year ended December 31, 2006, due to a decline in new business of approximately 24% and price decreases on renewal policies of approximately 8%, partially offset by an increase in renewal retention rates of approximately three percentage points. The decline in new business was largely due to a decrease in general liability writings, attributable to the non-admitted business, where the market became significantly softer, leading to fewer new policies and at a reduced average premium per policy.

In recent years, the Company’s casualty business has also been adversely impacted by declining premiums from its California workers’ compensation business which has been affected by declining market prices as a consequence of system reforms and very favorable industry accident year results in recent years. More recently, prices appear to be stabilizing. California workers’ compensation gross premiums written totaled $65.7 million, $77.5 million and $97.4 million in 2008, 2007 and 2006, respectively.

Property Gross Premiums Written

For the year ended December 31, 2008, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $116.2 million, or 31.1%, as compared to the year ended December 31, 2007, primarily due to a decline in new business of approximately 47%, price decreases on renewal policies of approximately 9% and a decrease in renewal retention rates of approximately five percentage points. In addition to soft market conditions which have significantly affected the Company’s property business, the decrease in property gross premiums written in 2008 is also due to a reduction in habitational business, where loss ratios are higher than the remainder of the book of business, as well as a reduction in accounts with larger total insured values.

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

Other Gross Premiums Written

For the year ended December 31, 2008 and 2007, other gross premiums written, which include the accident and health, surety, personal automobile and homeowners lines of business, increased by $28.3 million, or 17.9%, and $61.2 million, or 63.4%, respectively, as compared to the prior year periods. The increase in both years was primarily due to growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business has continued to benefit from Crum & Forster’s “A” category A.M. Best rating, resulting in the Company acquiring several new programs. Additionally, in general, the accident and health business is not aligned with the traditional property and casualty market cycle which is currently experiencing very soft market conditions.

Net Premiums Written

Net premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2008		2007		2006
(dollars in millions)	$	%[1]	$	%[1]	$	%[1]

General liability	$172.9	80.0%	$213.2	84.8%	$247.8	83.7%
Workers’ compensation	192.1	98.0%	252.6	97.6%	272.0	98.2%
Commercial automobile	159.6	97.3%	199.7	98.2%	219.4	98.6%
Property	124.7	71.9%	219.1	76.8%	276.0	73.5%
Commercial multi-peril	77.8	92.8%	81.5	92.4%	78.0	93.1%
Accident and health	117.7	73.7%	103.9	81.4%	43.9	68.3%
Other	26.4	100.0%	29.6	98.0%	29.4	91.0%

Total net premiums written	$871.2	85.4%	$1,099.6	88.3%	$1,166.5	86.3%

[1]	Percentage represents the percentage of net premiums written to gross premiums written.

For the year ended December 31, 2008, net premiums written decreased by $228.4 million, or 20.8%, as compared to the year ended December 31, 2007. The decrease was generally in line with the decrease in gross premiums written.

For the year ended December 31, 2007, net premiums written decreased by $66.9 million, or 5.7%, as compared to the year ended December 31, 2006. The lower decline in net premiums written as compared to gross premiums written is due to increased retentions on the property and accident and health lines of business. The increased retention on the property line is due to lower reinsurance costs, attributable to higher retained limits, on the Company’s property per risk and catastrophe treaties in 2007. The increased retention on the accident and health line is due in part to this business being written directly by the Company in 2007, at higher retained limits, whereas in 2006 the majority of this business was assumed from Fairmont with existing reinsurance commitments.

Premiums Earned

Premiums earned by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

General liability	$194.3	$229.0	$227.7
Workers’ compensation	218.4	258.0	278.8
Commercial automobile	187.2	210.4	203.9
Property	172.7	273.3	246.2
Commercial multi-peril	79.9	80.5	61.9
Accident and health	117.7	103.9	43.9
Other	27.8	31.0	21.6

Total premiums earned	$998.0	$1,186.1	$1,084.0

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the year ended December 31, 2008, premiums earned decreased by $188.1 million, or 15.9%, as compared to the year ended December 31, 2007. The lower decline in premiums earned relative to premiums written is principally attributable to the lag in recognition of the decreased premiums written in the latter half of 2008.

For the year ended December 31, 2007, premiums earned increased by $102.1 million, or 9.4%, as compared to the year ended December 31, 2006. The increase in premiums earned relative to the decline in net premiums written in 2007 is primarily attributable to the Fairmont business which the Company assumed at the start of 2006 and which therefore contributed a lower portion to premiums earned in 2006 as compared to 2007.

Further, accident and health premiums, which grew in both 2008 and 2007, but more significantly in 2007, are earned as written.

Losses and Loss Adjustment Expenses

The Company’s incurred losses and LAE are summarized as follows:

	Years Ended December 31,
	2008		2007		2006
(dollars in millions)	Losses	Ratio	Losses	Ratio	Losses	Ratio

Accident year, as reported	$802.8	80.4%	$816.8	68.9%	$762.3	70.3%

(Favorable) adverse development of prior years’ losses and LAE before impact of corporate aggregate reinsurance:
Accident year 2007	(17.1)		—
Accident year 2006	(39.0)		(10.2)		—
Accident year 2005	(1.9)		(26.9)		(10.2)
Accident year 2004	(12.3)		(41.7)		(15.9)
Accident year 2003	2.1		(1.0)		(11.3)
Accident year 2002 and prior	107.2		29.6		(48.5)

Total adverse (favorable) development	39.0	3.9	(50.2)	(4.2)	(85.9)	(7.9)

Impact of corporate aggregate reinsurance:
Amortization of deferred gain	(18.9)		(13.7)		(12.9)
Other activity	—		—		2.6

Total impact of corporate aggregate reinsurance	(18.9)	(1.8)	(13.7)	(1.2)	(10.3)	(0.9)

Incurred losses and LAE	$822.9	82.5%	$752.9	63.5%	$666.1	61.5%

The Company’s losses and LAE reflect the effect of corporate aggregate reinsurance, including the amortization of deferred gain on retroactive reinsurance. For further discussion of the accounting for reinsurance coverage and the amortization of deferred income on retroactive reinsurance, see “Item 1. Business — Reinsurance” and Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

In 2008, the Company recognized net adverse prior year loss development of $39.0 million (3.9 loss ratio points) prior to corporate aggregate reinsurance activity. Included in the adverse loss development is $84.3 million (8.4 loss ratio points) attributable to a loss on commutation of a reinsurance contract ($75.5 million after amortization of related deferred gain) and $25.5 million (2.6 loss ratio points) attributable to the settlement of an asbestos lawsuit. Excluding these one time charges, the Company recognized net favorable loss development of $89.7 million (9.0 loss ratio points) including $18.9 million of favorable development related to amortization of deferred gains on retroactive reinsurance. The favorable development was primarily in the workers’ compensation and general liability lines of business, reflecting favorable loss emergence in almost all accident years, partially offset by unfavorable ALAE emergence in general liability for both latent and non-latent exposures. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California medical reserves for older accident years and non-California indemnity reserves for more recent accident years.

In 2007, the Company recognized net favorable prior year loss development of $(50.2) million (4.2 loss ratio points) prior to corporate aggregate reinsurance activity. The net favorable development was comprised of favorable development across all major casualty lines as well as commercial multi-peril, with the largest redundancy being recognized in workers’ compensation. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California for older accident years due to favorable claims settlements and continued recognition of favorable development for California in accident years 2004 and 2005 due to the impact of industry reforms. Favorable development for general liability and commercial multi-peril exposures in accident years 2003 through 2006 was due to the selection of faster loss development factors, recognizing decreased loss activity in those years. The favorable development in these lines was partially offset by $54.5 million of adverse development of asbestos, environmental and other latent liabilities.

In 2006, the Company recognized net favorable prior year loss development of $(85.9) million (7.9 loss ratio points) prior to corporate aggregate reinsurance activity. The net favorable development was comprised principally of favorable development across all major casualty lines, with the largest redundancy being recognized in workers’ compensation, principally attributable to the favorable results in California in accident years 2004 and 2005, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was offset by adverse development of asbestos, environmental and other latent liabilities of $33.9 million.

Accident year loss and LAE ratios, as estimated at December 31, 2008 by line of business, are summarized as follows:

	Accident Years Ended December 31,
	2008	2007	2006

General liability	69.5%	64.0%	60.8%
Workers’ compensation	77.0%	73.5%	62.3%
Commercial automobile	77.8%	70.2%	73.9%
Property	122.9%	66.6%	76.2%
Commercial multi-peril	57.5%	57.7%	41.2%
Accident and health	70.8%	70.9%	63.5%
Other	44.7%	43.8%	43.0%
Accident year loss and LAE ratio	80.4%	67.4%	65.8%

The accident year loss and LAE ratio increased from 67.4% in 2007 to 80.4% in 2008. The increase primarily reflects increased catastrophe losses (primarily the effects of Hurricanes Gustav and Ike which added 7.2 loss ratio points) as well as the adverse effect of current unfavorable pricing trends and market conditions across all lines of business. Catastrophes added approximately 9.1, 1.3 and 2.3 points to the Company’s loss and LAE ratio in 2008, 2007 and 2006, respectively, and added approximately 52.6, 5.5 and 9.9 points to the property accident year loss and LAE ratios. In addition to catastrophes, the 2008 property accident year loss ratio was also impacted by an increased frequency of large habitational fire losses.

The accident year loss ratio increased from 65.8% in 2006 to 67.4% in 2007. The increase from 2006 is primarily due to favorable prior year loss development recognized in workers’ compensation for accident year 2006, partially offset by lower catastrophe losses in 2007 as compared to 2006.

The workers’ compensation loss ratio increase from accident year 2006 to 2008 reflects the effects of price softening beginning prior to 2006 and continuing throughout 2007 and 2008, particularly as respects the California business. Management monitors the price adequacy of each line of business and believes that this business remains profitable. More recently, prices appear to be stabilizing for California workers’ compensation accounts.

The increase in the commercial multi-peril loss ratio in 2007 from 2006 is primarily attributable to the effects of price softening and the severe rainstorms which struck in April 2007. Such rainstorms were reflected in the catastrophe impact cited above for 2007 (1.3 points) but had a comparatively larger impact on the commercial multi-peril line.

The accident year loss and LAE ratios represent management’s estimate, at December 31, 2008, of the ultimate cost, expressed as a percentage of net premiums earned for each respective year, of covered claims or events, including settlement costs. For casualty lines of business in particular, where the “tail”, or period from the occurrence of the claim to final settlement, may span several years, the estimates are based on a number of assumptions and, accordingly, are subject to significant variability. See “— Critical Accounting Policies and Estimates — Unpaid Losses and Loss Adjustment Expenses”.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. The Company’s underwriting expense ratio was 32.1%, 28.7% and 29.0% for the years ended December 31, 2008, 2007 and 2006, respectively. The policy acquisition ratio and the other underwriting expense ratio components of the underwriting expense ratio follow:

	Years Ended December 31,
	2008	2007	2006

Policy acquisition ratio	15.3%	15.0%	14.3%
Other underwriting expense ratio	16.8	13.7	14.7

Underwriting expense ratio	32.1%	28.7%	29.0%

The Company’s policy acquisition ratio increased to 15.3% for the year ended December 31, 2008 from 15.0% for the year ended December 31, 2007, primarily due to a charge of $2.8 million (0.3 expense ratio points) associated with an assessment from the Texas Windstorm Insurance Association related to Hurricane Ike. The Company’s policy acquisition expense ratio increased to 15.0% for the year ended December 31, 2007 from 14.3% for the year ended December 31, 2006, primarily due to higher direct commission rates and lower reinsurance ceding commissions attributable to higher retained limits.

The other underwriting expense ratio increased to 16.8% for the year ended December 31, 2008 from 13.7% for the year ended December 31, 2007. The change from 2007 is primarily attributable to a reduction in net earned premium of approximately 16% and an increase in general expenses, largely due to higher compensation costs and higher technology costs reflecting a write-off of previously capitalized software development costs of $4.2 million. Compensation costs in 2008 include severance costs associated with a reduction in workforce to better align compensation costs with lower premium volume. The other underwriting expense ratio improved to 13.7% for the year ended December 31, 2007, from 14.7% for the year ended December 31, 2006, primarily due to the growth in earned premiums. The Company is currently operating in a soft market, characterized by declining premiums, and, should such conditions persist, the other underwriting expense ratio may continue to be adversely affected in 2009.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Average investments, including cash and cash equivalents, at book value[1]	$4,345.5	$4,157.9	$3,780.9

Investment income	$72.4	$143.4	$220.0
Realized investment gains	531.9	234.1	172.8
Pre-tax equity in earnings of investees	(0.7)	35.8	20.2
Change in unrealized investment gains and losses and foreign currency translation	(37.9)	139.2	(139.0)

Total return on investments	$565.7	$552.5	$274.0

Gross investment yield[2]	2.5%	5.1%	7.2%
Net investment yield[2]	1.6%	4.3%	6.4%
Total return on investments	13.0%	13.3%	7.2%

[1]	Includes book value of assets pledged for derivatives and short-sale obligations of $4.4 million, $1,047.4 million and $540.9 million at December 31, 2008, 2007 and 2006, respectively.
[2]	Including pre-tax equity in earnings of investees.

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. Total rate of return on investments was 13.0%, 13.3% and 7.2% for the years ended December 31, 2008, 2007 and 2006, respectively. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In addition, the Company also owns a number of investments in derivative securities, including credit default swaps, and equity method investments, which are subject to greater volatility than fixed income investments. Although these derivative securities and equity method investments may provide higher expected returns, they present greater risk, and in the case of equity method investments, are less liquid than fixed income and equity investments. As a result of these factors, the Company’s return on its investments may fluctuate substantially in a given period.

Investment Income

The decrease in investment income of $71.0 million, or 49.5%, in 2008 as compared to 2007, was primarily driven by substantially lower earnings from investments at equity which include partnership investments, attributable to depressed equity market conditions, and a year-over-year decline in average short-term interest rates. Losses from investments at equity were $(51.3) million in 2008 as compared to earnings of $13.0 million and $87.8 million in 2007 and 2006, respectively. The amount for 2006 includes significant capital gains realized from HWIC.

In addition, in 2008, investment income was also affected by higher investment expenses, attributable to higher expenses on the Standard and Poor’s Depositary Receipts (“SPDRs”) short-sales and total return swaps, as well as higher incentive management fees. The Company executed an additional $320 million SPDRs short-sales in the latter half of 2007 and a further $105 million of SPDRs total return swaps in July 2008 which contributed to the increased SPDRs expense for 2008. Both the SPDRs short-sales and total return swaps were closed out as of December 31, 2008.

The decrease in investment income of $76.6 million, or 34.8%, in 2007 as compared to 2006, was primarily due to lower earnings from HWIC, which realized significant capital gains in 2006, as well as lower earnings from other partnerships in 2007 as compared to 2006. Earnings from HWIC and other partnerships were $7.7 million and $5.3 million, respectively, in the year ended December 31, 2007 and $60.5 million and $27.3 million, respectively, in the year ended December 31, 2006. Partially offsetting these effects were lower investment fees in 2007 compared to 2006.

Realized Investment Gains

Net realized investment gains for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006

Fixed income securities	$52.4	$(26.6)	$61.3
Equity securities	2.8	27.9	194.2
Derivatives and short-sale obligations	713.4	246.6	(73.5)
Other invested assets	(42.0)	11.6	6.7

	726.6	259.5	188.7
Other than temporary impairment charges:
Equity securities	(190.3)	(22.4)	(15.9)
Fixed income securities	(4.4)	(3.0)	—

	(194.7)	(25.4)	(15.9)

Total pre-tax net realized investment gains	$531.9	$234.1	$172.8

The increase in net realized investment gains of $297.8 million, or 127.2%, in 2008 as compared to 2007 was principally due to substantially higher net realized gains on the Company’s total return swaps, credit default swaps and short-sale obligations, attributable to widening credit spreads and declining equity markets and higher net realized gains on sales of fixed income securities, primarily U.S. Treasuries, partially offset by higher mark-to-market losses attributable to the change in fair value of held-for-trading fixed income securities and assets for which the Company has elected the fair value option under SFAS 159, and higher other than temporary impairment charges.

Net realized gains on derivatives and short-sales in 2008 include $362.1 million of net gains on total return swaps, $283.5 million of net gains related to credit default swaps and $70.3 million of net gains on SPDRs and common stock short-sale obligations. By comparison, net realized gains on derivatives and short-sale obligations in 2007 include $229.7 million of net gains related to credit default swaps and $15.4 million of net gains on SPDRs and common stock short-sales. As of December 31, 2008, the Company had closed out its total return swaps and short positions. For further details on realized gains and losses incurred on the Company’s derivatives and short-sale obligations, refer to Note 3 to the consolidated financial statements.

At December 31, 2008, the Company owned $3.0 billion notional amount of credit default swaps with an average term to maturity of 3.1 years, an original cost of $42.5 million and a fair value of $138.8 million. At December 31, 2007, the Company owned $5.2 billion notional amount of credit default swaps, with an original cost of $84.5 million and a fair value of $234.1 million.

During 2008, the Company liquidated substantially all of its U.S. Treasury portfolio, realizing net gains of approximately $143.2 million. Partially offsetting these gains were mark-to-market losses incurred on the change in fair value of held-for-trading fixed income securities of approximately $90.8 million.

Losses on other invested assets in 2008 are principally attributable to mark-to-market losses of $40.8 million related to the change in fair value of the Company’s investment in Northbridge, which the Company elected to account for at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), effective January 1, 2008. For further details on SFAS 159, refer to Note 2 to the consolidated financial statements.

The increase in net realized investment gains of $61.3 million, or 35.5%, in 2007 as compared to 2006 was primarily due to significant gains on the credit default swaps. During 2007, the Company recorded net gains of $229.7 million on the credit default swaps compared to net losses of $(23.9) million in 2006. Partially offsetting the increase in realized investment gains on the credit default swaps was a decline in the level of net gains achieved on the sale of fixed income and equity securities in 2007 as compared to 2006, which included a $106.6 million gain on the sale of Zenith common stock and a $45.0 million gain on the sale of a fixed income security.

Included in realized investment gains in 2008, 2007 and 2006 were $194.7 million, $25.4 million and $15.9 million, respectively, of losses related to other than temporary impairments. The impairments recognized in 2008 were primarily due to the increased volatility in the financial markets resulting from the global credit and liquidity crisis. At December 31, 2008, the Company had unrealized losses of $137.9 million in investments in available-for-sale fixed income and equity securities of which $22.5 million was attributed to fixed income securities and $115.4 million was attributed to equity securities. Substantially all of these securities have been in an unrealized loss position for less than three consecutive months. Unrealized losses in the equity securities portfolio are primarily attributable to three securities which account for $92.6 million, or 80.3%, of the losses. These three securities have losses, exceeding their cost of between 32% and 42% at December 31, 2008. If the current economic downturn and financial market volatility continue through 2009, the Company may determine that some of those declines in value are other than temporary and, accordingly, record further impairment charges in 2009.

Pre-tax Equity in Earnings of Investees

The decrease in pre-tax equity in earnings of investees to $(0.7) million in 2008 from $35.8 million in 2007 was primarily attributable to a reduction in earnings from Northbridge, which was previously accounted for under the equity method of accounting prior to January 1, 2008, when the Company elected the fair value option for Northbridge under SFAS 159. The Company sold its investment in Northbridge in December 2008. The increase in pre-tax equity in earnings of investees of $15.6 million, or 77.2%, in 2007 as compared to 2006 was primarily attributable to higher earnings from Northbridge. In 2007, Northbridge reported significant realized investment gains, attributable to the gain on the sale of its investment in Hub International Limited. Northbridge contributed $0 million, $35.1 million and $17.9 million, to the Company’s pre-tax equity in earnings of investees in 2008, 2007 and 2006, respectively.

For further details of investments, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest and Other Expense

Interest and other expense, excluding costs related to early retirement of debt, was $36.7 million, $39.4 million and $41.0 million in 2008, 2007 and 2006, respectively. The lower expense in 2008 was attributable to lower corporate overhead expenses as well as lower interest expense on long-term debt. The lower corporate overhead expense was due in part to a retirement expense incurred in 2007 in respect of the Company’s then President and Chief Executive Officer, partially offset by higher charitable contributions in 2008 as compared to 2007. The lower interest expense in 2008 was attributable to the refinancing of the Company’s long-term debt in mid-2007 at a lower interest rate. The lower expense in 2007 as compare to 2006 was attributable to lower interest expense as a result of the restructuring of the Company’s long-term debt, and lower compensation costs, partially offset by the aforementioned retirement expense.

Income Taxes

The effective income tax rate (including income taxes on equity in earnings of investees) was 21.0%, 34.2% and 34.3% for the years ended December 31, 2008, 2007 and 2006, respectively. The difference between the Company’s effective income tax rate and the statutory rate of 35% was primarily due to the benefit of dividends received deductions in all three years and, in 2008, benefits recognized related to the utilization of foreign tax credits associated with the sale of the Company’s investment in Northbridge. In December 2008, the Company sold its investment in Northbridge to an affiliated foreign company, which resulted in permanent tax benefits of approximately $51.6 million, mainly as a result of the utilization of foreign tax credits. For further discussion of income taxes, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The Company participates in a tax sharing agreement with Fairfax, entered into in 2007, that permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The Company made that election effective January 1, 2007 which resulted in the utilization of its cumulative holding company net operating losses (“NOLs”) in that year, and the avoidance of the generation of holding company NOLs going forward, provided the subsidiaries earn sufficient taxable income to offset holding company losses arising principally from interest on the Company’s senior notes.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. The Company requires cash to meet its annual debt service obligations (approximately $26 million per year), to pay corporate expenses, including income taxes, and, ultimately, to repay the $330.0 million aggregate principal amount of senior notes due in 2017.

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries and income tax payments from them under the Company’s tax sharing agreement. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. Dividends in excess of certain thresholds are considered “extraordinary” and require prior regulatory approval. The Company’s principal insurance subsidiaries are US Fire and North River. At December 31, 2008, US Fire reported statutory earned surplus of $503.4 million and North River reported statutory earned surplus of $128.8 million. In 2008, the insurance subsidiaries paid dividends totaling $511.3 million to the Company. Specifically, on March 31, 2008, US Fire paid a cash dividend in the amount of $116.0 million to the Company, on May 16, 2008, North River paid a cash dividend in the amount of $45.3 million to the Company and in October 2008, US Fire received approval from the Delaware Department of Insurance to pay a dividend of $350.0 million to the Company, which it subsequently paid on October 23, 2008. US Fire’s dividend payments to the Company in 2009 will require prior approval by the Delaware Department of Insurance to the extent any such payment, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of US Fire’s statutory surplus at December 31, 2008, or, net income not including realized capital gains for the calendar year preceding the date of dividends.

Cash used in financing activities was $339.5 million, $118.5 million and $90.0 million in 2008, 2007 and 2006, respectively, and was primarily in respect of dividends paid to Fairfax as well as refinancing of the Company’s long-term debt in 2007. During 2008, the Company paid cash dividends to Fairfax of $335.2 million and in-kind dividends in the form of fixed income securities, at fair value, of $158.8 million, resulting in total dividends paid of $494.0 million.

In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330.0 million aggregate principal amount of 7 3/4% senior notes due May 1, 2017 at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325.1 million were used to repurchase $295.7 million of the Company’s outstanding $300 million aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2008. The Company paid approximately $325.7 million to purchase the 2013 Notes tendered. For further information on the Company’s long-term debt see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Shareholder’s equity was $1,166.4 million and $1,293.5 million at December 31, 2008 and 2007, respectively. The decrease was primarily the result of dividends paid to Fairfax of $494.0 million, partially offset by current year earnings of $332.8 million.

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

The table below provides a summary of cash flow provided by (used in) operations under the direct method:

	Year Ended December 31,
	2008	2007	2006

Premiums collected	$935.3	$1,162.7	$1,199.6
Net paid losses and LAE	(518.7)	(826.1)	(707.0)
Commissions and other underwriting expenses paid	(323.7)	(355.0)	(329.7)

Cash underwriting income (loss)	92.9	(18.4)	162.9
Investment income received	139.2	131.0	142.2
Interest and other expense paid	(31.7)	(41.6)	(37.7)
Income taxes paid	(99.5)	(76.9)	(178.0)

Cash provided by (used in) operations	$100.9	$(5.9)	$89.4

The 2008 cash flow provided from operations of $100.9 million, includes $302.5 million of proceeds from the commutation of a reinsurance contract. Excluding the commutation, cash outflow from operations is $201.6 million, which is $195.7 million worse than prior year. The unfavorable variance from the prior year is primarily attributable to lower premium collections (as a result of the soft market and recent underwriting actions) and higher income tax payments which include payments in respect of realized investment gains, a component of investing activities. Income tax payments included in operating activities that are in respect of realized investment gains included in investing activities were $108.9 million, $23.6 million and $58.4 million in 2008, 2007 and 2006, respectively. The unfavorable variance in operating cash flows in 2007 from 2006 was primarily attributable to higher net paid losses and higher underwriting expenses in the face of declining premiums due to competitive market conditions. The increase in net paid losses was primarily due to additional losses associated with the Fairmont business, which was acquired in 2006, as well as higher net paid losses in the workers’ compensation and automobile lines of business. Expense growth reflected increased compensation and technology costs.

The insurance subsidiaries are currently operating in a soft market and as a result have experienced a double digit percentage decline in premium volume over the last twelve months. In addition, the Company has also taken actions to eliminate unprofitable classes of business which has contributed to declining premium volume. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 60% of total gross premiums written in 2008) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period. If premium receipts continue to decline and claim payments continue at historical norms or greater, the Company is likely to have negative cash flow from operations in 2009.

The insurance subsidiaries maintain a substantial portion of their assets in highly liquid, short term and other marketable securities in order to provide available cash in the event of unanticipated large claim payments. Management believes that, for the foreseeable future, the insurance subsidiaries have sufficient cash and short-term investments, that together with cash generated from future investing operations, will meet their operating liquidity needs.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives and short-sale obligations, was approximately $4.0 billion and $4.5 billion at December 31, 2008 and 2007, respectively, of which $709.8 million and $343.6 million was held in cash, cash equivalents and short-tem investments at December 31, 2008 and 2007, respectively. For detailed information on the Company’s investment portfolio, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased, although at times the Company may invest to a limited extent in non-investment grade fixed income securities if market opportunities avail. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company holds a minimal amount of mortgage backed securities (less than 2% of the total investment portfolio of $4.0 billion), that were purchased at deep discounts to par in the fourth quarter of 2008, which it does not believe to be material to the overall investment portfolio and has generally avoided taking long positions in equity securities where there may be indirect exposure to mortgages. In addition, the Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, which serve as economic hedges against declines in the fair value of the Company’s financial assets. Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $89.7 million at December 31, 2008. The Company has the right to sell or repledge $54.5 million of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($49.1 million at December 31, 2008), is low given the diversification among the various counterparties.

In 2008, the Company realized significant gains as a result of substantial defensive positions that it previously held in the mortgage, financial guarantee and other financial services industries through short-sales of individual securities and SPDRs, as well as total return swaps. As of December 31, 2008, the Company had closed out all of its short positions, SPDRs and total return swaps.

At December 31, 2008 and 2007, 86.7% and 94.0%, respectively, of the Company’s fixed income securities were rated investment grade. Fixed income securities and cash and cash equivalents of $403.9 million and $431.9 million were on deposit with various state regulatory authorities at December 31, 2008 and 2007, respectively, as required by insurance laws.

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

The Company’s combined policyholders’ surplus and statutory operating leverage (the ratio of statutory net premiums written to end of year surplus) are summarized below:

	Years Ended December 31,
(dollars in millions)	2008		2007		2006

Combined policyholders’ surplus	$1,410.6		$1,639.8		$1,406.8
Statutory operating leverage	0.62	x	0.67	x	0.83	x

Statutory surplus is an important measure utilized by management, regulators and rating agencies to assess the Company’s ability to support its business operations. The decrease in the Company’s statutory surplus from 2007 to 2008 is attributable to the payment of $511.3 million of dividends from the insurance subsidiaries to Crum & Forster Holdings Corp. and net unrealized capital losses of $224.2 million, partially offset by statutory net income of $484.0 million. The increase in the Company’s combined statutory surplus in 2007 as compared to 2006 was primarily attributable to statutory net income of $191.7 million and net unrealized capital gains of approximately $175 million, partially offset by dividends of $138.2 million paid to the insurance companies’ parent. The Company’s ratio of statutory net premiums written to surplus, a measure of operating leverage, improved in 2008 and, according to data from A.M. Best, was below the property and casualty commercial lines sector ratios for 2007, 2006 and 2005 of 0.8x, 0.9x and 1.0x, respectively.

Contractual Obligations

Estimates of future payments pursuant to the Company’s contractual obligations at December 31, 2008 are summarized as follows:

(dollars in millions)	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond

Unpaid losses and LAE	$2,987.8	$959.0	$1,055.0	$519.3	$454.5
Long-term debt, including interest payments	547.4	25.5	51.2	51.2	419.5
Operating leases	77.0	13.7	21.0	11.1	31.2
Other long-term liabilities	57.5	26.0	3.8	11.9	15.8

Total contractual obligations	$3,669.7	$1,024.2	$1,131.0	$593.5	$921.0

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

Long-Term Debt, including Interest Payments

The Company has outstanding $330.0 million aggregate principal amount of 7 3/4% senior notes due 2017. Interest payments on such notes are approximately $25.6 million per year. For additional information on the Company’s senior notes, see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “— Liquidity and Capital Resources — Holding Company”.

Operating Leases

The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2022. The amounts above represent the minimum contractual rentals for such operating leases at December 31, 2008. For more information on the Company’s operating leases, see Note 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Other Long-Term Liabilities

Included in other long-term liabilities are estimated payments under the Company’s long-term incentive plans totaling $33.2 million, expected contributions to postretirement benefit plans sponsored by the Company totaling $9.6 million and payments to former senior officers of the Company totaling $14.7 million.

The Company’s long-term incentive plans, which include the Crum & Forster Holdings Corp. Long Term Incentive Plan (“2004 LTIP”), the Crum & Forster Holdings Corp. 2007 Long Term Incentive Plan (“2007 LTIP”) and the Crum & Forster Holdings Corp. 2008 Long Term Incentive Plan (“2008 LTIP”) are compensation arrangements for certain of the Company’s employees who hold senior management or officer positions. Included in the contractual obligations table above are 2004 LTIP payments of $14.4 million in 2009, 2007 LTIP payments of $10.8 million in 2012 and 2008 LTIP payments of $8.0 million in 2017. These amounts are based upon the December 31, 2008 valuations of the plans and are management’s best estimates. The actual payments could be materially different from these estimates.

The postretirement obligations are estimated ultimate payments required to provide medical and life insurance benefits. Actual payments may differ significantly from these estimates. Although the Company provides various benefit plans, programs and arrangements to its employees, the Company has reserved the right to amend, modify or terminate these plans, programs or arrangements at any time, subject to the terms and conditions of such plans, programs or arrangements and applicable law. For more information on the Company’s postretirement benefit plans, see Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

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

Certain shortcomings are inherent in the methods of analyses presented in the computations of the fair value of fixed rate instruments and in the computations of the impact of potential market movements on equity securities and foreign securities. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including, but not limited to, non-parallel shifts in the term structure of interest rates, changing individual issuer credit spreads and non-parallel shifts of foreign exchange rates or equity prices.

Interest Rate Risk

At December 31, 2008, the fair value of Crum & Forster’s investment portfolio included approximately $1.8 billion of fixed income securities which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At December 31, 2008			At December 31, 2007
	Fair Value of Fixed			Fair Value of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
(dollars in millions)	Securities	$ Change	% Change	Securities	$ Change	% Change

200 basis point decline	$2,106.5	$339.2	19.2%	$2,717.9	$564.9	26.2%
100 basis point decline	$1,958.5	$191.2	10.8%	$2,411.9	$258.9	12.0%
Base scenario	$1,767.3	—	—	$2,153.0	—	—
100 basis point increase	$1,584.3	$(183.0)	(10.4)%	$1,936.2	$(216.8)	(10.1)%
200 basis point increase	$1,425.7	$(341.6)	(19.3)%	$1,750.9	$(402.1)	(18.7)%

The Company has purchased credit default swaps that serve as an economic hedge against declines in the fair value of various financial assets owned by the Company. These credit default swaps are recorded at fair value in derivatives and other invested assets on the consolidated balance sheets with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The total cost of the credit default swaps was $42.5 million and $84.5 million at December 31, 2008 and 2007, respectively, and the fair value was $138.8 million and $234.1 million, at December 31, 2008 and 2007, respectively. The notional amount of credit default swaps was approximately $3.1 billion and $5.2 billion at December 31, 2008 and 2007, respectively, with an average term to expiry of 3.1 years at December 31, 2008. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Counterparties to the credit default swaps expose the company to credit risk in the event of non-performance, which Fairfax and the Company endeavor to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and, amounted to $89.7 million at December 31, 2008. The Company has the right to sell or repledge $54.5 million of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($49.1 million at December 31, 2008), is low given the diversification among the various counterparties. For further details on the Company’s credit default swaps see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Equity Price Risk

At December 31, 2008, the Company’s investment portfolio included $1,398.4 million of equity securities comprised of $1,020.2 million of available-for-sale equity securities, $273.9 million of equity securities for which the Company has elected the fair value option under SFAS 159 and $104.3 million of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 34.7% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $139.8 million in the fair value of the equity portfolio at December 31, 2008.

At December 31, 2007, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $85.6 million in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is principally attributable to increased holdings of equity securities at December 31, 2008 compared to December 31, 2007.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At December 31, 2008, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $295.0 million, or 7.3%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The primary foreign currency exposures were in Euro denominated and Hong Kong dollar denominated securities, which represented 2.1% and 1.7% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, respectively. The potential impact of a hypothetical 10% decline in each of the foreign currency exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $29.5 million at December 31, 2008. At December 31, 2007, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $47.9 million in the fair value of the total investment portfolio. The decrease in the Company’s exposure to foreign exchange risk is principally attributable to the sale in 2008 of Northbridge, an affiliated equity method investee, denominated in Canadian dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Crum & Forster Holdings Corp. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Crum & Forster Holdings Corp., an indirect wholly-owned subsidiary of Fairfax Financial Holdings Limited, and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for certain equity method investments on January 1, 2008.

PricewaterhouseCoopers LLP

New York, New York
February 27, 2009

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	At December 31,
	2008	2007

ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $1,466,114 and $1,741,750 in 2008 and 2007, respectively)	$1,533,334	$1,718,637
Fixed income securities, held-for-trading, at fair value	233,998	125,848
Equity securities, at fair value (cost of $1,106,098 and $661,289 in 2008 and 2007, respectively)	1,020,154	684,457
Investments at equity	103,959	384,030
Derivatives and other invested assets, carried at fair value	426,374	247,477
Short-term investments, at fair value	549,937	196,138

Total investments	3,867,756	3,356,587
Cash and cash equivalents	159,862	147,506
Assets pledged for derivative and short-sale obligations	4,416	1,043,436
Accrued investment income	29,378	37,201
Premiums receivable	182,158	213,488
Reinsurance recoverable	759,028	1,310,192
Reinsurance recoverable from affiliates	209,189	229,591
Prepaid reinsurance premiums	28,995	21,848
Deferred income taxes	239,077	93,161
Deferred policy acquisition costs	52,705	72,282
Other assets	66,316	87,520

Total assets	$5,598,880	$6,612,812

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,987,803	$3,178,506
Unearned premiums	366,362	486,091
Funds held under reinsurance contracts	228,835	250,697
Accounts payable and other liabilities	417,669	220,142
Deferred income on retroactive reinsurance	121,277	152,041
Short-sale obligations	—	718,656
Long-term debt	310,502	313,220

Total liabilities	4,432,448	5,319,353

Commitments and contingencies (Note 12)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive (loss) income, net of tax	(7,455)	44,479
Retained earnings	432,894	507,987

Total shareholder’s equity	1,166,432	1,293,459

Total liabilities and shareholder’s equity	$5,598,880	$6,612,812

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

REVENUES
Premiums earned	$998,028	$1,186,144	$1,084,023
Investment income	72,375	143,418	220,044
Realized investment gains	531,879	234,085	172,774

Total revenues	1,602,282	1,563,647	1,476,841

EXPENSES
Losses and loss adjustment expenses	822,867	752,969	666,079
Policy acquisition costs	152,325	177,408	154,513
Other underwriting expenses	168,122	162,788	159,890
Interest expense	27,885	29,850	32,986
Costs related to early retirement of debt	392	21,187	—
Other expense	8,821	9,576	8,096

Total expenses	1,180,412	1,153,778	1,021,564

Income before income taxes and equity in earnings of investees	421,870	409,869	455,277
Income tax expense	88,603	139,987	156,156

Income before equity in earnings of investees	333,267	269,882	299,121
Equity in (losses) earnings of investees, net of tax	(461)	23,300	13,162

NET INCOME	$332,806	$293,182	$312,283

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

COMMON STOCK
Balance, beginning and end of year	$—	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of year	740,993	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of year	44,479	(36,978)	53,443
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	(29,897)	—	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155	—	(10,146)	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 158	—	—	(55)

Balance, beginning of year, after cumulative effect of adjustments	14,582	(47,124)	53,388
Unrealized investment (losses) gains, net of transfers to realized investment gains and losses	(23,586)	71,285	(91,652)
Foreign currency translation	(1,020)	19,236	1,286
Change in funded status of defined benefit postretirement plans	2,569	1,082	—

Balance, end of year	(7,455)	44,479	(36,978)

RETAINED EARNINGS
Balance, beginning of year	507,987	389,040	166,757
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	86,101	—	—
Cumulative effect of adoption of Statement of Financial Accounting Standards No. 155 and equity method investee adoption of FASB Interpretation No. 48	—	9,465	—

Balance, beginning of year, after cumulative effect of adjustments	594,088	398,505	166,757
Net income	332,806	293,182	312,283
Dividends to shareholder	(494,000)	(183,700)	(90,000)

Balance, end of year	432,894	507,987	389,040

TOTAL SHAREHOLDER’S EQUITY	$1,166,432	$1,293,459	$1,093,055

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

NET INCOME	$332,806	$293,182	$312,283

Change in components of other comprehensive (loss) income for the year, before tax:
Unrealized investment (losses) gains, net of transfers to realized investment gains and losses	(36,287)	109,638	(141,004)
Foreign currency translation	(1,569)	29,594	1,979
Change in funded status of defined benefit postretirement plans	3,953	1,664	—

Other comprehensive (loss) income for the year before tax	(33,903)	140,896	(139,025)

Deferred income tax benefit (expense) for the year:
Deferred income tax benefit (expense) benefit from unrealized investment gains and losses	12,701	(38,353)	49,352
Deferred income tax benefit (expense) from foreign currency translation	549	(10,358)	(693)
Deferred income tax expense from change in funded status of defined benefit postretirement plans	(1,384)	(582)	—

Total deferred income tax benefit (expense) for the year	11,866	(49,293)	48,659

Other comprehensive (loss) income for the year, net of tax	(22,037)	91,603	(90,366)

COMPREHENSIVE INCOME	$310,769	$384,785	$221,917

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$332,806	$293,182	$312,283
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premium (accretion of discount) on fixed income securities	103	(7,313)	(9,951)
Realized investment gains	(531,879)	(234,085)	(172,774)
Losses (earnings) of equity method investees, net of dividends	1,185	(30,528)	(15,136)
Losses (earnings) of investment companies and similar equity method investees	51,238	(12,985)	(87,762)
Loss on commutation	75,470
Depreciation and amortization	3,570	3,272	3,174
Deferred income tax (benefit) expense	(164,313)	143,814	(62,007)
Non-cash costs related to early retirement of debt	170	9,216	—
Other non-cash net income adjustments	15,692	9,313	3,748
Changes in:
Accrued investment income	8,013	(2,620)	3,199
Premiums receivable	31,430	37,426	(6,465)
Reinsurance recoverable	434,063	175,094	321,169
Prepaid reinsurance premiums	(7,147)	3,582	5,878
Deferred policy acquisition costs	19,577	11,682	(13,157)
Other assets	13,890	(3,247)	5,169
Unpaid losses and loss adjustment expenses	(188,558)	(193,043)	(301,485)
Unearned premiums	(119,729)	(90,091)	76,631
Accounts payable and other liabilities	125,301	(118,615)	26,840

Net cash provided by (used in) operating activities	100,882	(5,946)	89,354

INVESTING ACTIVITIES
Purchases of fixed income securities	(1,931,145)	(151,814)	(518,443)
Proceeds from sales and maturities of fixed income securities	2,361,446	213,856	591,771
Purchases of equity securities	(672,716)	(254,035)	(590,158)
Proceeds from sales of equity securities	9,422	239,458	635,348
Net proceeds from sales of investments at equity	745	10,402	104,528
Net proceeds from sales (purchases) of derivatives and other invested assets	369,355	26,802	(19,123)
Purchases of short-term investments	(1,807,749)	(335,404)	(14,130)
Proceeds from sales and maturities of short-term investments	1,477,084	153,396	—
Net change in obligation to return short-sale obligations	(649,517)	333,874	24,931
Net change in cash and cash equivalents held as collateral	730,540	(329,484)	(91,120)
Net settlement of total return swaps and Eurodollar futures contracts	366,085	—	—
Purchases of fixed assets	(2,604)	(1,875)	(1,656)

Net cash provided by (used in) investing activities	250,946	(94,824)	121,948

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

FINANCING ACTIVITIES
Dividends to shareholder	(335,202)	(128,825)	(90,000)
Repayment of 10 3/8% long-term debt	(4,270)	(295,730)	—
Issuance of 7 3/4% long-term debt	—	330,000	—
New debt issuance costs	—	(23,912)	—

Net cash used in financing activities	(339,472)	(118,467)	(90,000)

Net change in cash and cash equivalents	12,356	(219,237)	121,302
Cash and cash equivalents, beginning of year	147,506	366,743	245,441

Cash and cash equivalents, end of year	$159,862	$147,506	$366,743

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,797	$24,907	$31,125

Cash paid to parent for income taxes	$99,514	$76,906	$178,063

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Note received as consideration for the sale of an investment in affiliate	$248,066	$—	$—

Note paid for the purchase of an investment in an affiliate	$246,066	$—	$—

In-kind dividend payment to parent in the form of fixed income securities	$158,798	$—	$—

Note received from parent in partial settlement of the Company’s tax net operating losses	$—	$41,882	$—

Note received from parent in settlement of the sale of a common stock investment	$—	$12,993	$—

In-kind dividend payment to parent representing cancellation of the aforementioned notes received in 2007	$—	$54,875	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.	Organization and Basis of Presentation

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, including United States Fire Insurance Company (“US Fire”), The North River Insurance Company (“North River”), Crum & Forster Indemnity Company (“CF Indemnity”) and Crum and Forster Insurance Company (“CF Insurance”). US Fire owns 100% of the stock of Crum & Forster Specialty Insurance Company. North River owns 100% of the stock of Seneca Insurance Company, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2006, Fairfax announced that certain of the business of the insurance companies of Fairmont Specialty Group, affiliates of Fairfax, would be conducted as Fairmont Specialty, a division of Crum & Forster (“Fairmont”), thereby giving Fairmont access to the then “A-” A.M. Best rating of Crum & Forster. A.M. Best upgraded the financial strength ratings of the Crum & Forster companies to “A” in June 2008. The Fairmont business is comprised of standard commercial and personal lines, bail bonds and accident and health coverages. In return for the opportunity to quote Fairmont Specialty Group’s renewals effective January 1, 2006 and thereafter, the Company hired substantially all Fairmont Specialty Group employees and assumed certain operating obligations. Pending regulatory approval of Crum & Forster company rate and form filings for the Fairmont business, the policies underwritten by Fairmont were issued initially by the insurance companies of Fairmont Specialty Group and assumed by the Company through a 100% quota share reinsurance agreement. Since the second half of 2007, substantially all Fairmont business has been written directly by Crum & Forster.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results.

Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2008 presentation.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below:

Investments

The Company’s fixed income and equity securities, the majority of which are classified as available-for-sale, are carried at fair value. Fair value is defined as the amount that would be received for an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for determining fair values by utilizing quoted market prices in active markets for identical securities or other inputs, such as quoted market prices for similar securities that are observable, either directly or indirectly and by employing valuation techniques which make use of current market data. U.S. Treasury, corporate and municipal fixed income securities are priced using broker-dealer quotes. Equity securities prices are obtained from market exchanges. Unrealized gains or losses on the Company’s available-for-sale fixed income and equity securities, net of applicable taxes, are included in other comprehensive income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Fixed income securities classified as held-for-trading include those purchased for short term investment objectives and those designated as such by management pursuant to the fair value option under SFAS 155. These securities include convertible securities with embedded derivatives (which allow the Company to convert the fixed income securities to equity securities) and mortgage-backed securities purchased at deep discounts to par. Held-for-trading securities are recorded at fair value in the consolidated balance sheets with changes in fair value recognized as realized investment gains and losses in the consolidated statements of income in the period in which they occur. See the “Recent Accounting Pronouncements — SFAS 155” section of this note for further details of the accounting treatment of convertible securities, also known as hybrid financial instruments.

Short-term investments, which have an original maturity of greater than 90 days and less than twelve months, are carried at fair value.

Investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, are carried under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which the Company adopted effective January 1, 2008. For all other investments, the Company determines if it exercises significant influence based upon its ownership of voting shares without consideration of the ownership interest of other Fairfax affiliates. Investments accounted for under the equity method of accounting are included as investments at equity on the consolidated balance sheets. The Company’s pro-rata share of earnings of equity method investees is recorded in the consolidated statements of income. Earnings of investment companies and similar equity method investees are reported in investment income and earnings of other equity method investees are reported as equity in earnings of investees, net of tax. The carrying value of investments at equity includes limited partnerships, and is based upon the Company’s share of net asset value of each investee, as determined by the general partner. Dividends from equity method investees reduce the carrying value of the investment. Investments that would have been subject to the equity method of accounting, but for which the Company has elected the fair value option under SFAS 159, are included in derivatives and other invested assets on the consolidated balance sheets, with changes in fair value recorded through earnings in the period in which they occur.

Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

Derivatives

The Company utilizes derivatives to mitigate financial risks arising principally from its investment holdings and receivables. Derivatives including credit default swaps, total return swaps, warrants, Eurodollar futures contracts and equity index options, that are not specifically designated or do not meet the requirements for hedge accounting, are carried at fair value on the consolidated balance sheets with changes in fair value recorded in realized investment gains or losses on the consolidated statements of income.

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

Cash and Cash Equivalents

The Company considers highly liquid investments, which have an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents on the balance sheet do not include cash pledged as security for the Company’s derivative securities and short-sale obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

Goodwill

Goodwill is subject to an assessment of impairment on an annual basis or more frequently under certain circumstances. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed followed by a measurement of the impairment, if any. Impairments are charged to operations in the period in which the impairment occurs. The Company’s annual impairment tests in 2008 and 2007 resulted in a conclusion that no goodwill impairment has occurred. Goodwill in the amount of $7,311 is included in other assets on the consolidated balance sheets at December 31, 2008 and 2007.

Unpaid Losses and Loss Adjustment Expenses

The reserve for unpaid losses and loss adjustment expenses (“LAE”) includes estimates of the ultimate settlement value of reported claims, incurred but not reported claims, future expenses to be incurred in the settlement of claims and claim recoveries. These estimates are determined based on the Company’s loss experience, as well as consideration of industry experience and current trends and conditions. The reserve for unpaid losses and LAE is an estimate and future loss payments could differ significantly from initial estimates. The methods of determining such estimates and the resulting estimated liability are regularly reviewed and updated. Changes in the reserve for unpaid losses and LAE are reflected in income in the period in which such changes are required.

The Company maintains a reserve for uncollectible loss deductibles. This reserve includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2008 and 2007, the amount of the reserve was $8,588 and $12,780, respectively.

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

Reserves for uncollectible reinsurance are determined based upon reviews of the financial condition of reinsurers and assessments of other available information. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the ceded contracts.

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

Prior to 2007, the Company did not offset its losses (including amounts arising from interest expense on its senior notes) or losses of one of its subsidiaries against income of another in computing the federal income tax payments to Fairfax Inc. In the third quarter of 2007, the Company entered into a new tax sharing agreement with Fairfax Inc. The new agreement, between Crum & Forster Holdings Corp. and Fairfax Inc., permits the Company and its subsidiaries to elect to file federal income tax returns on a consolidated basis for tax sharing purposes. The agreement also provides that all tax sharing payments otherwise payable directly to Fairfax from the Company’s subsidiaries be paid instead to Crum & Forster Holdings Corp., where they are netted against holding company losses before being remitted as net tax sharing to Fairfax. The Company made this election effective January 1, 2007. The election resulted in the utilization of the holding company net operating losses (“NOLs”) in the amount of $82,369 in 2007 and will avoid the generation of holding company NOLs going forward, provided the subsidiaries earn sufficient taxable income to offset holding company losses.

Deferred income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to deferred income on retroactive reinsurance, unpaid losses and LAE, unearned premiums, certain realized gains and losses, deferred policy acquisition costs, unrealized net appreciation of investments and employee benefit plans. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion of, the benefits related to deferred tax assets will not be realized. As of December 31, 2008 and 2007, a valuation allowance was not required.

The Company elected to recognize accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. The Company did not record any uncertain tax positions, interest or penalties in 2008 or 2007.

Premiums

Insurance premiums are earned ratably over the terms of the related policies after deductions for premiums ceded to reinsurers. Unearned premium reserves are established for the unexpired portion of policy premiums. Premiums are accrued for retrospectively rated policies and on policies subject to audit based on estimates throughout the contract or policy term. The reserve for uncollectible premiums includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2008 and 2007, the reserve for uncollectible premiums was $20,191 and $22,535, respectively.

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

Accumulated Other Comprehensive (Loss) Income, Net of Tax

Accumulated other comprehensive loss or income includes unrealized investment gains and losses on the Company’s available-for-sale fixed income and equity securities, foreign currency translation gains and losses arising from the translation of financial statements of equity method investees denominated in foreign currencies and adjustments to recognize the overfunded or underfunded status of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Company’s defined benefit postretirement plans pursuant to the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). At December 31, 2008 and 2007, included in accumulated other comprehensive income were unrealized investment (losses) gains of $(10,836) and $11,640, net of tax, respectively, foreign currency translation (losses) gains of $(215) and $31,812, net of tax, respectively, and defined benefit postretirement plan gains of $3,596 and $1,027, net of tax, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

SFAS No. 159.  On January 1, 2008, the Company adopted SFAS 159, which provides the option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial instrument. Subsequent changes in fair value are recorded through earnings. Additionally, SFAS 159 allows for a one-time election for existing eligible financial instruments upon adoption, with the transition adjustment recorded to beginning retained earnings. Upon adoption of SFAS 159, the Company elected to apply the fair value option to its investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company traded on the Toronto Stock Exchange, which was previously accounted for under the equity method of accounting. The Company has also elected the fair value option for its investments in Advent Capital (Holdings) PLC (“Advent”), an affiliated company traded on the Alternative Investment Market of the London Stock Exchange, and Odyssey Re Holdings Corp. (“Odyssey”), an affiliated company traded on the New York Stock Exchange. The Company elected the fair value option for its investment in Advent, rather than the equity method of accounting, which would otherwise have been applied as a result of Fairfax gaining majority ownership of Advent during the third quarter of 2008. Previously, the Company’s investment in Advent was recorded at fair value, pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), with changes in fair value recorded through other comprehensive income. The Company’s investments in Odyssey include investments in Odyssey’s common and preferred stock. The investment in common stock was acquired in December 2008 and would have been subject to the equity method of accounting as Fairfax is a majority owner in Odyssey. The investment in preferred stock was previously recorded at fair value, pursuant to SFAS 115, with changes in fair value recorded through other comprehensive income.

In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a publicly quoted market price. The Company concluded that the election would be inappropriate for those equity method investments that do not have quoted market prices due to the degree of judgment that would be needed to measure their fair values and the additional accounting risk associated with those valuations. Since Northbridge, Advent and Odyssey are publicly traded on equity exchanges, the Company believes that their traded price is a better indicator of value than carrying value under the equity method of accounting. Although the Company accounts for other investments under the equity method there are no other equity method investments which are publicly traded on an equity exchange for which the SFAS 159 election has not been made.

The Company’s investment in Northbridge, which was sold in December 2008, is included in investments at equity on the consolidated balance sheet at December 31, 2007. At December 31, 2007, the carrying value of Northbridge was $200,484 and the fair value was $289,812 ($288,870 after restating for the adoption of SFAS 157, effective January 1, 2008, discussed further below). Upon adoption of SFAS 159, the Company recorded a cumulative adjustment of $89,328 to derivatives and other invested assets to recognize the difference between the fair value and carrying value of Northbridge, a deferred tax liability of $31,265 and a $58,063 adjustment (comprised of a reduction of $29,376 to opening accumulated other comprehensive income and an increase of $87,439 to opening retained earnings), net of tax, to opening shareholder’s equity. For the year ended December 31, 2008, the change in fair value of Northbridge was a loss of $40,804, which was recorded through earnings, in realized investment gains and losses, in the consolidated statements of income. Dividends of $4,798 were received from Northbridge for the year ended December 31, 2008 and have been recorded as investment income in the consolidated statement of income.

The Company’s investment in Advent is included in derivatives and other invested assets on the consolidated balance sheet at December 31, 2008 and in equity securities at December 31, 2007. At December 31, 2008 and 2007, the carrying and fair value of Advent was $11,607 and $15,996, respectively. Since Advent was previously recorded at fair value, the SFAS 159 election had no effect on the carrying value of Advent or shareholder’s equity. Upon election of SFAS 159 for Advent, the Company recorded a realized loss of $5,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

on the consolidated statement of income and an unrealized gain of the same amount in other comprehensive income, which represents the reclassification of the cumulative change in fair value previously recorded in accumulated other comprehensive income. For the year ended December 31, 2008, the total change in fair value of Advent was a loss of $8,485 (inclusive of the $5,945 noted above), which was recorded through earnings, in realized investment gains and losses, in the consolidated statements of income. Dividends of $907 were received from Advent for the year ended December 31, 2008 and have been recorded as investment income in the consolidated statement of income. No dividends were received for the year ended December 31, 2007.

The Company’s investments in Odyssey’s common and preferred stock are included in derivatives and other invested assets on the consolidated balance sheet at December 31, 2008, at fair values of $256,570 and $5,740, respectively. The Company’s investment in Odyssey preferred stock is included in equity securities at fair value of $7,347 at December 31, 2007. Upon election of SFAS 159 for Odyssey preferred stock (concurrent with the acquisition and SFAS 159 election for the investment in Odyssey common stock in December 2008), the Company recorded a realized loss of $2,350 on the consolidated statement of income and an unrealized gain of the same amount in other comprehensive income, which represents the reclassification of the cumulative change in fair value previously recorded in accumulated other comprehensive income. For the year ended December 31, 2008, the total change in fair value of Odyssey common and preferred stock was a net gain of $8,155 (inclusive of the loss of $2,350 noted above), which was recorded through earnings, in realized investment gains and losses, in the consolidated statement of income. Preferred dividends of $799 and $499 were received from Odyssey for the years ended December 31, 2008 and 2007, respectively, and have been recorded as investment income in the consolidated statements of income.

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral is effective until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At that time, the provisions of SFAS 157 will apply to non-financial assets and non-financial liabilities that are measured at fair value on a non-recurring basis. The Company does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on its financial position or results of operations.

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

SFAS No. 155.  On January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Changes in fair value are recorded as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

realized investment gains or losses in the consolidated statements of income. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The Company elected fair value measurement of its convertible securities, effective with its adoption of SFAS 155. Prior to the adoption of SFAS 155, the Company bifurcated all derivatives embedded in its convertible securities. The original host instruments were recorded at fair value in fixed income investments and the embedded derivatives were recorded at fair value in derivatives and other invested assets. Upon adoption of SFAS 155, the Company recorded a cumulative adjustment of $10,146, net of an adjustment of $301 in respect of adoption of SFAS 155 by one of the Company’s equity method investees, net of tax, to reclassify unrealized investment gains associated with the host instruments to opening retained earnings.

FIN 48.  On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Although the adoption of FIN 48 did not have a direct impact on the Company’s results of operations or financial position, adoption of FIN 48 by one of the Company’s equity method investees resulted in the Company recording a charge of $681, net of tax, to opening retained earnings in 2007.

Accounting Pronouncements Not Yet Adopted

SFAS No. 162.  In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162, and does not expect its adoption will have a material impact on its financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

3.	Investments

The aggregate carrying value of the Company’s investment portfolio was $4,032,034 and $4,547,529 at December 31, 2008 and 2007, respectively, and is comprised of available-for-sale securities, held-for-trading securities, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives and short-sale obligations.

Available-For-Sale Securities

Investments in available-for-sale fixed income and equity securities are summarized below:

	At December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
United States government and government agencies and authorities	$136,551	$32,879	$—	$169,430
States, municipalities and political subdivisions	1,279,232	54,230	17,997	1,315,465
Other corporate	50,331	2,603	4,495	48,439

Total fixed income securities	1,466,114	89,712	22,492	1,533,334
Equity securities — common stocks	1,106,098	29,422	115,366	1,020,154

Total available-for-sale securities	$2,572,212	$119,134	$137,858	$2,553,488

Included in equity securities at December 31, 2008 is a $156,642 investment in Johnson & Johnson common stock, which represents 13.4% of shareholder’s equity at that date.

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

	At December 31, 2008
	Amortized
	Cost	Fair Value

Due in one year or less	$50,364	$50,596
Due after one year through five years	50,227	47,927
Due after five years through ten years	9,512	10,832
Due after ten years through twenty years	147,760	178,052
Due after twenty years	1,208,251	1,245,927

Total fixed income securities	$1,466,114	$1,533,334

Changes in net unrealized investment gains and losses, net of transfers to realized gains and losses, and the related tax effects, are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Fixed income securities	$94,292	$97,148	$(24,795)
Equity securities	(108,311)	(3,670)	(65,164)
Other, primarily investments at equity	(22,268)	16,160	(51,045)

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, before income taxes[1]	(36,287)	109,638	(141,004)
Deferred income taxes	12,701	(38,353)	49,352

Net change in unrealized investment gains and losses, net of transfers to realized investment gains and losses	$(23,586)	$71,285	$(91,652)

[1]	The amounts are net of transfers to realized investment gains and losses of $54,520, $21,904 and $108,045 in 2008, 2007 and 2006, respectively.

Certain individual available-for-sale securities had gross unrealized losses at December 31, 2008 totaling $137,858, which represented 12.6% of the cost or amortized cost of such securities in the aggregate, of which $22,492 was attributed to fixed income securities and $115,366 was attributed to equity securities.

The number of continuous months in which securities in an unrealized loss position at December 31, 2008 were in such a position is summarized as follows:

	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss	Securities

Fixed income securities:
U.S. government, government agencies and authorities	$—	$—	—	$—	$—	—	$—	$—	—
States, municipalities and political subdivisions	400,602	17,997	30	—	—	—	400,602	17,997	30
Corporate bonds	36,100	4,495	1	—	—	—	36,100	4,495	1

Total fixed income securities	436,702	22,492	31	—	—	—	436,702	22,492	31
Equity securities	519,602	115,366	14	—	—	—	519,602	115,366	14

Total securities in an unrealized loss position	$956,304	$137,858	45	$—	$—	—	$956,304	$137,858	45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The majority of the gross unrealized losses of $22,492 in the fixed income portfolio at December 31, 2008 are attributable to investment grade municipal bonds, substantially all of which are fully insured by Berkshire Hathaway Assurance Corp. for the payment of interest and principal in the event of issuer default. Without the benefit of insurance, these bonds would still be rated AA or A. The Company has the ability and intent to hold these securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. Of the 31 fixed income securities in a loss position at December 31, 2008, nine had a loss that exceeded 10% of their cost. However, no fixed income security had a loss that exceeded 20% of its cost.

Of the 14 equity securities in an unrealized loss position at December 31, 2008, 13 had been in a loss position for less than six consecutive months and eight had a loss that exceeded 10% of their cost. Three of these eight securities account for $92,618, or 80.3%, of total equity security losses of $115,366 and have losses exceeding their cost of between 32% and 42%.

The unprecedented events in the credit markets during 2008 have resulted in extreme volatility and disruption to the financial markets, particularly in the latter half of the year, which has contributed to the increase in unrealized losses in the Company’s fixed income and equity portfolios at December 31, 2008 as compared to December 31, 2007. Management reviewed currently available information regarding all securities where the estimated fair value was less than cost or amortized cost at December 31, 2008 and based thereon, recorded other than temporary impairment charges of $118,894 in the fourth quarter of 2008. The remaining 45 securities were not considered to be other than temporarily impaired. Other than temporary impairment charges incurred for the full year in 2008 were $194,670.

The number of continuous months in which securities in an unrealized loss position at December 31, 2007 were in such a position is summarized as follows:

	Less than 12 Months			Greater than 12 Months			Total
			Number			Number			Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities	Value	Loss	Securities

Fixed income securities:
U.S. government, government agencies and authorities	$41,056	$171	2	$1,301,404	$45,713	6	$1,342,460	$45,884	8
States, municipalities and political subdivisions	668	12	2	—	—	—	668	12	2
Corporate bonds	3,810	466	1	—	—	—	3,810	466	1

Total fixed income securities	45,534	649	5	1,301,404	45,713	6	1,346,938	46,362	11
Equity securities:
Common stocks	243,115	34,301	6	—	—	—	243,115	34,301	6
Preferred stocks	7,348	742	2	—	—	—	7,348	742	2

Total equity securities	250,463	35,043	8	—	—	—	250,463	35,043	8

Total securities in an unrealized loss position	$295,997	$35,692	13	$1,301,404	$45,713	6	$1,597,401	$81,405	19

The contractual maturity of the Company’s fixed income securities in an unrealized loss position is summarized as follows:

	At December 31, 2008
		Unrealized
	Fair Value	Loss

Due in one year or less	$—	$—
Due after one through five years	36,747	4,523
Due after five through ten years	551	123
Due after ten years through twenty years	12,717	2,379
Due after twenty years	386,687	15,467

Total fixed income securities in an unrealized loss position	$436,702	$22,492

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Fixed Income Securities, Designated as Held-For-Trading

Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those designated as such by management pursuant to the fair value option under SFAS 155. These securities, which are recorded at fair value on the consolidated balance sheets, include convertible securities with embedded derivatives and mortgage-backed securities purchased at deep discounts to par. Changes in fair value of held-for-trading securities are recognized as realized investment gains and losses in the consolidated statements of income in the period in which they occur and amounted to $90,891 and $30,904 for the years ended December 31, 2008 and 2007, respectively. The Company did not hold any held-for-trading securities during 2006. The fair values of these securities were $233,998 and $125,848 at December 31, 2008 and 2007, respectively. At December 31, 2007, held-for-trading securities were comprised entirely of convertible securities with embedded derivatives.

Included in held-for-trading securities are two convertible securities issued by Level 3 Communications, Inc (“Level 3”) with a combined value of $132,784, which together with an investment in Level 3 common stock of $16,829, represented 12.8% of shareholder’s equity at December 31, 2008.

Investments at Equity

Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. These investments consist of equity interests of between 1.4% and 40.0% at December 31, 2008, with a total carrying value of $103,959 and $384,030 at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008, 2007 and 2006, total (losses) earnings of investments at equity were $(51,972), $48,831 and $108,011, respectively. (Losses) earnings of investment companies and similar equity method investees of $(51,263), $12,985 and $87,762 in 2008, 2007 and 2006, respectively, are included in investment income on the consolidated statements of income. Pre-tax (losses) earnings of other equity method investees of $(709), $35,846 and $20,249 in 2008, 2007 and 2006, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from other equity method investees were $475, $5,318 and $5,113 in 2008, 2007 and 2006, respectively. Due to the timing of receipt of financial information reported by investees, results attributable to investments at equity are generally reported by the Company on a one month or one quarter lag.

Included in investments at equity at December 31, 2007, is the Company’s investment in Northbridge, which had a carrying value of $200,484. This investment, which was sold during December 2008, was accounted for under the equity method prior to the Company electing the fair value option under SFAS 159, effective January 1, 2008. For the years ended December 31, 2007 and 2006, pre-tax equity in earnings of Northbridge were $35,079 and $17,907, respectively, and were included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from Northbridge were $4,795 and $4,545 in 2007 and 2006, respectively. For further details on the accounting for Northbridge see the “Recent Accounting Pronouncements Adopted — SFAS 159” section of Note 2 to the consolidated financial statements. For further details on the sale of Northbridge refer to the “Investments in Related Parties” section below.

The Company’s aggregate share of its equity investees’ balance sheets, which includes its share of those investees accounted for under SFAS 159 (fair value option), had they been accounted for under the equity method, is summarized as follows:

	At December 31,
	2008	2007

Cash and investments	$832,936	$721,210
Total assets	$1,015,502	$1,032,542
Total liabilities	$674,362	$644,417
Shareholders’ equity or partners’ capital[1]	$341,140	$388,125

[1]	The difference between the Company’s aggregate share of shareholders’ equity or partners’ capital and the carrying value on the consolidated balance sheets is primarily due to mark-to-market adjustments for changes in fair value of equity investments for which the Company has elected the fair value option under SFAS 159.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company’s aggregate share of its equity investees’ statements of income, which includes its share of income of those investees accounted for under SFAS 159 (fair value option), had they been accounted for under the equity method is summarized as follows:

	Years Ended December, 31
	2008	2007	2006

Total revenues	$191,205	$217,052	$360,264
Total expenses	$200,906	$150,715	$195,442
Net (loss) income	$(22,664)	$48,831	$108,011

Derivatives and Other Invested Assets

Derivative Securities and Short-Sale Obligations

The Company utilizes derivatives and short positions to mitigate financial risks arising principally from its investment holdings and receivables. Derivatives including credit default swaps, total return swaps, warrants, Eurodollar futures contracts and equity index options, that are not specifically designated or do not meet the requirements for hedge accounting, are carried at fair value on the consolidated balance sheets with changes in fair value recorded in realized investment gains or losses on the consolidated statements of income.

The following table summarizes the Company’s derivatives and short positions at December 31, 2008 and 2007. The fair value of derivatives are included in derivatives and other invested assets on the consolidated balance sheets and the fair values of the obligations to purchase the securities sold short are included in the balance sheet in short-sale obligations.

	December 31, 2008			December 31, 2007
						Fair
			Fair			Value
	Notional		Value	Notional		Asset
	Amount	Cost	Asset	Amount	Cost	(Liability)

Credit default swaps	$3,044,313	$42,477	$138,830	$5,157,897	$84,529	$234,053
S&P Index call options	—	—	—	867,616	1,615	60
Warrants	101,201	10,225	—	101,201	10,225	5,902
Eurodollar futures contracts	1,013,000	—	— [2]	—	—	—
Securities sold short:
SPDRs	—	—	—	—	(619,587)	(707,615)[1]
Common stocks	—	—	—	—	(12,522)	(12,156)

[1]	The fair values of the Standard & Poor’s Depositary Receipts (“SPDRs”) and common stock short-sales in the table above have been restated as of December 31, 2007, to reflect the adoption of SFAS 157. The Company uses the bid price for long positions (assets) and the ask price for short positions (liabilities). Previously, the Company used a price within the bid-ask spread.
[2]	Eurodollar futures contracts are settled daily and therefore have no fair value at December 31, 2008.

Credit Default Swaps

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The credit default swaps serve as economic hedges against declines in the fair value of the Company’s financial assets. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

therefore only be known upon their disposition. Counterparties to the credit default swaps expose the company to credit risk in the event of non-performance, which Fairfax and the Company endeavor to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $89,716 at December 31, 2008. The Company has the right to sell or repledge $54,508 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($49,114 at December 31, 2008), is low given the diversification among the various counterparties.

The cost, notional amount and fair value of the Company’s credit default swaps are shown in the preceding table. During the year ended December 31, 2008, the Company purchased $4,600 of credit default swaps with a notional amount of $182,500, and sold credit default swaps with a cost of $46,652 and notional amount of $2,154,472 for proceeds of $383,278. The credit default swap portfolio had an average term to expiry of 3.1 years at December 31, 2008 (3.7 years at December 31, 2007).

A maturity analysis of the credit default swaps at December 31, 2008 is summarized as follows:

	Notional
	Amount	Fair Value

Expiring in one year or less	$60,000	$2,100
Expiring after 1 year through 5 years	2,441,552	103,615
Expiring after 5 years through 10 years	542,761	33,115

	$3,044,313	$138,830

Total Return Swaps and Short-Sales

At December 31, 2007, as an economic hedge against a decline in the U.S. equity markets and deteriorating conditions in the credit markets, the Company held short positions in SPDRs and common stocks of certain U.S. financial institutions. During the second quarter of 2008, the Company closed out its short positions and substantially replaced these investments with equity index total return swaps and other company specific total return swaps. The replacement of the short positions with total return swaps was primarily to reduce margin maintenance requirements and counterparty credit risk. The Company had also purchased S&P Index call options (the “call options”) to limit the potential loss on the short positions and swaps. Changes in fair value of the total returns swaps, short positions and call options are recorded as realized investment gains or losses in the consolidated statements of income in the period in which they occur. The Company closed out all of its total return swaps in the fourth quarter of 2008 and as of December 31, 2008, did not have any total return swaps or short positions. At December 31, 2007, the short positions were recorded at fair value in short-sale obligations on the consolidated balance sheet.

The Company was required to post collateral in connection with its total return swaps and short positions. At December 31, 2008, the Company did not hold any total return swap or short positions and therefore did not hold any collateral related to these positions. At December 31, 2007, the fair value of assets pledged as collateral for the obligations to purchase securities sold short totaled $1,043,436 of which $734,956 was held in cash and $308,480 was held in U.S. Treasury securities.

Other Derivatives

The Company has investments in warrants ($0 fair value at December 31, 2008), which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. Warrants are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur.

During the third quarter of 2008, the Company entered into Eurodollar futures contracts to manage interest rate risk. The Eurodollar futures contracts are settled on a daily basis with changes in fair value recognized as realized investment gains or losses in the period in which they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The following table summarizes the changes in fair value of the Company’s derivative securities and short positions included in net realized investment gains in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Credit default swaps	$283,456	$229,739	$(23,854)
Total return swaps	362,059	—	—
SPDRs short-sales	65,506	(11,118)	(45,818)
Common stocks short-sales	4,749	26,498	326
S&P Index call options	(499)	5,274	1,667
Warrants	(5,902)	(3,742)	(1,192)
Eurodollar futures contracts	4,028	—	—
Embedded derivatives	—	—	(4,590)

Total net realized investment gains (losses)	$713,397	$246,651	$(73,461)

Further analysis of the 2008 and 2007 realized gains is set forth in the tables below. The realized gains or losses on disposal represent inception to date gains or losses:

	Credit	Total		Common	S&P
	Default	Return	SPDRs	Stock	Index Call	Other
	Swaps	Swaps	Short-Sales	Short-Sales	Options	Derivatives	Total

Realized gains (losses) on disposal	$336,626	$362,059	$(22,523)	$5,116	$(2,009)	$4,028	$683,297
Reversal of mark-to-market (gains) losses recognized in prior years	(130,866)	—	88,029	(367)	1,555	—	(41,649)
Mark-to-market gains (losses) recognized in 2008	77,696	—	—	—	(45)	(5,902)	71,749

Net realized investment gains (losses)	$283,456	$362,059	$65,506	$4,749	$(499)	$(1,874)	$713,397

	Credit	Total		Common	S&P
	Default	Return	SPDRs	Stock	Index Call	Other
	Swaps[1]	Swaps	Short-Sales	Short-Sales	Options	Derivatives	Total

Realized gains on disposal	$19,296	$—	$—	$26,454	$12,637	$—	$58,387
Reversal of mark-to-market (gains) losses recognized in prior years	2,263	—	—	(326)	(5,808)	—	(3,871)
Mark-to-market gains (losses) recognized in 2007	208,180	—	(11,118)	370	(1,555)	(3,742)	192,135

Net realized investment gains (losses)	$229,739	$—	$(11,118)	$26,498	$5,274	$(3,742)	$246,651

[1]	The notional amount and related proceeds of the credit default swaps sold in 2007 was $121,290 and $22,400, respectively.

For 2006, gains and losses noted above are primarily attributable to mark-to-market gains or losses in each year.

Other Invested Assets

Other invested assets include investments for which the Company has elected the fair value option under SFAS 159, effective January 1, 2008 and investments in partnerships where the Company has an ownership interest of less than 20% and does not have the ability to exercise significant influence. Other invested assets had a carrying value of $287,544 and $7,462 at December 31, 2008 and 2007, respectively. At December 31, 2008, investments for which the Company has elected the fair value option under SFAS 159 include the Company’s investments in Odyssey common stock, Odyssey preferred stock and Advent at fair values of $256,570, $5,740 and $11,607,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

respectively. The investment in Odyssey common stock was purchased in December 2008. The investments in Odyssey preferred stock and Advent were included in equity securities at December 31, 2007 at fair values of $7,347 and $15,996, respectively. Both Odyssey and Advent are affiliates of Fairfax.

Investments in Related Parties

Investments in related parties are summarized as follows:

					Ownership Percentage
	At December 31, 2008		At December 31, 2007		at December 31, 2008
		Carrying		Carrying	Crum &
	Cost	Value	Cost	Value	Forster	Fairfax

Odyssey common shares	$246,066	$256,570	$—	$—	8.2%	70.4%
Odyssey preferred shares	$8,090	$5,740	$8,090	$7,347	N/A	N/A
HWIC Asia Fund	$35,228	$57,313	$35,228	$82,813	29.4%	99.0%
Alliance Insurance Company	$21,572	$21,440	$—	$—	20.0%	20.0%
Advent[1]	$20,092	$11,607	$15,996	$15,996	11.7%	66.6%
Dalton Greater China Fund	$13,266	$7,893	$13,266	$20,733	39.9%	66.8%
Arab Orient Insurance Company	$11,277	$8,848	$—	$—	21.9%	21.9%
TRG Holding Corporation	$5,025	$8,091	$5,025	$8,314	1.4%	100.0%
Rutland Fund A	$4,676	$4,036	$4,928	$5,982	12.7%	25.4%
Ivy Realty Fund II, L.P.	$1,169	$1,118	$—	$—	11.3%	22.6%
Northbridge	$—	$—	$75,055	$200,484	—	63.1%
TPF, L.P.	$—	$—	$27,000	$25,635	—	—
TPF, L.P. convertible debenture	$—	$—	$2,500	$2,500	—	—
MFXchange Holdings Inc.	$—	$—	$3,725	$2,405	—	100.0%

[1]	At December 31, 2008 and 2007, cost has been reduced by an other than temporary impairment charge of $7,253.

The Company’s related party investment transactions are noted below. All transactions were completed at fair market value.

On December 30, 2008, the Company purchased an 8.2% interest in Odyssey common shares, from TIG Insurance Group, Inc. (“TIG”), a Fairfax affiliate, for $246,066. As consideration for its investment in Odyssey, the Company released its Fairfax Inc. note (discussed below) of equal fair value.

On December 23, 2008, the Company sold its 15.7% interest in Northbridge to nSpire Re Limited (“nSpire”), a Fairfax affiliate, for $248,066 and received a Fairfax Inc. note held by nSpire of equal value. Since Northbridge was accounted for at fair value, no gain or loss was recorded on the sale.

On December 15, 2008, the Company liquidated its interest in TPF, recording a realized investment loss of $171. The Company recorded pre-tax equity losses of $18,618 on TPF for the year ended December 31, 2008 and has incurred inception to date losses of approximately $20,000 on its investment in TPF. In September 2008, the Company transferred a portion of its interest in TPF to TIG at net carrying value at the date of sale, for cash consideration of $6,516.

On November 7, 2008, the Company released its TPF, L.P convertible debenture in exchange for securities in an amount of $331, resulting in a realized loss of $2,169.

On October 30, 2008, the Company purchased shares in Alliance Insurance Company, a publicly traded insurance company based in Dubai at a cost of $21,572.

On September 23, 2008, October 24, 2008 and December 30, 2008, the Company purchased additional shares in Advent for cash consideration totaling $4,096 and thereby increased its ownership interest in Advent to 11.7% from 8.1%.

On June 3, 2008 and November 26, 2008, the Company purchased shares in Arab Orient Insurance Company, a publicly traded insurance company based in Jordan, at a total cost of $11,277.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

On May 1, 2008, the Company invested $1,000 in the Ivy Realty Fund II, L.P, which represented the first capital call of a $10,000 capital commitment made to this fund.

On March 31, 2008, the Company sold its entire 9.3% ownership interest in MFX to Fairfax for nominal consideration and recorded a realized loss of $1,550 on this security which was deemed to have no value.

On December 11, 2007, the Company sold 116,000 shares of HWIC stock to Fairfax in exchange for a note of $12,993 and recorded a realized investment gain of $2,658.

On October 31 2007, the Company invested an additional $20,000 in TPF and on November 30, 2007, the Company purchased a 6% convertible debenture of TPF for $2,500.

On August 3, 2007, the Company sold its 5.1% ownership interest in Chou Associates Management Fund for proceeds of $28,145 and a realized investment gain of $2,839.

On March 15, 2007, the Company sold its 1.1% ownership interest in Odyssey common stock to TIG for proceeds of $30,160 and a realized investment gain of $8,300.

Regulatory and Other Deposits

Fixed income securities and cash and cash equivalents of $403,892 and 431,934 were on deposit with various state regulatory authorities at December 31, 2008 and 2007, respectively, as required by insurance laws.

At December 31, 2008 and 2007, the Company had pledged $4,416 and $1,043,436, respectively, as collateral for its derivative securities and obligations to purchase securities sold short. Of the $1,043,436 held at December 31, 2007, $734,956 was held in cash and $308,480 was held in U.S. Treasury securities, at fair value. These amounts are included in assets pledged for derivatives and short-sale obligations on the consolidated balance sheets. The substantial reduction in the pledged collateral from 2007 was due to the short positions being closed out during 2008.

Investment Income

The components of net investment income for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Interest on fixed income securities	$103,328	$102,905	$106,391
Dividends from equity securities	30,192	21,713	17,181
(Losses) income from investments at equity and other invested assets	(51,262)	12,985	90,351
Other, primarily interest on cash and cash equivalents[1]	27,074	40,030	39,561

Gross investment income	109,332	177,633	253,484
Interest on funds held under reinsurance contracts	(11,714)	(16,125)	(8,427)
Investment expenses	(25,243)	(18,090)	(25,013)

Net investment income	$72,375	$143,418	$220,044

[1]	Includes interest of $16,394, $25,609 and $16,893 in 2008, 2007 and 2006, respectively, on cash collateral pledged for derivatives and short-sale obligations.

In 2008, losses from investments at equity and other invested assets were principally attributable to substantially lower earnings from partnership investments, driven by depressed equity market conditions. The amount for 2006 includes $60,555 of realized investment gains reported in the earnings of HWIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Realized Investment Gains and Losses

The components of realized investment gains for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	Years Ended December 31,
	2008	2007	2006

Fixed income securities, available-for-sale:
Gains	$154,219	$5,347	$62,769
Losses	(15,365)	(3,994)	(1,491)

Net	138,854	1,353	61,278

Fixed income securities, held-for-trading:
Gains	—	249	—
Losses	(90,891)	(31,153)	—

Net	(90,891)	(30,904)	—

Equity securities:
Gains	2,814	33,952	194,129
Losses	(190,305)	(28,562)	(15,857)

Net	(187,491)	5,390	178,272

Investments at equity:
Gains	—	10,959	6,188
Losses	—	—	—

Net	—	10,959	6,188

Derivatives and other invested assets:
Gains	735,336	270,819	2,638
Losses	(63,929)	(23,532)	(75,602)

Net	671,407	247,287	(72,964)

Total realized investment gains and losses:
Gains	892,369	321,326	265,724
Losses	(360,490)	(87,241)	(92,950)

Net	$531,879	$234,085	$172,774

Included in realized investment losses for the years ended December 31, 2008, 2007 and 2006 are $194,670, $25,443 and $15,857, respectively, of other than temporary impairment charges. The amount for 2008 includes write-downs of $190,305 attributable to equity securities and $4,365 attributable to fixed income securities. The amount for 2007 includes write-downs of $22,461 attributable to equity securities and $2,982 attributable to fixed income securities. The amount for 2006 is attributable to write-downs of equity securities only. The impairments recognized in 2008 were primarily due to the increased volatility in the financial markets resulting from the global credit and liquidity crisis.

For further details of realized gains or losses attributable to the Company’s derivatives transactions and short-sale obligations, refer to the section above “Derivative Securities and Short-Sale Obligations’.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

The Company is responsible for determining the fair value of its investment portfolio by utilizing quoted market prices in active markets for identical securities or other inputs, such as quoted market prices for similar securities that are observable, either directly or indirectly and by employing valuation techniques which make use of current market data. For determining the fair value of its Level 1 investments (approximately 33% of total investment portfolio at fair value), the Company utilizes quoted market prices. The Company’s Level 1 investments include exchange-traded securities in active markets.

The Company’s Level 2 investments (approximately 65% of total investment portfolio at fair value), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes which include observable credit spreads. Also included in Level 2 investments are inactively traded convertible corporate debentures which are valued using a pricing model and include observable inputs such as credit spreads and discount rates in the calculation.

The Company values its Level 3 investments, which are comprised of mortgage-backed securities purchased at deep discounts to par during 2008 (approximately 2% of total investment portfolio at fair value), using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available.

The following table presents the Company’s assets (excluding cash and cash equivalents) measured at fair value on a recurring basis, within the fair value hierarchy, at December 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale fixed income securities	$—	$1,533,334	$—	$1,533,334
Held-for-trading fixed income securities	—	167,605	66,393	233,998
Equity securities	998,582	21,572	—	1,020,154
Derivatives and other invested assets	262,310	164,064	—	426,374
Short-term investments	—	549,937	—	549,937

Total	$1,260,892	$2,436,512	$66,393	$3,763,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The following table provides a summary of changes in fair value of Level 3 financial assets for the year ended December 31, 2008.

Year Ended
December 31,
2008

Balance, beginning of year	$2,500
Purchases, issuances and settlements	68,148
Realized losses included in net income	(4,255)

Balance, end of year	$66,393

Total losses for the period recognized in earnings attributable to the change in unrealized gains or losses relating to assets held at December 31, 2008	$(2,086)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and LAE are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Gross unpaid losses and LAE, beginning of year	$3,178,506	$3,371,549	$3,673,034
Less ceded unpaid losses and LAE	1,197,496	1,355,253	1,682,768

Net unpaid losses and LAE, beginning of year	1,981,010	2,016,296	1,990,266

Losses and LAE incurred related to:
Current year	802,792	816,823	762,241
Prior years	20,075	(63,854)	(96,162)

Total losses and LAE incurred	822,867	752,969	666,079

Losses and LAE paid related to:
Current year	228,298	217,261	158,000
Prior years	272,015	570,994	482,049

Total losses and LAE paid	500,313	788,255	640,049

Net unpaid losses and LAE, end of year	2,303,564	1,981,010	2,016,296
Add ceded unpaid losses and LAE	684,239	1,197,496	1,355,253

Gross unpaid losses and LAE, end of year	$2,987,803	$3,178,506	$3,371,549

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheets follows:

	2008	2007

Ceded unpaid losses and LAE in the table above	$684,239	$1,197,496
Reconciling items:
Reinsurance receivable on paid losses and LAE	18,853	51,797
Unamortized retroactive reinsurance recoverable	265,125	312,000
Loss sensitive cession[1]	—	(21,510)

Reinsurance recoverable on the consolidated balance sheets	$968,217	$1,539,783

[1]	Equals additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

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

For the years ended December 31, 2008, 2007 and 2006, the Company’s calendar loss and LAE ratios were 82.5%, 63.5% and 61.5% , respectively, of which 80.4%, 68.9% and 70.3%, respectively, were attributable to losses occurring in the current accident year and 2.1%, (5.4)% and (8.8)%, respectively, were attributable to adverse (favorable) development of prior years’ losses. The deterioration in the 2008 accident year ratio as compared to 2007 is primarily attributable to the impact of catastrophe losses of $71,500 associated with Hurricanes Gustav and Ike which contributed 7.2 loss ratio points, adverse development in property where there were several large fire losses, adverse development in commercial automobile where the company experienced increased large loss activity and the effects of current unfavorable pricing trends and market conditions. The improvement in the 2007 accident year loss ratio as compared to 2006 was primarily due to lower catastrophe losses, partially offset by the continued adverse effects of price softening in the California workers’ compensation business which the Company has experienced since 2005. In addition, accident year 2006 was also adversely affected by unfavorable loss emergence in property, due to an increased frequency of large fire losses. Refer to Note 14 to the consolidated financial statements for a schedule of the accident year loss and LAE ratios by line of business.

In 2008, the Company recognized $20,075 of adverse prior year loss development (2.1 loss ratio points). Included in the adverse loss development is $75,470 (7.6 loss ratio points) attributable to a loss on commutation of a reinsurance contract and $25,500 (2.6 loss ratio points) attributable to the settlement of an asbestos lawsuit. Excluding these one-time charges, the Company recognized net favorable loss development of $80,895 (8.1 loss ratio points), including $10,172 related to amortization of deferred gains on retroactive reinsurance. The favorable development was primarily in the workers’ compensation and general liability lines of business, attributable to favorable loss emergence in almost all accident years, partially offset by unfavorable ALAE emergence in general liability for both latent and non-latent exposures.

In 2007, the Company recognized net favorable prior year loss development of $63,854 (5.4 loss ratio points) including $13,673 of amortization of deferred gains on retroactive reinsurance. The net favorable development was comprised of favorable development across all major casualty lines as well as commercial multi-peril, with the largest redundancy being recognized in workers’ compensation. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California for older accident years due to favorable claims settlements and continued recognition of favorable development for California in accident years 2004 and 2005 due to the impact of industry reforms. Favorable development for general liability and commercial multi-peril exposures in accident years 2003 through 2006 was due to the selection of faster loss development factors, recognizing decreased loss activity in those years. The favorable development in these lines was partially offset by $54,547 of adverse development of asbestos, environmental and other latent liabilities.

In 2006, the Company recognized net favorable prior year loss development of $96,162 (8.8 loss ratio points) including $12,889 of amortization of deferred gains on retroactive reinsurance. The net favorable development was comprised of favorable development across all major casualty lines with the largest redundancy being recognized in workers’ compensation, principally attributable to favorable results in California in accident years 2004 and 2005, consistent with industry-wide experience. Additionally, favorable development was also experienced in umbrella and other general liability exposures, due in part to favorable settlements of claims in accident years 2000 and prior and in commercial automobile liability for accident years 2005 and prior. The favorable development was partially offset by $33,897 of adverse development of asbestos, environmental and other latent liabilities.

The Company discounts workers’ compensation indemnity reserves using an interest rate of 5%. The amount of related discount was $56,577 and $62,337, at December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of year	$428,139	$443,055	$469,199
Less ceded unpaid losses and ALAE	94,497	94,817	92,418

Net unpaid losses and ALAE, beginning of year	333,642	348,238	376,781
Net losses and ALAE incurred	25,200	24,342	22,700
Less: Net losses and ALAE paid	56,954	38,938	51,243

Net unpaid losses and ALAE, end of year	301,888	333,642	348,238
Add ceded unpaid losses and ALAE	85,336	94,497	94,817

Gross unpaid losses and ALAE, end of year	$387,224	$428,139	$443,055

Net losses incurred for asbestos claims in 2008, 2007 and 2006 were primarily attributable to developments related to one policyholder with whom the Company settled a lawsuit in the first quarter of 2008. Net losses and ALAE paid for 2008 include $22,700 related to this claim.

	Years Ended December 31,
	2008	2007	2006

Environmental
Gross unpaid losses and ALAE, beginning of year	$117,768	$110,636	$111,536
Less ceded unpaid losses and ALAE	32,725	37,103	37,293

Net unpaid losses and ALAE, beginning of year	85,043	73,533	74,243
Net losses and ALAE incurred	9,400	22,185	9,898
Less: Net losses and ALAE paid	15,464	10,675	10,608

Net unpaid losses and ALAE, end of year	78,979	85,043	73,533
Add ceded unpaid losses and ALAE	28,969	32,725	37,103

Gross unpaid losses and ALAE, end of year	$107,948	$117,768	$110,636

The increase in environmental losses incurred in 2007 was attributable to a newly reported large claim, identification of additional policies associated with existing policyholders and a slight increase in the number of sites for policyholders with previously reported claims. 2007 incurred losses also include settlements which secured broader releases on certain active exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes. Changes in the Company’s liability for other latent exposures are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Other Latent
Gross unpaid losses and ALAE, beginning of year	$34,237	$32,463	$36,838
Less ceded unpaid losses and ALAE	10,109	10,705	12,794

Net unpaid losses and ALAE, beginning of year	24,128	21,758	24,044
Net losses and ALAE incurred	1,615	8,020	1,299
Less: Net losses and ALAE paid	5,485	5,650	3,585

Net unpaid losses and ALAE, end of year	20,258	24,128	21,758
Add ceded unpaid losses and ALAE	7,959	10,109	10,705

Gross unpaid losses and ALAE, end of year	$28,217	$34,237	$32,463

The increase in other latent losses incurred in 2007 is due in part to a policyholder with both asbestos and silica claims. In 2007, the exposures for silica were identified as the predominant exposure for this policyholder and the reserves were established in other latent.

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Premiums written:
Direct	$995,905	$1,205,545	$1,202,296
Assumed from other companies, pools and associations	23,664	39,476	149,335
Ceded to other companies, pools and associations	(148,417)	(145,386)	(185,099)

Net premiums written	$871,152	$1,099,635	$1,166,532

Premiums earned:
Direct	$1,114,356	$1,260,828	$1,157,562
Assumed from other companies, pools and associations	24,942	74,292	117,438
Ceded to other companies, pools and associations	(141,270)	(148,976)	(190,977)

Premiums earned	$998,028	$1,186,144	$1,084,023

Crum & Forster’s underwriting results are significantly affected by reinsurance. The net impact of ceded reinsurance transactions for each of the fiscal years 2008, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Earned premiums ceded to reinsurers	$(141,270)	$(148,976)	$(190,970)
Commissions earned on ceded reinsurance premiums	31,307	25,774	30,927
Claims incurred ceded to reinsurers	(44,415)[1]	52,325	54,123
Provision for uncollectible reinsurance	(7,700)	(8,000)	(9,500)

Net impact of ceded reinsurance transactions	$(162,078)	$(78,877)	$(115,420)

[1]	For the year ended December 31, 2008, claims incurred ceded to reinsurers include $75,866 of losses on commutations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The components of the Company’s total reinsurance recoverable are summarized as follows:

	At December 31,
	2008	2007

Reinsurance recoverable on unpaid losses and LAE	$949,364	$1,487,986
Reinsurance receivable on paid losses and LAE	18,853	51,797

Total reinsurance recoverable	$968,217	$1,539,783

The Company actively monitors and evaluates the financial condition of its reinsurers and develops estimates of the uncollectible amounts due from reinsurers. Such estimates are made based on periodic evaluation of balances due from reinsurers, judgments regarding reinsurers’ solvency, known disputes, reporting characteristics of the underlying reinsured business, historical experience, current economic conditions and the state of reinsurer relations in general and with the Crum & Forster companies in particular. Management attempts to mitigate collection risk from reinsurers by obtaining collateral and by entering into reinsurance arrangements only with reinsurers that have strong credit ratings and statutory surplus above certain levels. Reinsurance recoverable on the consolidated balance sheets is stated net of reserves for uncollectible reinsurance of $55,999 and $50,021 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company had reinsurance recoverable of $968,217, due from approximately 290 reinsurers. At such date, the five largest gross reinsurance recoverable balances aggregated $586,866, or approximately 60.6% of the total reinsurance recoverable balance. The reinsurer with the largest gross recoverable balance (an unaffiliated company rated A+ by A.M. Best Company) has provided collateral in an amount of $220,843, which reduces its unsecured exposure to $128,158. The collateral provided is in the form of a funds held balance in the Company’s general account and equal premiums plus interest thereon credited at the rate stipulated in the related reinsurance contract. There is no limitation on the ability of the Company to access these funds in accordance with the related reinsurance agreement. After giving effect to this collateral, the unsecured exposure of the top five reinsurers reduces to $366,023.

Corporate Aggregate Reinsurance

The Company currently purchases, or has in the past purchased, reinsurance to limit its exposure to loss from any one claim or occurrence (“per risk or per occurrence reinsurance”), from aggregate loss experience for an accident year that exceeds an amount the Company is willing to accept and from adverse development of prior years’ loss and loss adjustment expenses (“LAE”) reserves (the latter two types of reinsurance are referred to herein as “corporate aggregate reinsurance”, as distinct from the aforementioned “per risk or per occurrence reinsurance”). The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At December 31, 2008, only one retroactive contract with a remaining limit of $51,000 and one prospective contract with a remaining limit of $96,272 remain in effect.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows ((decrease) increase in indicated component):

	Years Ended December 31,
	2008	2007	2006

Investment Income	$(11,714)	$(16,125)	$(8,427)
Losses and LAE	65,694	(13,673)	(10,289)

(Decrease) increase in income before income taxes	$(77,408)	$(2,452)	$1,862

At December 31, 2008, reinsurance recoverable includes $349,000 related to one retroactive corporate aggregate reinsurance contracts, of which $83,875 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income. At December 31, 2007, reinsurance recoverable includes $396,219 and $388,248 related to prospective and retroactive corporate aggregate reinsurance contracts, respectively, of which $493,9771 had been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income as of December 31, 2007.

A summary of these corporate aggregate reinsurance contracts and the amounts of reinsurance recoverable thereunder follows:

	Years Ended December 31,
	2008	2007

2000 retroactive adverse development contract	$349,000	$369,000
1998 prospective aggregate stop loss contract	—	367,500[2]
2000 accident year prospective aggregate stop loss contract	—	28,719
1998 aggregate stop loss contract amendment	—	19,248

Total	$349,000	$784,467

[1]	The amount for 2007 includes the $389,010 discussed below, $28,719 on the 2000 accident year prospective aggregate stop loss contract and $76,248 of amortization of deferred gains on the retroactive reinsurance contracts.
[2]	Includes $389,010 which has been recognized as a reduction of losses and LAE less $21,510 for additional premiums due on retrospectively rated insurance policies that inure to the benefit of the reinsurer.

Prospective Corporate Aggregate Reinsurance

The effect of prospective corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated component):

	Years Ended December 31,
	2008	2007	2006

Funds held interest charged to investment income	$(1,575)	$(2,348)	$(3,055)
Less: losses and LAE	80,521	—	—

Decrease in income before income taxes	$(82,096)	$(2,348)	$(3,055)

The above activity arises from three prospective contracts of which only one contract covering accident year 2002 remains in effect at December 31, 2008.

The first contract is a stop loss agreement, which the Company entered into in 1998, in connection with the acquisition of the Company by Fairfax. The contract was with an unaffiliated reinsurer and provided coverage of $367,500 in excess of a retention. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The initial premium of $75,000 was paid by the former parent of the Company. There were no premium cessions to the contract in 2008, 2007 and 2006 and reinsurance recoverable on the contract was $367,500 at December 31, 2007. The Company amended the contract in 2001 to provide an additional $19,248 of coverage for a premium of $7,925, which was recorded in 2001. This contract amendment was treated as retroactive reinsurance and was fully utilized. See discussion under retroactive corporate aggregate reinsurance. On June 26, 2008, the Company commuted this stop loss contract and the retroactive amendment to that contract. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

a result of the commutation the Company received cash proceeds of $302,500, of which $287,375 was recorded in prospective corporate aggregate reinsurance activity and $15,125 was recorded in retroactive corporate aggregate reinsurance activity. The Company also recorded a decrease of $386,748 in the reinsurance recoverable balance, of which $367,500 was attributable to the prospective contract and $19,248 was attributable to the retroactive amendment. The financial statement effect of the commutation was a non-cash pre-tax charge of $84,248, offset by the release of the unamortized deferred gain balance of $8,778 (related to the retroactive amendment), resulting in a net charge to incurred losses and LAE of $75,470 on the consolidated statement of income for the year ended December 31, 2008. Of this amount $80,125 has been charged to prospective corporate aggregate reinsurance activity and included in losses and LAE above and $4,655 has been credited to retroactive corporate aggregate reinsurance activity.

The second contract is an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118,493 and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract provided 29 loss ratio points of coverage in excess of a loss and ALAE ratio of 66% for covered losses. The contract was on a funds held basis with interest credited at 7.5%. Premiums and losses ceded pursuant to the contract, all of which were ceded prior to 2006, totaled $76,353 and $118,493, respectively. On March 31, 2008, the Company commuted this contract and in accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $32,348 in consideration of release to the Company of the funds held balance of $31,952 resulting in a commutation loss of $396 which was charged to incurred losses and LAE on the consolidated statement of income for the year ended December 31, 2008.

The third contract, which remains in effect, covers accident years 2000 through 2002 and has an unused limit available of $96,272 in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2008 is 63.2%. No additional premium or funds held interest would be due under this contract upon usage of the remaining limit. Coverage of accident year 2000 has been exhausted and recovered in full and accident year 2001 was commuted. There have been no premium cessions since 2002 and no loss cessions under this contract. The reinsurer under this contract is nSpire, a Fairfax affiliate.

Retroactive Corporate Aggregate Reinsurance

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated component):

	Years Ended December 31,
	2008	2007	2006

Funds held interest charged to investment income	$(10,139)	$(13,777)	$(5,372)
Less: losses and LAE	(14,827)[1]	(13,673)	(10,289)

Increase (decrease) in income before income taxes	$4,688	$(104)	$4,917

[1]	For the year ended December 31, 2008, losses and LAE is comprised of a loss on commutation of $4,123 offset by $8,778 of unamortized deferred income released on commutation as well as $10,172 of recurring deferred income amortization. For the years ended December 31, 2007 and 2006, losses and LAE is comprised of recurring amortization of deferred income only.

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
	2008	2007	2006

Decrease in reinsurance recoverable due from reinsurers	$(20,000)	$(3,577)	$(36,983)
Less: related premiums paid	(8,186)	(1,273)	(33,392)

Decrease in income deferred during the year	(11,814)	(2,304)	(3,591)
Amortization of deferred income	(18,950)	(13,673)	(12,889)

Decrease in deferred income	(30,764)	(15,977)	(16,480)
Deferred income on retroactive reinsurance — beginning of year	152,041	168,018	184,498

Deferred income on retroactive reinsurance — end of year	$121,277	$152,041	$168,018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The above activity arises from two retroactive contracts of which only the 2001 retroactive adverse development contract for $400,000 remains in effect at December 31, 2008. This contract covers substantially all lines of business and provides $400,000 of limit in excess of a retention for accident years 2000 and prior, subject to a $200,000 sublimit on 1998 and prior accident years and an asbestos and environmental sublimit of $100,000. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8,000. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2008, the Company had ceded cumulative losses of $349,000, which is comprised of $(20,000) in 2008, $(3,577) million in 2007, $(4,443) in 2006 and $377,020 prior to 2006 and paid premiums of $143,848, which is comprised of $(8,186) million in 2008, $(1,273) in 2007, $(796) in 2006 and $154,103 prior to 2006, related to this contract. At December 31, 2008 and 2007, the Company had reinsurance recoverable balances of $349,000 and $369,000, respectively, and funds held balances of $220,843 and $218,889, respectively, related to this agreement.

The second contract, which was commuted on June 26, 2008, covered all lines of business and provided $100,000 of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contained sublimits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. Premium for this contract was $32,597, all of which was paid prior to 2006. The contract was on a funds held basis with interest credited at 7%. At December 31, 2007, the Company had no cumulative ceded losses under this contract. The commutation had no impact on the financial statements as the Company had previously reduced the reinsurance recoverable balance by funds held pursuant to the commutation provision contained in the contract.

The premiums for both contracts are included in funds held under reinsurance contracts on the consolidated balance sheets and the reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage are reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $18,950 in 2008, $13,673 in 2007, $12,889 in 2006 and $49,686 prior to 2006. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.

In addition to the two contracts noted above, the Company amended its prospective 1998 aggregate stop loss agreement, discussed above under prospective corporate aggregate reinsurance, to provide an additional $19,248 of coverage for a premium of $7,925, which was recorded in 2001. This contract amendment, which was commuted in 2008, was treated as retroactive reinsurance. Amortization of deferred income on this amendment is included in the amortization amounts previously discussed. The effect of commutation was a loss of $4,123 offset by $8,778 of unamortized deferred income released on commutation which resulted in a net pre-tax credit of $4,655 included in losses and LAE on the consolidated statement of income for the year ended December 31, 2008.

8.	Long-Term Debt

Long-term debt, net of unamortized discount, is comprised as follows:

	December 31,	December 31,
	2008	2007

7 3/4% Senior Notes due 2017	$310,502	$309,036
10 3/8% Senior Notes due 2013	—	4,184

Total	$310,502	$313,220

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

On May 21, 2007, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300,000 aggregate principal amount of 10 3/8% senior notes due June 15, 2013 (the “2013 Notes”). In conjunction with the Tender Offer, the Company entered into a supplemental indenture eliminating substantially all restrictive covenants and certain event of default provisions contained in the indenture under which the 2013 Notes were issued. Pursuant to the Tender Offer, all but $4,270 aggregate principal amount of the 2013 Notes were purchased and cancelled. The Company paid total consideration of approximately $325,700 to purchase the 2013 Notes tendered and, in addition, paid accrued and unpaid interest of approximately $12,100. The purchase of the 2013 Notes was funded with proceeds from the sale of the aforementioned 2017 Notes and available cash on hand. On June 16, 2008, the Company redeemed its entire outstanding $4,270 aggregate principal amount of the 2013 Notes.

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

For the years ended December 31, 2008, 2007 and 2006, total interest expense on the notes was $27,885, $29,850 and $32,986, respectively, including amortization of related deferred financing costs, and, in respect of the 2013 Notes, accretion of the discount. In 2007, the Company also recognized additional costs related to the early retirement of its 2013 Notes of $21,187, which were comprised of premium payments, related fees and expenses and write-off of unamortized deferred financing costs. At December 31, 2008 and 2007, deferred financing costs in conjunction with the issuance of the notes totaled $5,258 and $5,983, respectively, and are included in other assets on the consolidated balance sheet. These deferred financing costs are being amortized to interest expense on a straight-line basis over the duration of the notes.

The fair value of the long-term debt, determined from quoted market prices, was $244,200 and $329,616, respectively, at December 31, 2008 and 2007.

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

9.	Income Taxes

The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Current	$252,666	$8,721	$225,250
Deferred	(164,063)	131,266	(69,094)

Total income tax expense	$88,603	$139,987	$156,156

Income tax expense shown on the consolidated statements of income excludes $(248), $12,546 and $7,087 of deferred income tax (benefit) expense on equity in earnings of investees in 2008, 2007 and 2006, respectively. Total income tax expense in 2008, 2007 and 2006, inclusive of these amounts, was $88,355, $152,533 and $163,243, respectively. Income taxes paid in 2008, 2007 and 2006 were $99,514, $35,024 and $178,063, respectively. Included in accounts payable and other liabilities on the consolidated balance sheets at December 31, 2008 and 2007, respectively, is $165,622 and $13,656 in respect of current income taxes payable.

Deferred income taxes reflect the income tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws and regulations. Total deferred income tax (benefit)/expense in 2008, 2007 and 2006 was $(164,313), $143,814 and $(62,007), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Components of deferred income tax assets and liabilities are summarized as follows:

	At December 31,
	2008	2007

Deferred tax assets:
Investments	$103,025	$—
Unpaid losses and LAE	69,858	52,630
Deferred income on retroactive reinsurance	42,447	53,215
Unearned premiums	26,420	35,301
Employee benefit plans	10,276	18,005
Unrealized net depreciation of investments and currency translation	4,014	—
Other	15,509	15,816

Deferred tax assets	271,549	174,967

Deferred tax liabilities:
Deferred policy acquisition costs	18,447	25,299
Capitalized debt costs	7,231	7,826
Unrealized net appreciation of investments and currency translation	—	23,950
Investments	—	16,173
Other	6,794	8,558

Deferred tax liabilities	32,472	81,806

Total net deferred tax assets	$239,077	$93,161

The increase in the Company’s net deferred tax assets at December 31, 2008 as compared to December 31, 2007 is primarily attributable to deferred taxes associated with realized mark to market losses on investments for which the Company has elected the fair value option, other than temporary impairment charges recognized on certain investments and an increase in unrealized capital losses in the investment portfolio during 2008. Management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded as of December 31, 2008 and 2007.

In 2007, the Company entered into a new tax sharing agreement that provided for the utilization of the company’s net operating losses and will avoid the generation of holding company NOLs going forward, provided the Company’s subsidiaries earn sufficient taxable income to offset holding company losses. Based on projections of estimated future operations, management expects the deferred income tax asset to be recovered from taxable income in future years. Accordingly, no valuation allowance was recorded at December 31, 2008 or 2007. For further details on the Company’s tax sharing arrangements, see Note 2 to the consolidated financial statements.

A reconciliation of income taxes at the statutory federal income tax rate to the Company’s tax expense is presented below:

	Years Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income taxes computed on pre-tax operating income	$147,655	35.0%	$143,454	35.0%	$159,347	35.0%
(Decrease) increase in income taxes resulting from:
Recognition of tax credits associated with the sale of an investment in affiliate	(51,605)	(12.2)	—	—	—	—
Dividends received deduction and tax-exempt income	(7,119)	(1.7)	(3,422)	(0.8)	(3,264)	(0.7)
Other, net	(328)	(0.1)	(45)	—	73	—

Total income tax expense	$88,603	21.0%	$139,987	34.2%	$156,156	34.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

In December 2008, the Company sold its 15.7% investment in Northbridge to an affiliated foreign company, which resulted in tax benefits of approximately $51,605 attributable to the utilization of foreign tax credits.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and its adoption did not have a direct impact on the Company’s results of operations or financial position.

In 2008, the Internal Revenue Service completed its audit of tax years 2003 and 2004, with no major adjustments for the Company. They are presently conducting their audit of tax years 2005 and 2006 in respect of the Fairfax Group companies. There have been no material adjustments proposed under the current audit cycle. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with the statutes of the respective jurisdictions. The Company elects to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The Company did not record any uncertain tax positions, interest or penalties in 2008.

10.	Related Party Transactions

Reinsurance

The Company and its subsidiaries have entered into various reinsurance arrangements with related parties. The approximate amounts by which income, expense, assets and liabilities are increased (decreased) in the consolidated financial statements, with respect to reinsurance assumed and ceded, are summarized as follows:

	At December 31,
	2008	2007	2006

Statements of income:
Net premiums written	$(27,179)	$(17,566)	$92,472
Premiums earned	$(28,503)	$14,876	$56,990
Losses and LAE	$(38,281)	$(2,836)	$31,338
Balance sheets:
Premiums receivable	$(142)	$644	$7,249
Reinsurance recoverable from affiliates	$209,189	$229,591	$254,595
Prepaid reinsurance premiums	$6,903	$8,246	$9,611
Unpaid losses and LAE	$28,402	$54,790	$52,193
Unearned premiums	$73	$92	$33,958
Accounts payable and other liabilities	$2,813	$5,589	$8,779

The decrease in premiums written and earned and losses and LAE assumed in the year ended December 31, 2008, as compared to 2007, was principally due to the Fairmont business, which the Company assumed at the start of 2006. Prior to 2008, the majority of policies underwritten by Fairmont were issued initially by Fairmont and assumed by the Company through a 100% quota share reinsurance agreement. By the end of 2007, substantially all Fairmont business was being written directly by Crum & Forster. For further details on Fairmont, see Note 1 to the consolidated financial statements. For the years ended December 31, 2008 and 2007, the Company assumed premiums of $86 and $18,769, respectively, from Fairmont and had unpaid losses and LAE balances of $22,753 and $48,383 in respect of assumed losses from Fairmont at December 31, 2008 and 2007, respectively.

In the normal course of business, a Fairfax offshore reinsurance affiliate, Wentworth Insurance Company Ltd. (“Wentworth”), participates in reinsurance agreements covering several reinsured lines of business. In 2006 and prior, nSpire, also a Fairfax affiliate, participated in these agreements. For the years ended December 31, 2008 and 2007, the Company ceded premiums of $19,342 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

$18,623, respectively, to Wentworth and had reinsurance recoverable balances of $13,850 and $6,036, respectively, at December 31, 2008 and 2007.

For the years ended December 31, 2008, 2007 and 2006, the Company ceded premiums of $77, $12,461 and $35,515, respectively, to nSpire and had reinsurance recoverable balances of $25,195 and $42,772 at December 31, 2008 and 2007, respectively. Pursuant to the terms of the reinsurance agreements between Wentworth and nSpire and the Company, both Wentworth and nSpire, as foreign reinsurers, are required to collateralize in full reinsurance balances due to the Company. This collateral is comprised of irrevocable trusts in compliance with NAIC regulations. There are no regulatory or other restrictions on payments to the Company from either Wentworth or nSpire.

The Company entered into an aggregate stop loss agreement covering accident years 2000 through 2002. The reinsurer under this contract is nSpire. The 2000 accident year was exhausted in 2000 and recovered in full in 2004. Accident year 2001 was commuted in 2003. Accident year 2002 is subject to a per-term maximum recovery of $96,272 and the Company retains an ultimate net loss of up to 70% of net premiums earned in 2002. Pursuant to the agreement, the Company ceded premiums of $32,091 and $31,398 for accident years 2002 and 2001, respectively. At December 31, 2008 and 2007, no losses were ceded to nSpire under this contract for accident year 2002.

In the normal course of business, Odyssey, an affiliate of Fairfax, may participate on the Company’s reinsurance agreements. Currently, Odyssey participates on the umbrella per risk contract, the workers’ compensation catastrophe treaty and a difference in conditions program. For the years ended December 31, 2008, 2007 and 2006, the Company ceded $5,197, $2,088 and $2,911, respectively, in premiums to Odyssey and had reinsurance recoverable of $9,002 and $10,990 at December 31, 2008 and 2007, respectively, under these reinsurance agreements.

Reinsurance recoverable from TIG, a subsidiary of Fairfax, totaled $120,758 and $133,093 at December 31, 2008 and 2007, respectively. TIG is domiciled in California and cessions to domestic insurance companies do not require collateral to be recognized for statutory reporting purposes. The Company has considered several factors in assessing the collectability of reinsurance recoverable balances from TIG. TIG is a runoff company with a B+ (stable) financial strength rating from A.M. Best, a financial strength rating of BB (negative) from Standard and Poor’s and BB+ (stable) from Fitch, all nationally recognized rating agencies. TIG is a sizable regulated entity with policyholders’ surplus of $673,979 at December 31, 2008 and is subject to periodic independent examination by the California Insurance Department. TIG also had short-term liquidity represented by cash and short-term investments of $474,195 at December 31, 2008. The Company has fifteen years of experience with TIG, during which the balances due from TIG have declined from approximately $267,000 to $120,758 at December 31, 2008, principally through settlement of underlying claims. There are no regulatory or other restrictions on payments to the Company from TIG. A former parent of the Company required the transfer of a number of policies and related assets and liabilities among insurance companies controlled by the former parent, effective through assumption and indemnity reinsurance agreements. The assuming parties were required to seek novation of certain policies. At December 31, 2008 and 2007, amounts recoverable from TIG included $95,240 and $111,201, respectively, related to these policies, which were not novated.

Effective March 1, 1999, the Company entered into a reinsurance agreement with Fairmont Specialty Insurance Company (“Fairmont”, formerly Ranger Insurance Company), an affiliate of Fairfax, covering 100% of policies that are classified as excess liability for public entities and that incept, renew, have an anniversary date or come into effect on or after March 1, 1999. Effective June 30, 2002, this agreement was terminated and a new agreement was signed with TIG covering the same business, at substantially the same terms. The new agreement covers policies written on or after July 1, 2002. The agreement was terminated effective September 1, 2003. At December 31, 2008 and 2007, the Company had reinsurance recoverable of $38,237 and $34,675, respectively, from Fairmont, and $24,134 and $19,881, respectively, from TIG, related to these agreements.

Effective February 1, 2002, the Company entered into an arrangement with TIG whereby the Company issued policies on behalf of TIG totaling $22,923 in gross premiums written. The Company entered into reinsurance agreements under which approximately 30% of the total risk under these policies was ceded to TIG with the remaining 70% ceded to third party reinsurers. This arrangement with TIG was terminated as of June 30, 2002. At December 31, 2008 and 2007, the Company had reinsurance recoverable of $1,384 and $2,011, respectively, from TIG related to this agreement.

Effective January 1, 2001, the Company entered into a reinsurance agreement with Lombard General Insurance Company of Canada (“Lombard”), an affiliate of Fairfax, under which the Company has agreed to reinsure 100% of the surety business of Lombard underwritten by the Company. For the years ended December 31, 2008, 2007 and 2006, the Company assumed $8, $(7) and $98,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

respectively, in premiums from Lombard. At December 31, 2008 and 2007, the Company had $56 and $1,002 in reserves for this assumed business.

Effective January 1, 2006, the Company, in connection with its assumption of the Fairmont business, entered into a reinsurance agreement with Markel Insurance Company of Canada (“Markel”), an affiliate of Fairfax, under which the Company has agreed to provide commercial auto coverage to U.S. or Canadian domiciled companies, for which Markel has written the Canadian auto coverage business, and to cede 100% of the coverage provided by the Company to Markel. During the years ended December 31, 2008, 2007 and 2006, the Company ceded premiums of $2,128, $1,966 and $1,175, respectively, to Markel and had a reinsurance recoverable balance of $1,959 and $1,587, respectively, at December 31, 2008 and December 31, 2007.

Advent Syndicate 780 (“Syndicate 780”), which is managed by Advent, a Fairfax affiliate, is a participant on the Company’s property per risk, property catastrophe and workers’ compensation catastrophe treaties. For the years ended December 31, 2008 and 2007, the Company ceded premiums of $533 and $1,190, respectively, to Syndicate 780 and had reinsurance recoverable balances of $185 and $430, respectively, at December 31, 2008 and 2007, respectively.

Investment Agreements

The Company and its subsidiaries have entered into agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax, for investment management services, and with Fairfax for investment administration services. Pursuant to the agreements, fees, based upon assets under management, totaled $11,150, $7,134 and $17,528 for the years ended December 31, 2008, 2007 and 2006, respectively, and were included as investment expenses in the consolidated statements of income.

Other Agreements

Since 2001, the Company has obtained certain information technology services, including production and operations support and systems development, on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. Charges for these services, including fees recorded for services subcontracted by FITS to other vendors, for the years ended December 31, 2008, 2007 and 2006 were $32,062, $36,500 and $33,125, respectively. Of such fees, $30,056, $30,462 and $29,158 were charged directly to expense for 2008, 2007 and 2006, respectively. The remaining $2,006, $6,038 and $3,967 were software license fees capitalized in 2008, 2007 and 2006, respectively. The Company amortizes such fees over a seven-year or ten-year period beginning on the date the software is placed in service. In 2008, 2007 and 2006, software license amortization of $8,682, $2,863 and $3,287, respectively, was charged to operations, and $15,544 and $22,155 were included in other assets for the years ended December 31, 2008 and 2007, respectively. The increase in the amortization charge for the year in 2008 was attributable to a write-off of previously capitalized software development costs of $6,383.

Under an agreement effective January 1, 2001, FITS is provided certain management and general services by the Company, for which the Company recorded $0, $172 and $139 for the years ended December 31, 2008, 2007 and 2006, respectively.

Under an agreement effective January 1, 2003, the Company receives royalty payments from FITS for the use of software by other clients of FITS that was developed for and funded by the Company. Under this agreement, the Company recorded $186 and $265 for the years ended December 31, 2008 and 2007, respectively. No royalty payments were recorded in 2006.

Under an agreement effective January 1, 2006, the Company provides underwriting, administration, financial and claims services for the business of Fairmont Premier Insurance Company, Fairmont Specialty Insurance Company and Fairmont Insurance Company, affiliates of Fairfax. The fees recorded for such services were $2,398, $3,855 and $13,043 in 2008, 2007 and 2006, respectively. The decrease in fees since 2006 reflects the transition of the Fairmont business to the Company.

Fairfax purchases insurance coverage for itself and on behalf of its subsidiaries, including comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability, employment practices liability, fiduciary liability and special accident insurance. The Company’s share of the expense incurred for this coverage was $842, $1,151 and $1,534 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Under a marketing agreement effective March 1, 2006, the Company receives commissions from MFXChange Ireland Limited (“MFX Ireland”) for the introduction of customers to MFX Ireland. Under this agreement the Company recorded $200 and $291 in the years ended December 31, 2008 and 2007, respectively. No commissions were recorded in 2006.

The Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were $602, $794 and $213 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company receives income from subleases of office space to Fairfax affiliates. Sublease income recorded from affiliates in 2008, 2007 and 2006 amounted to $3, $3 and $235, respectively.

Included in other expense for the years ended December 31, 2008, 2007 and 2006 are incurred charitable contributions of $6,600, $3,986 and $4,571, respectively, related to the Six Four Foundation, a not-for-profit entity affiliated with Fairfax.

Included in accounts payable and other liabilities at December 31, 2008 and 2007 are amounts payable to Fairfax and affiliates of $70 and $692, respectively. The 2007 amount is principally related to FITS fees. Included in other assets at December 31, 2008 and 2007 are amounts receivable from Fairfax and affiliates of $803 and $295, respectively.

Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

11.	Employee Benefits

The Company sponsors a qualified defined contribution plan pursuant to sections 401(k) and 401(a) of the Internal Revenue Code for which all employees are eligible. The Company makes an annual contribution equal to 3% of base salary and a matching contribution equal to one-half of each employee’s contribution up to the first 6% of base salary. Certain employees also have the opportunity to participate in a non-qualified plan that permits contributions that would otherwise be limited by IRS regulations. Total defined contribution plan expense was $5,582, $6,091 and $4,495 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company provides postretirement health care and life insurance benefits to certain retired employees. Medical benefits are provided to employees who were at least age 50 on January 1, 1994, and upon retirement are at least age 55 and have at least 15 years of service. Employees hired before August 1, 1990 are eligible for retiree life insurance coverage based on defined age, service and salary criteria. During the fourth quarter of 2008, the Company announced that effective January 1, 2009, retiree medical benefits for age 65 and older Medicare eligible participants would be provided by individual “Medicare Advantage Plan” insurance policies and participants under age 65 would be covered by a group insurance policy. This change, from self-insurance was treated as a negative plan amendment and reduced the accumulated postretirement benefit obligation by $3,401.

A reconciliation of the changes in the postretirement plans’ benefit obligation, fair value of assets, a statement of the funded status and accrued benefit cost is presented below. The Company uses a December 31 measurement date for the funded status of its postretirement health care and life insurance plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	At December 31,
	2008	2007

Changes in benefit obligation:
Benefit obligation at beginning of year	$9,447	$10,946
Service cost	—	1
Interest cost	459	514
Plan participants’ contributions	1,174	1,105
Plan amendment	(3,401)	—
Actuarial gain	(320)	(1,249)
Benefits paid	(1,778)	(1,870)

Benefit obligation at end of year	$5,581	$9,447

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	604	765
Plan participants’ contributions	1,174	1,105
Benefits paid	(1,778)	(1,870)

Fair value of assets at end of year	$—	$—

Funded status of the plan at end of year	$(5,581)	$(9,447)

Amounts recognized in accumulated other comprehensive income consist of:

	At December 31,
	2008	2007

Net actuarial gain	$4,947	$5,033
Unrecognized prior service cost	1,333	—
Transition obligation	(746)	(3,453)

Total	$5,534	$1,580

	Years Ended December 31,
	2008	2007	2006

Service cost	$—	$1	$1
Interest cost	459	514	591
Amortization of transition obligation	659	817	817
Amortization of prior service cost	(21)	—	—
Recognized net actuarial gain	(406)	(402)	(288)

Net periodic benefit cost	$691	$930	$1,121

The estimated net actuarial gain, prior service credit and transition obligation expense that will be amortized from accumulated other comprehensive income into net benefit costs during 2009 is $(348).

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% and 5.75% at December 31, 2008 and 2007, respectively. For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2008, the health care cost trend rates are assumed to decline gradually from 10.0% in 2009 to 6.0% in 2021 and thereafter for all participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation at December 31, 2008 or the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2008. The Company’s expected contribution to the Plan in 2009 is $594.

At December 31, 2008, the future benefit payments through 2018, net of estimated participant contributions, are expected to be as follows:

Years Ending December 31

2009	$594
2010	$579
2011	$561
2012	$541
2013	$520
2014 -2018	$2,241

The Company has established long term incentive plans for certain employees who hold senior management or officer positions. In 2004 the Company established the Crum & Forster Holdings Corp. Long Term Incentive Plan (“2004 LTIP”). The 2004 LTIP provides for the award of phantom stock, the value of which is based on the book value of the Company, which fully vested on January 1, 2009. 2004 LTIP expense of $1,626, $4,760 and $4,112 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in the consolidated statements of income. In 2007 the Company established the Crum & Forster Holdings Corp. 2007 Long Term Incentive Plan (“2007 LTIP”). The 2007 LTIP provides for cash awards that will fully vest on January 1, 2012. 2007 LTIP expense of $2,550 and $2,500, for the years ended December 31, 2008 and 2007, respectively, is included in the consolidated statements of income. In 2008 the Company established the Crum & Forster Holdings Corp. 2008 Long Term Incentive Plan (“2008 LTIP”). The 2008 LTIP provides for the award of phantom stock, the value of which is based on the book value of the Company, which will fully vest on December 31, 2017. 2008 LTIP expense of $768 is included in the consolidated statement of income for the year ended December 31, 2008.

Certain employees of the Company have been granted shares of restricted common stock of Fairfax under the Fairfax Financial 1999 Restricted Share Plan. The restricted stock vests over periods ranging from five to ten years. Restricted stock expense of $506, $564 and $633 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in the consolidated statements of income.

All employees of the Company are eligible to participate in the Fairfax Financial Holdings Limited Employee Share Ownership Plan (the “Plan”). The Plan provides an opportunity to purchase Fairfax subordinate voting shares through a combination of employee and company contributions. Employees may elect to contribute from 1% to 10% of base salary through regular payroll deductions, and the Company is required to make matching contributions equal to 30% of the employee contributions. In addition, the Company is required to make an annual contribution equal to 20% of employee contributions upon Fairfax and the Company achieving certain financial objectives. The Plan expense of $370 (including $128 for achieving the aforementioned financial objectives), $213 and $165 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in the consolidated statements of income.

12.	Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under non-cancelable operating leases. These include a 20-year lease for the Company’s home office which expires on December 31, 2022 and has minimum lease payments remaining of $43,251. Minimum annual rentals are summarized as follows:

2009	$13,658
2010	11,806
2011	9,167
2012	6,008
2013	5,155
2014 and thereafter	31,165

Total minimum annual rentals	$76,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The amounts above are reduced by space subleased to other companies in the aggregate amount of $11.

Rental expense, before sublease income, under these operating leases was $13,023, $13,178 and $14,318 in 2008, 2007 and 2006, respectively. The Company recognized $83, $163 and $601 in 2008, 2007 and 2006, respectively, from subleases.

The Company has purchased structured settlement annuities from various insurance companies in order to settle certain claim liabilities. Should these other companies become unable to make the annuity payments, the Company would be liable. The value of these annuities included in reinsurance recoverable in the consolidated balance sheets at December 31, 2008 and 2007 was approximately $142,213 and $141,056, respectively. Approximately 83.2% of this balance is due from insurance companies rated A– or better by A.M. Best Company.

The Company had commitments to fund limited partnership investments totaling $12,450 and $4,120 at December 31, 2008 and 2007, respectively. These capital commitments can be called by the partnerships during the commitment period (generally five years or less) to fund working capital needs or the purchase of new investments.

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and is participating in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended interviews conducted by the SEC and the U.S. Attorney’s Office. This inquiry is ongoing and the Company is cooperating fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed. The court set oral argument on appeal for April 20, 2009 in Philadelphia, Pennsylvania. A final ruling is not expected from the Court of Appeals before late 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action

In the ordinary course of their business, Crum & Forster’s subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict judicial and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This trend will be affected by future court decisions and interpretations, as well as changes in applicable legislation and the possible implementation of a proposed federal compensation scheme for asbestos-related injuries. As a result of these uncertainties, additional liabilities may arise for amounts in excess of current reserves for asbestos, environmental and other latent exposures. These additional amounts, or a range of these additional amounts, cannot currently be reasonably estimated. As a result of these claims, management continually reviews required reserves and reinsurance recoverable. In each of these areas of exposure, the Company litigates individual cases when appropriate and endeavors to settle other claims on favorable terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

13.	Dividend Restrictions, Statutory Information and Capitalization

The Company’s insurance subsidiaries are subject to state regulatory restrictions that limit the maximum amount of dividends they can pay to the Company. These regulations vary by state. The restrictions are generally based on the net income, investment income and policyholders’ surplus of each insurance company, and further provide that the payment of dividends must be from the earned policyholders’ surplus of the insurance company. Any payment of dividends above the regulatory limits is considered “extraordinary” and is subject to the approval of the Insurance Commissioner in the state of domicile.

The Company’s insurance subsidiaries are domiciled in the states of Delaware, New Jersey, New York and Arizona. The principal insurance subsidiaries are US Fire and North River. In October 2008, US Fire received approval from the Delaware Department of Insurance (DOI) to pay a dividend of $350,000 to the Company and after the payment of this dividend, US Fire’s dividend payments to the Company in 2009 will require prior approval by the DOI to the extent any such payment, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of US Fire’s statutory surplus at December 31, 2008 and net income not including realized capital gains for the calendar year preceding the date of dividends.

The maximum dividend that could be paid by the insurance subsidiaries to the Company before October 23, 2009, without prior regulatory approval, is $46,733. This capacity increases to $141,061 after October 23, 2009, when US Fire’s capacity increases to $94,328, provided it has not paid any extraordinary dividends prior to that date.

The combined statutory basis net income and policyholders’ surplus of Crum & Forster’s insurance subsidiaries are presented below:

	Years Ended December 31,
	2008	2007	2006

Net income	$484,003	$191,699	$253,324
Policyholders’ surplus	$1,410,612	$1,639,751	$1,406,822

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

The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

General liability	$194,266	$228,973	$227,740
Workers’ compensation	218,414	257,971	278,761
Commercial automobile	187,206	210,490	203,862
Property	172,677	273,306	246,255
Commercial multi-peril	79,938	80,511	61,885
Accident and health	117,653	103,910	43,875
Other	27,874	30,983	21,645

Total premiums earned	$998,028	$1,186,144	$1,084,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The losses and LAE and losses and LAE ratios of the Company’s lines of business, as estimated at the respective year-end, are summarized as follows:

	Years Ended December 31,
	2008		2007		2006
Accident year loss and LAE ratios:	Amount	Ratio	Amount	Ratio	Amount	Ratio

General liability	$134,998	69.5%	$152,556	66.6%	$150,810	66.2%
Workers’ compensation	168,171	77.0%	196,816	76.3%	200,242	71.8%
Commercial automobile	145,615	77.8%	144,308	68.6%	147,116	72.2%
Property	212,272	122.9%	186,379	68.2%	187,773	76.3%
Commercial multi-peril	45,986	57.5%	51,736	64.3%	36,785	59.4%
Accident and health	83,279	70.8%	72,068	69.4%	29,262	66.7%
Other	12,471	44.7%	12,960	41.8%	10,253	47.4%

Total accident year losses and LAE	802,792	80.4%	816,823	68.9%	762,241	70.3%

Prior years’ loss development	20,075	2.1	(63,854)	(5.4)	(96,162)	(8.8)
Calendar year losses and LAE	$822,867	82.5%	$752,969	63.5%	$666,079	61.5%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business. For additional information on current accident year losses and prior years’ development, see Note 5 to the consolidated financial statements.

15.	Accounting Adjustments in Respect of Certain Investments Related to Prior Periods

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

Management evaluated the financial impact of these accounting adjustments in accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which considers the effect of misstatements from both a balance sheet and income statement perspective, and concluded that the effect both individually and in the aggregate was not material to any prior period consolidated financial statements and accordingly, prior period consolidated financial statements were not restated. The Company recorded cumulative adjustments in the second and third quarters. The net effect of the adjustments recorded in the third quarter was a charge to investment income for the three months ended September 30, 2006 of $6,962 pre-tax ($4,525 after-tax). The net effect of the adjustments recorded in the second quarter was a charge to net income for the three months ended June 30, 2006 of $5,678 pre-tax ($3,691 after-tax). Of the $5,678 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 ($2,297 after-tax) was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $2,111 was recorded as an increase to investment income on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The cumulative charge to net income in the year ended December 31, 2006 was $3,089 pre-tax ($2,008 after-tax) for these adjustments. Of the $3,089 pre-tax charge, $4,255 was recorded as a charge to realized investment gains, $3,534 was recorded as a charge to equity in earnings of investees (including $456 of previously waived immaterial adjustments) and $4,700 was recorded as an increase to investment income on the consolidated statements of income. Additionally, the Company recorded a $7,369 increase to accumulated other comprehensive income, net of tax, which together with the aforementioned $2,008 charge to net income, resulted in a $5,361 increase in shareholder’s equity.

16.	Quarterly Financial Data

The Company’s quarterly financial data is summarized in the table below. This quarterly financial data is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made.

	Three Months Ended
	(Unaudited)
	December 31,		September 30,		June 30,		March 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Premiums earned	$230,358	$292,241	$232,978	$293,375	$262,882	$306,821	$271,810	$293,707
Investment income[1,2]	$10,583	$42,121	$14,706	$49,759	$31,248	$45,256	$15,129	$42,128
Realized investment gains and losses[3]	$204,533	$160,458	162,369	$70,220	$9,709	$(11,067)	$155,268	$14,474
Losses and LAE[4]	$156,005	$165,351	$211,506	$192,468	$245,746	$201,690	$209,610	$193,460
Net income (loss)	$189,253	$148,767	$69,728	$82,857	$(19,576)	$18,705	$93,401	$42,853
Combined ratio	99.0%	86.2%	126.9%	95.1%	125.2%	92.6%	106.9%	94.7%

[1]	Investment income includes pre-tax equity in earnings of investees.
[2]	The decrease in investment income in the fourth quarter of 2008 as compared to the fourth quarter of 2007 was primarily attributable to substantially lower earnings from investments at equity.
[3]	The increase in realized investment gains in the fourth quarter of 2008 as compared to the fourth quarter of 2007 and the third quarter of 2008 was primarily attributable to higher realized gains on total return swaps and credit default swaps.
[4]	The decrease in losses and LAE in the fourth quarter of 2008 as compared to the third quarter of 2008 is primarily attributable to catastrophe losses of $71.5 million associated with Hurricanes Gustav and Ike incurred in the third quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

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

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s directors and executive officers are as follows:

Name	Age	Position

V. Prem Watsa	58	Chairman
Douglas M. Libby	57	President and Chief Executive Officer
Mary Jane Robertson	55	Executive Vice President, Chief Financial Officer and Treasurer
Alan D. Horn[1,3]	57	Director
Anthony F. Griffiths[1,2]	78	Director
Robert J. Gunn[1]	63	Director
Bradley P. Martin	49	Director

[1]	Audit committee and compensation committee member.

[2]	Chairman of the compensation committee.

[3]	Chairman of the audit committee.

V. Prem Watsa has served as the Company’s Chairman since March 7, 2002 and served as its Chief Executive Officer from May 20, 2003 to March 31, 2004. Mr. Watsa has served as Chairman and Chief Executive Officer of Fairfax since 1985 and as Vice President of Hamblin Watsa Investment Counsel Ltd. since 1985. He formerly served as Vice President of GW Asset Management from 1983 to 1984 and Vice President of Confederation Life Investment Counsel from 1974 to 1983. Mr. Watsa has served as Chairman of Odyssey Re Holdings Corp. (“Odyssey”) since March 2001 and Northbridge Financial Corporation (“Northbridge”) since April 2003.

Douglas M. Libby has served as the Chairman and Chief Executive Officer of the Company’s principal insurance subsidiaries since January 1, 2008 and as President and Chief Executive Officer of the Company since March 8, 2008. Mr. Libby joined the Company’s subsidiary, Seneca Insurance Company, Inc., in 1989 and has served as its Chairman, President and Chief Executive Officer since 1997.

Mary Jane Robertson has served as the Company’s Executive Vice President and Chief Financial Officer since March 7, 2002 and as its Treasurer since May 20, 2003. Ms. Robertson has served as Executive Vice President, Treasurer and a director of the Company’s principal insurance subsidiaries since 1999.

Alan D. Horn has served as a member of the Company’s board of directors since April 16, 2008 and is chairman of the audit committee and a member of the compensation committee. Mr. Horn is a chartered accountant and has been Chairman of Rogers Communications Inc., and President and Chief Executive Officer of Rogers Telecommunications Limited since March, 2006. From 1996 to 2006 Mr. Horn served as Vice President, Finance and Chief Financial Officer of Rogers Communications Inc. From 1990 to 1996, Mr. Horn served as President and Chief Operating Officer of Rogers Telecommunications Limited. He is currently a director of Fairfax and the chairman of its audit committee as well as a director of March Networks Corporation and CCL Industries Inc.

Anthony F. Griffiths has served as a member of the Company’s board of directors since March 6, 2002. Since 1993, Mr. Griffiths has been an independent business consultant and corporate director. He is currently a director of Fairfax and several of its subsidiaries, including Odyssey. Mr. Griffiths is also a director of PreMD Inc., Jaguar Mining Inc., Vitran Corporation Inc., Novadaq Technologies Inc., Gedex Inc., and Russel Metals Inc. Mr. Griffiths is a director and serves on the audit committees of Fairfax and several of its subsidiaries, including Odyssey, and Jaguar Mining Inc.

Robert J. Gunn has served as a member of the Company’s board of directors since March 30, 2008. Mr. Gunn is currently an independent business consultant and corporate director. Since 2004, Mr. Gunn has been Vice Chairman of the board of directors and a member of the audit committee of Northbridge. Mr. Gunn previously served as the Chief Executive Officer and Chief Operating Officer of Royal & SunAlliance PLC, in London, England, from 2002 to 2003 and 2001 to 2002, respectively. He also served as Group Director, Americas, of Royal & SunAlliance, from 1998-2001. From 1990 to 2001, Mr. Gunn held the positions of President and Chief Executive Officer at Royal & SunAlliance Canada. He is currently a director and member of the audit committees of Fairfax, BCX Split Corp., Energy Split Corp. Inc. and Energy Split Corp. II Inc.

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

Corporate Governance

Messrs. Horn, Griffiths and Gunn are independent as independence is defined in the listing standards of the New York Stock Exchange.

Audit Committee and Audit Committee Financial Expert

The Company’s board of directors has established an audit committee composed of Messrs. Horn, Griffiths and Gunn. The audit committee’s primary responsibilities include: engaging independent accountants; consulting with management on the hiring of the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing the Company’s systems of controls and policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.

All of the members of the audit committee are independent as independence is defined in the listing standards of the New York Stock Exchange. In addition, the board of directors has determined that Mr. Horn, chairman of the audit committee, is qualified as an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Compensation Committee

The Company’s board of directors has established a compensation committee comprised of Messrs. Horn, Griffiths and Gunn, all of whom are independent of the Company’s management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as committee members. The compensation committee’s primary responsibilities include administering, reviewing and making recommendations to the Company’s board of directors regarding compensation of the Company’s executive officers and ensuring that the executives’ performance meets corporate, financial and strategic objectives.

Compensation of Directors

Messrs. Horn, Griffiths and Gunn are compensated annually in the amount of $15,000, plus $750 per board meeting attended and their reasonable expenses of each attendance. In addition, Messrs. Horn, Griffiths and Gunn serve on Crum & Forster’s audit and compensation committees and receive $750 per committee meeting attended if held separately from a board meeting.

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

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instruction I(2)(c) to Form 10-K. Information regarding related party transactions is provided in Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal accountants are PricewaterhouseCoopers LLP (“PwC”). Aggregate fees billed and services provided are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2008	2007

Audit fees	$1,385.0	$1,470.5
Audit-related fees	664.0	993.0
Tax fees	14.3	9.5
All other fees	2.5	1.7

Total fees billed by principal accountants	$2,065.8	$2,474.7

Audit Fees

Audit fees incurred for the years ended December 31, 2008 and 2007 consisted of fees for professional services rendered by PwC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees incurred for the year ended December 31, 2008 consisted of fees for professional services rendered by PwC for review of management’s assessment of internal control over financial reporting. Audit-related fees incurred for the year ended December 31, 2007 consisted primarily of fees for professional services rendered by PwC for review of management’s assessment of internal control over financial reporting, fees for services associated with the refinancing of the Company’s 10 3/8% senior notes and related registration statement and services related to SEC matters. Management’s assessment of internal control over financial reporting was performed in support of Fairfax’s certification under Section 404 of the Sarbanes-Oxley Act of 2002.

Tax Fees

Tax fees incurred for the years ended December 31, 2008 and 2007 consisted of fees for professional services rendered by PwC for the review of tax returns.

All Other Fees

All other fees incurred for the years ended December 31, 2008 and 2007 were in respect of fees for online accounting database subscription services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

See index to financial statements and related financial statement schedules on page 129.

Exhibits

Exhibit
Number	Exhibit	Location*

3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.1	Indenture between the Company and the Bank of New York dated as of May 7, 2007	Exhibit 4.2 to the form 8-K of the Company filed on May 10, 2007.
10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Exhibit 10.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Exhibit 10.3 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Exhibit 10.6 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.11	Intentionally left blank
10.12	Tax Allocation Agreement between Fairfax Inc. and the Company effective as of June 5, 2003	Exhibit 10.12 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.14	Tax Allocation Agreement among the Company, Fairfax Inc., Odyssey Re Holdings Corp., RiverStone Group, LLC and TIG Holdings, Inc. effective as of January 1, 2000	Exhibit 10.14 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.17	Addendum to the Tax Sharing Agreement between Fairfax Inc. and Crum & Forster Holding Inc., effective as of January 1, 2005.	Exhibit 10.17 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.25	Intentionally left blank
10.27	Intentionally left blank

Exhibit
Number	Exhibit	Location*

10.28	Intentionally left blank
10.30	Blended Aggregate Stop Loss Reinsurance Agreement between the Company and ORC Re Limited effective as of January 1, 2000	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.36	Addendum to the Tax Sharing Agreement between Fairfax Inc. and the Company effective as of January 1, 2005	Exhibit 10.36 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.37	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2005	Exhibit 10.37 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.38	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2005	Exhibit 10.38 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.40	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 1, 2005	Exhibit 10.40 to the Form 10-Q of the Company for the period ended March 31, 2007, filed on May 3, 2007.
10.41	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance Company effective as of January 1, 2005	Exhibit 10.41 to the Form 10-Q of the Company for the period ended March 31, 2007, filed on May 3, 2007.
10.42	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and US Fire Company effective as of April 1, 2007	Exhibit 10.42 to the Form 10-Q of the Company for the period ended June 30, 2007, filed on August 3, 2007.
10.43	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of April 1, 2007	Exhibit 10.43 to the Form 10-Q of the Company for the period ended June 30, 2007, filed on August 3, 2007.
10.45	Fairfax Inc. and Crum & Forster Holdings Corp. Inter-Company Tax Allocation Agreement effective as of January 1, 2007	Exhibit 10.45 to the Form 10-Q of the Company for the period ended September 30, 2007, filed on November 1, 2007.
10.46	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2005.	Filed herewith.
12.1	Statement Regarding Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges	Filed herewith.
14.1	Code of Ethics for Senior Financial Officers	Exhibit 14.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
24.1	Power of Attorney	Included on the signature page hereof.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*	Exhibits not filed herewith are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

By:
/s/  Douglas M. Libby
Douglas M. Libby
President and Chief Executive Officer
Date: February 27, 2009

By:
/s/  Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer and Treasurer
Date: February 27, 2009

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Douglas M. Libby and Mary Jane Robertson, and each of them separately, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this annual report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ V. Prem Watsa V. Prem Watsa	Chairman of the Board	February 27, 2009

By: /s/ Douglas M. Libby Douglas M. Libby	President and Chief Executive Officer	February 27, 2009

By: /s/ Mary Jane Robertson Mary Jane Robertson	Executive Vice President, Chief Financial Officer and Treasurer	February 27, 2009

By: /s/ Anthony F. Griffiths Anthony F. Griffiths	Director	February 27, 2009

By: /s/ Robert J. Gunn Robert J. Gunn	Director	February 27, 2009

By: /s/ Bradley P. Martin Bradley P. Martin	Director	February 27, 2009

By: /s/ Alan D. Horn Alan D. Horn	Director	February 27, 2009

INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES

Page
Number

Consolidated Financial Statements	75
Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	130
Schedule I — Summary of Investments Other Than Investments in Related Parties	131
Schedule II — Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2008 and 2007 (Parent Company Only)	132
Schedule II — Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2008, 2007 and 2006 (Parent Company Only)	133
Schedule II — Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2008, 2007 and 2006 (Parent Company Only)	134
Schedule II — Notes to Condensed Financial Statements	135
Schedule III — Supplementary Insurance Information	*
Schedule IV — Reinsurance	*
Schedule V — Valuation and Qualifying Accounts	136
Schedule VI — Supplementary Insurance Information	*

*	Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholder of Crum & Forster Holdings Corp. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2009 appearing in this 2008 annual report on Form 10-K of Crum & Forster Holdings Corp. and subsidiaries also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
February 27, 2009

SCHEDULE I

CRUM & FORSTER HOLDINGS CORP.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(Dollars in thousands)

	At December 31, 2008
	Cost or	Estimated	Amount at which
	Amortized	Fair	Shown in the
	Cost	Value	Balance Sheet[1]

Fixed income securities:
Available-for-sale:
United States government and government agencies and authorities	$136,551	$169,430	$169,430
States, municipalities and political subdivisions	1,279,232	1,315,465	1,315,465
Other	50,331	48,439	48,439

Total fixed income securities available-for-sale	1,466,114	1,533,334	1,533,334
Fixed income securities, held-for-trading:	233,998	233,998	233,998

Total fixed income securities	1,700,112	1,767,332	1,767,332

Equity securities — common stocks	1,073,248	989,866	989,866
Investments at equity	25,508	25,508	25,508
Derivatives and other invested assets	151,709	152,457	152,457
Short term investments	549,937	549,937	549,937

Total investments	$3,500,514	$3,485,100	$3,485,100

[1]	Excludes investments in related parties at fair value of $382,656 at December 31, 2008.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$3,123	$2,561
Short-term investments at cost, which approximates fair value	5,289	9,652
Investments in and advances to/from consolidated subsidiaries	1,485,189	1,617,566
Current income taxes	3,607	2,140
Accrued investment income	1	34
Other assets	5,259	5,984

Total assets	$1,502,468	$1,637,937

LIABILITIES
Accounts payable and other liabilities	$19,612	$14,882
Deferred income taxes	5,922	16,376
Long-term debt	310,502	313,220

Total liabilities	336,036	344,478

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	(7,455)	44,479
Retained earnings	432,894	507,987

Total shareholder’s equity	1,166,432	1,293,459

Total liabilities and shareholder’s equity	$1,502,468	$1,637,937

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

REVENUES
Equity in earnings of subsidiaries	$357,610	$326,962	$337,879
Investment income	310	1,592	702
Realized investment gains	—	8,612	1,667

Total revenues	357,920	337,166	340,248

EXPENSES
Interest expense	27,885	29,850	32,986
Costs related to early retirement of debt	392	21,187	—
Other expense, net	10,199	11,135	8,762

Total expenses	38,476	62,172	41,748

Income before income taxes	319,444	274,994	298,500
Income tax benefit	(13,362)	(18,188)	(13,783)

NET INCOME	$332,806	$293,182	$312,283

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)

CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES
Net income	$332,806	$293,182	$312,283
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries, net of dividends and other payments to/receipts from subsidiaries[1]	(5,108)	(213,135)	(208,978)
Realized investment (gains) losses	—	(8,612)	(1,667)
Amortization and accretion	2,108	1,958	1,861
Deferred income tax expense (benefit)	—	66,321	(13,783)
Other non-cash net income adjustments	170	8,259	—
Changes in:
Other assets	1,495	(2,129)	(192)
Accounts payable and other liabilities	4,200	(32,211)	2,351

Net cash provided by operating activities	335,671	113,633	91,875

INVESTING ACTIVITIES
Purchases of short-term investments	(30,701)	(9,652)	—
Proceeds from sales of short-term investments	35,064	—	—
Purchases of other invested assets	—	(13,143)	(1,900)
Proceeds from sales of other invested assets	—	28,510	—

Net cash provided by (used in) investing activities	4,363	5,715	(1,900)

FINANCING ACTIVITIES
Repayment of 10 3/8% long-term debt	(4,270)	(295,730)	—
Issuance of 7 3/4% long-term debt	—	330,000	—
New debt issuance costs	—	(23,912)	—
Dividends paid to shareholder	(335,202)	(128,825)	(90,000)

Net cash used in financing activities	(339,472)	(118,467)	(90,000)
Net change in cash and cash equivalents	562	881	(25)
Cash and cash equivalents, beginning of year	2,561	1,680	1,705

Cash and cash equivalents, end of year	$3,123	$2,561	$1,680

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,797	$24,907	$31,125

Cash refund received for income taxes	$(13,994)	$(40,487)	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
In-kind dividend payment to parent in the form of fixed income securities	$158,798	$—	$—

Note received from parent in partial settlement of the Company’s tax net operating losses	$—	$41,882	$—

Note received from parent in settlement of the sale of a common stock investment	$—	$12,993	$—

In-kind dividend payment to parent representing cancellation of the aforementioned notes received from parent in 2007	$—	$54,875	$—

[1]	Includes cash dividends received from subsidiaries of $352,502, $129,195 and $127,000 in 2008, 2007 and 2006.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS OF CRUM & FORSTER HOLDINGS CORP.
(Dollars in thousands)

1.	The accompanying condensed financial statements should be read in conjunction with the notes to consolidated financial statements of Crum & Forster Holdings Corp. and subsidiaries included in “Item 8. Financial Statements and Supplementary Data”.

2.	The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. In 2008, the insurance subsidiaries paid dividends totaling $511,300 to the Company, including an extraordinary dividend of $350,000, for which the Company received prior regulatory approval. The maximum dividend that could be paid by the insurance subsidiaries to the Company before October 23, 2009, without prior regulatory approval, is $46,733. This capacity increases to $141,061 after October 23, 2009, when US Fire’s capacity increases to $94,328, provided it has not paid any extraordinary dividends prior to that date.

SCHEDULE V

CRUM & FORSTER HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

			Charges
		Balance at	to Costs		Charged to		Balance at
		Beginning of	and		Other		End of
Year	Description	Year	Expenses		Accounts	Deductions	Year

2007	Reserve for uncollectible premiums	$25,331	—		(1,000)[1]	(1,796)[2]	$22,535
2006	Reserve for uncollectible premiums	$24,437	—		2,347 [1]	(1,453)[2]	$25,331
2008	Reserve for uncollectible reinsurance	$50,021	7,700	[3]	—	(1,722)[4]	$55,999
2007	Reserve for uncollectible reinsurance	$42,777	8,000	[3]	—	(756)[4]	$50,021
2006	Reserve for uncollectible reinsurance	$34,441	9,500	[3]	—	(1,164)[4]	$42,777
2008	Reserve for uncollectible loss deductibles	$12,780	(4,192)[5]		—	—	$8,588
2007	Reserve for uncollectible loss deductibles	$8,811	4,008	[5]	—	(39)[6]	$12,780
2006	Reserve for uncollectible loss deductibles	$10,003	(1,192)[5]		—	—	$8,811

[1]	Represents (decreases) increases to the reserve for uncollectible premiums charged against premiums earned.
[2]	Represents uncollectible premiums written off to the reserve.
[3]	Represents increases to the reserve for uncollectible reinsurance charged to losses and LAE.
[4]	Represents uncollectible reinsurance recoverable balances written off to the reserve.
[5]	Represents increases (decreases) to the reserve for uncollectible loss deductibles charged to losses and LAE.
[6]	Represents uncollectible loss deductibles written off to the reserve.