Form 10-Q
period 2009-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2009-04-30
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009	Commission File Number: 333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)

305 Madison Avenue, Morristown, New Jersey 07962
(Address of principal executive office)

(973) 490-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2009
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $1,402,958 and $1,466,114 in 2009 and 2008, respectively)	$1,515,997	$1,533,334
Fixed income securities, held-for-trading, at fair value	300,084	233,998
Equity securities, at fair value (cost of $1,231,087 and $1,106,098 in 2009 and 2008, respectively)	987,660	1,020,154
Investments at equity	107,460	117,586
Derivatives and other invested assets, at fair value	264,222	412,747
Short-term investments, at fair value	56,798	549,937

Total investments	3,232,221	3,867,756
Cash and cash equivalents	306,158	159,862
Assets pledged for derivatives	—	4,416
Accrued investment income	35,836	29,378
Premiums receivable	174,360	182,158
Reinsurance recoverable	741,570	759,028
Reinsurance recoverable from affiliates	205,658	209,189
Prepaid reinsurance premiums	30,156	28,995
Deferred income taxes	340,700	239,077
Deferred policy acquisition costs	48,806	52,705
Other assets	66,892	66,316

Total assets	$5,182,357	$5,598,880

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,871,026	$2,987,803
Unearned premiums	340,363	366,362
Funds held under reinsurance contracts	231,874	228,835
Accounts payable and other liabilities	252,394	417,669
Deferred income on retroactive reinsurance	117,556	121,277
Long-term debt	310,889	310,502

Total liabilities	4,124,102	4,432,448

Commitments and contingencies (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive loss, net of tax	(84,685)	(7,455)
Retained earnings	401,947	432,894

Total shareholder’s equity	1,058,255	1,166,432

Total liabilities and shareholder’s equity	$5,182,357	$5,598,880

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

REVENUES
Premiums earned	$207,430	$271,810
Investment income	35,270	15,841
Realized investment (losses) gains	(91,071)	155,268

Total revenues	151,629	442,919

EXPENSES
Losses and loss adjustment expenses	135,850	209,610
Policy acquisition costs	29,555	38,449
Other underwriting expenses	37,882	42,608
Interest expense	6,939	7,020
Other expense	797	2,142

Total expenses	211,023	299,829

(Loss) income before income taxes and equity in earnings of investees	(59,394)	143,090
Income tax (benefit) expense	(28,367)	49,226

(Loss) income before equity in earnings of investees	(31,027)	93,864
Equity in earnings (losses) of investees, net of tax	80	(463)

NET (LOSS) INCOME	$(30,947)	$93,401

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of period	(7,455)	44,479
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	—	(29,897)

Balance, beginning of period, after cumulative effect of adjustments	(7,455)	14,582
Unrealized investment losses, net of transfers to realized investment gains and losses	(77,310)	(8,917)
Foreign currency translation	137	205
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	(57)	76

Balance, end of period	(84,685)	5,946

RETAINED EARNINGS
Balance, beginning of period	432,894	507,987
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	—	86,101

Balance, beginning of period, after cumulative effect of adjustments	432,894	594,088
Net (loss) income	(30,947)	93,401
Dividends to shareholder	—	(80,000)

Balance, end of period	401,947	607,489

TOTAL SHAREHOLDER’S EQUITY	$1,058,255	$1,354,428

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

NET (LOSS) INCOME	$(30,947)	$93,401

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(118,938)	(13,718)
Foreign currency translation	211	315
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	(87)	118

Other comprehensive loss for the period, before tax	(118,814)	(13,285)

Deferred income tax benefit for the period:
Deferred income tax benefit from unrealized investment losses	41,628	4,801
Deferred income tax expense from foreign currency translation	(74)	(110)
Deferred income tax benefit (expense) from amortization of actuarial gain and transition obligation included in net periodic benefit costs	30	(42)

Total deferred income tax benefit for the period	41,584	4,649

Other comprehensive loss for the period, net of tax	(77,230)	(8,636)

COMPREHENSIVE (LOSS) INCOME	$(108,177)	$84,765

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(30,947)	$93,401
Adjustments to reconcile net income to net cash from operating activities:
(Accretion of discount) amortization of premium on fixed income securities	(2,491)	436
Realized investment losses (gains)	91,071	(155,268)
Losses of equity method investees, net of dividends	—	831
(Earnings) losses of investment companies and similar equity method investees	(804)	13,680
Depreciation and amortization	1,546	864
Deferred income tax (benefit) expense	(60,037)	4,727
Other non-cash net income adjustments	2,429	3,881
Changes in:
Accrued investment income	(7,319)	14,887
Premiums receivable	7,423	415
Reinsurance recoverable	18,253	42,741
Prepaid reinsurance premiums	(1,161)	(1,977)
Deferred policy acquisition costs	3,899	3,392
Other assets	1,716	17,344
Unpaid losses and loss adjustment expenses	(116,777)	(5,633)
Unearned premiums	(25,999)	(25,180)
Accounts payable and other liabilities	(88,041)	15,879

Net cash (used in) provided by operating activities	(207,239)	24,420

INVESTING ACTIVITIES
Purchases of fixed income securities, available-for-sale	(182,481)	(98,597)
Proceeds from sales of fixed income securities, available-for-sale	151,463	194,093
Proceeds from maturities of fixed income securities, available-for-sale	48,300	550
Purchases of fixed income securities, held-for-trading	(89,731)	—
Proceeds from sales of fixed income securities, held-for-trading	15,873	—
Purchases of equity securities	(212,687)	(82,326)
Proceeds from sales of equity securities	38,288	—
Net sales (purchases) of investments at equity	5,458	(40)
Purchases of derivatives and other invested assets	(799)	(4,548)
Proceeds from sales of derivatives and other invested assets	106,262	139,127
Purchases of short-term investments	(104,167)	(435,285)
Proceeds from sales of short-term investments	574,172	352,422
Net change in obligation to return short-sale obligations	—	(1,611)
Net change in cash and cash equivalents held as collateral	4,416	14,143
Net settlement of futures contracts	(343)	—
Purchases of fixed assets	(489)	(363)

Net cash provided by investing activities	353,535	77,565

FINANCING ACTIVITIES
Dividends to shareholder	—	(80,000)

Net cash used in financing activities	—	(80,000)

Net change in cash and cash equivalents	146,296	21,985
Cash and cash equivalents, beginning of period	159,862	147,506

Cash and cash equivalents, end of period	$306,158	$169,491

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—

Cash paid to parent for income taxes	$108,785	$12,557

SUPPLEMENTAL NON-CASH OPERATING AND INVESTING ACTIVITIES
Fixed income securities transferred to parent as payment for income taxes	$54,008	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

1.	Organization and Basis of Presentation

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009.

The interim financial data at March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring items that are necessary for a fair presentation of the Company’s results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current year’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Financial Staff Positions (“FSP’s) that are intended to provide additional guidance for interim fair value disclosures, fair value measurements and other than temporary impairment charges as follows:

(i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance on estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly.

(ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, which amends the other than temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other than temporary impairments for equity securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

(iii) FSP FAS 107-1 and APB 28-1, Interim disclosures about Fair Value Measurement, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. The FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe changes in methods and significant assumptions, if any, during the period.

All three FSP’s are effective for interim and annual reporting periods ending after June 15, 2009, with earlier adoption permitted after March 15, 2009. However, FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 must be adopted concurrently. The Company plans to adopt these three FSP’s in the second quarter of 2009 and is currently evaluating the impact of adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 on its results of operations and financial position. Adoption of FSP FAS 107-1 and APB 28-1 will not affect the Company’s financial position or results of operations since it requires only additional disclosures about fair values of financial instruments.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective January 1, 2009, which did not affect the Company’s financial position or results of operations and did not result in any material changes to its disclosures of derivative securities and hedging activities.

3.	Investments

The aggregate carrying value of the Company’s investment portfolio was $3,538,379 and $4,032,034 at March 31, 2009 and December 31, 2008, respectively, and is comprised of available-for-sale securities, held-for-trading securities, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives.

Available-For-Sale Securities

Investments in available-for-sale fixed income and equity securities are summarized below:

	At March 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
United States government and government agencies and authorities	$81,479	$21,309	$—	$102,788
States, municipalities and political subdivisions	1,143,013	90,424	4,531	1,228,906
Other corporate	178,466	7,452	1,615	184,303

Total fixed income securities	1,402,958	119,185	6,146	1,515,997
Equity securities — common stocks	1,231,087	12,127	255,554	987,660

Total available-for-sale securities	$2,634,045	$131,312	$261,700	$2,503,657

Included in equity securities at March 31, 2009 is a $137,749 investment in Johnson & Johnson common stock, which represents 13.0% of shareholder’s equity at that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

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

The global financial crisis has increased the volatility of most investments. As a result, the market values of these investments may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. Certain individual available-for-sale securities had gross unrealized losses at March 31, 2009 totaling $261,700, which represented 21.2% of the cost or amortized cost of such securities in the aggregate. The following table summarizes, for those securities in an unrealized loss position, the fair value and gross unrealized loss by length of time those securities have been in an unrealized loss position at March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
	Fair	Unrealized	Number of		Unrealized	Number of
	Value	Loss	Securities	Fair Value	Loss	Securities

Fixed income securities:
Investment grade:
6 months or less	$100,628	$2,455	9	$385,140	$16,865	27
7 – 12 months	54,699	1,985	7	15,462	1,132	3
Greater than 12 months	471	91	1	—	—	—

Total investment grade	155,798	4,531	17	400,602	17,997	30
Non-investment grade:
6 months or less	16,234	1,615	2	36,100	4,495	1

Total fixed income securities	172,032	6,146	19	436,702	22,492	31

Equity securities:
6 months or less	678,038	156,705	23	519,602	115,366	14
7 – 12 months	123,646	98,849	3	—	—	—

Total equity securities	801,684	255,554	26	519,602	115,366	14

Total securities in an unrealized loss positions	$973,716	$261,700	45	$956,304	$137,858	45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The majority of the gross unrealized losses of $6,146 in the fixed income portfolio at March 31, 2009 are attributable to investment grade municipal bonds, over 90% of which are fully insured by Berkshire Hathaway Assurance Corp. for the payment of interest and principal in the event of issuer default. The Company has the ability and intent to hold these securities for a period of time sufficient to allow a market recovery, or to maturity if necessary. Of the 19 fixed income securities in a loss position at March 31, 2009, two had a loss that exceeded 10% of their cost. No fixed income security had a loss that exceeded 20% of its cost. The aggregate severity of the total unrealized losses in the fixed income portfolio at March 31, 2009 was approximately 3.4% of their amortized cost.

The following table summarizes the fair values and gross unrealized losses of equity securities categorized first by length of time those equity securities have been in an unrealized loss position and then further categorized by the severity of the unrealized loss position at March 31, 2009.

	Unrealized Loss as a Percentage of Cost
								Gross
	Fair							Unrealized
	Value	0-10%	11-20%	21-30%	31-40%	41-50%	>50%	Losses

6 months or less	$678,038	$1,553	$70,453	$42,390	$25,127	$17,106	$76	$156,705
7 – 12 months	123,646	—	—	2,460	—	96,389	—	98,849

Total equity securities fair value and gross unrealized losses	$801,684	$1,553	$70,453	$44,850	$25,127	$113,495	$76	$255,554

Number of securities		4	9	7	2	3	1	26

The aggregate severity of the total unrealized losses in the equity portfolio at March 31, 2009 was approximately 24.2% of their cost, including two securities with aggregate losses totaling $96,389, or 45.6% of their cost, that have been in an unrealized loss position for slightly over six consecutive months. With respect to these two securities, although the severity of their unrealized losses is significant, management has evaluated the financial condition and near-term prospects of the issuers and the price volatility of the equity securities themselves and believes they have the potential for recovery within a reasonable period of time and therefore does not consider them to be other than temporarily impaired.

At each reporting date, and more frequently when conditions warrant, management evaluates all available-for-sale securities with unrealized losses to determine whether those losses are other than temporary and should be recognized in earnings rather than in accumulated other comprehensive income (loss). If management’s assessment indicates that the impairment in value is other than temporary, or the Company does not have the intent or ability to hold the security until its fair value recovers, the security is written down to its fair value at the balance sheet date and a loss is recognized in net realized investment gains (losses) on the consolidated statements of operations. Management reviewed currently available information regarding all securities where the estimated fair value was less than cost or amortized cost at March 31, 2009 and based thereon, recorded other than temporary impairment charges of $54,401 in the first quarter of 2009. The remaining 45 securities, after write-downs, were not considered to be other than temporarily impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Fixed Income Securities Designated as Held-for-Trading

Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those designated as such by management pursuant to the fair value option under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). These securities, which are recorded at fair value on the consolidated balance sheets, include convertible securities with embedded derivatives, mortgage-backed securities purchased at deep discounts to par and certain corporate fixed income securities. Changes in fair value of held-for-trading securities are recognized as realized investment gains and losses in the consolidated statements of operations in the period in which they occur and amounted to a (loss) gain of $(13,924) and $1,197 for the three months ended March 31, 2009 and 2008, respectively. The fair values of these securities were $300,084 and $233,998 at March 31, 2009 and December 31, 2008, respectively, which include convertible securities of $165,380 and $166,131 at March 31, 2009 and December 31, 2008, respectively, and mortgage-backed securities of $117,349 and $66,393 at March 31, 2009 and December 31, 2008, respectively.

Included in held-for-trading securities are two convertible securities issued by Level 3 Communications, Inc (“Level 3”) with a combined value of $132,072 which together with an investment in Level 3 common stock of $22,438, represented 14.6% of shareholder’s equity at March 31, 2009 (12.8% at December 31, 2008).

Investments at Equity

Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. These investments consist of equity interests of between approximately 1.0% and 47.0% at March 31, 2009, with a total carrying value of $107,460 and $117,586 at March 31, 2009 and December 31, 2008, respectively.

Derivatives and Other Invested Assets

Derivative Securities

The Company utilizes derivative securities to mitigate financial risks arising principally from its investment holdings and receivables. Derivatives, including credit default swaps and warrants, that are not specifically designated or do not meet the requirements for hedge accounting, are carried at fair value on the consolidated balance sheets with changes in fair value recorded in realized investment gains or losses on the consolidated statements of operations.

Effective January 1, 2009, the Company adopted SFAS 161, which requires enhanced disclosures about derivatives and hedging activities. The Company’s derivative securities are principally comprised of credit default swaps, none of which are designated as hedging activities, and are included in derivatives and other invested assets on the consolidated balance sheets at fair value. Changes in fair value of derivative securities are included in realized investment gains and losses on the consolidated statements of operations in the period in which they occur. The following table summarizes the Company’s derivative securities at March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
	Notional		Fair Value	Notional		Fair Value
	Amount	Cost	Asset	Amount	Cost	Asset

Credit default swaps	$1,464,427	$21,624	$61,366	$3,044,313	$42,477	$138,830
Eurodollar futures contracts	—	—	—	1,013,000	—	—	[1]
Warrants	101,201	10,225	1	101,201	10,225	—

[1]	Eurodollar futures contracts are settled daily and therefore had no fair value at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Credit Default Swaps

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The credit default swaps serve as economic hedges against declines in the fair value of the Company’s financial assets. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which Fairfax and the Company endeavor to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $37,035 at March 31, 2009. The Company has the right to sell or repledge $18,172 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($24,331 at March 31, 2009), is low given the diversification among the various counterparties.

The cost, notional amount and fair value of the Company’s credit default swaps are shown in the preceding table. During the three months ended March 31, 2009, the Company sold credit default swaps with a cost of $20,853 and notional amount of $1,387,500 for proceeds of $109,660. At March 31, 2009, the credit default swap portfolio had an average term to expiry of 3.0 years and maturity dates between one and five years.

The following table summarizes the changes in fair value of the Company’s derivative securities and short positions included in net realized investment gains and losses in the consolidated statements of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Credit default swaps	$32,196	$153,973
SPDRs short-sales	—	69,515
Common stock short-sales	—	4,861
S&P Index call options	—	(420)
Other[1]	(342)	(1,230)

Total realized investment gains	$31,854	$226,699

[1]	Other includes warrants and Eurodollar futures contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Further analysis of the realized gains for the three months ended March 31, 2009 and 2008 is set forth in the tables below. The realized gains or losses on disposal represent inception to date gains or losses on positions closed in the periods.

	Three Months Ended March 31, 2009
	Credit
	Default	Other
	Swaps	Derivatives	Total

Realized gains on disposal	$88,807	$(343)	$88,464
Reversal of mark-to-market gains recognized in prior periods	(60,119)	—	(60,119)
Mark-to-market gains recognized in 2009	3,508	1	3,509

Net realized investment gains	$32,196	$(342)	$31,854

	Three Months Ended March 31, 2008
			Common	S&P
	Credit		Stock	Index
	Default	SPDRs	Short-	Call	Other
	Swaps	Short-Sales	Sales	Options	Derivatives	Total

Realized gains (losses) on disposal	$123,536	$—	$3,063	$(1,387)	$—	$125,212
Reversal of mark-to-market (gains) losses recognized in prior periods	(91,877)	—	(400)	1,387	—	(90,890)
Mark-to-market gains (losses) recognized in 2008	122,314	69,515	2,198	(420)	(1,230)	192,377

Net realized investment gains (losses)	$153,973	$69,515	$4,861	$(420)	$(1,230)	$226,699

Other Invested Assets

Other invested assets are comprised of investments for which the Company has elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). These investments, which include the Company’s investments in Odyssey Re Holdings Corp. (“Odyssey”) common and preferred stock and Advent Capital (Holdings) PLC (“Advent”), are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. At March 31, 2009 and December 31, 2008, other invested assets had a fair value of $202,855 and $273,917, respectively. For the three months ended March 31, 2009 and 2008, the change in fair value of other invested assets resulted in a realized investment loss of $71,062 and $41,084, respectively.

For the three months ended March 31, 2009, Odyssey was a significant subsidiary of the Company as defined in the SEC’s Regulation S-X. The Company’s aggregate share of Odyssey’s statement of operations which would have been reported in the Company’s results for the three months ended March 31, 2009, had Odyssey been accounted for under the equity method of accounting, is summarized as follows:

Three Months Ended
March 31, 2009

Total revenues	$56,439
Total expenses	$43,542
Income from continuing operations	$12,897
Net income	$8,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Related Party Transactions

In March 2009, the Company sold several municipal securities with a fair market value of $97,112 to certain Fairfax affiliates, resulting in a pre-tax gain of $4,236. Also in March 2009, the Company transferred municipal securities with a fair market value of $54,008 to Fairfax Inc., as partial settlement of a tax liability, resulting in a pre-tax gain of $5,907.

4.	Fair Value Disclosures

Fair Value Hierarchy

In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company has categorized its financial instruments into the three-level fair value hierarchy, based on priority of inputs to the valuation technique. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the hierarchy within which the fair value measurement falls is determined based on the lowest level significant input. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company is responsible for determining the fair value of its investment portfolio by utilizing quoted market prices in active markets for identical securities or other inputs, such as quoted market prices for similar securities that are observable, either directly or indirectly and by employing valuation techniques which make use of current market data. For determining the fair value of its Level 1 investments (approximately 37% of total investment portfolio at fair value), the Company utilizes quoted market prices. The Company’s Level 1 investments include exchange-traded equity securities in active markets.

The Company’s Level 2 investments (approximately 62% of total investment portfolio at fair value), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Also included in Level 2 investments are certain mortgage-backed securities, purchased at deep discounts to par, as well as credit default swaps that are priced principally using broker-dealer quotes and inactively traded convertible corporate debentures which are valued using a pricing model. All the values of the Company’s Level 2 investments are based on observable market inputs such as benchmark yields, reported trades, credit spreads, discount rates and bids. For determining the fair value of credit default swaps, the Company utilizes broker-dealer quotes which include observable credit spreads, with current market spreads being the primary observable input. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. During the three months ended March 31, 2009, the Company transferred $47,611 of Level 3 investments to Level 2 investments, after determining that broker-dealer quotes would be used to determine the fair value of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company values its Level 3 investments, which are comprised of mortgage-backed securities purchased at deep discounts to par (approximately 1% of total investment portfolio at fair value), using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available.

The following tables present the Company’s investment assets (excluding cash and cash equivalents) measured at fair value on a recurring basis, within the fair value hierarchy, at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Available-for-sale fixed income securities	$—	$1,515,997	$—	$1,515,997
Held-for-trading fixed income securities	—	270,390	29,694	300,084
Equity securities	957,384	30,276	—	987,660
Derivatives and other invested assets	193,159	71,063	—	264,222
Short-term investments	—	56,798	—	56,798

Total	$1,150,543	$1,944,524	$29,694	$3,124,761

	December 31, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Available-for-sale fixed income securities	$—	$1,533,334	$—	$1,533,334
Held-for-trading fixed income securities	—	167,605	66,393	233,998
Equity securities	998,582	21,572	—	1,020,154
Derivatives and other invested assets	262,310	164,064	—	426,374
Short-term investments	—	549,937	—	549,937

Total	$1,260,892	$2,436,512	$66,393	$3,763,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The following table provides a summary of changes in fair value of Level 3 financial assets for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$66,393	$2,500
Purchases, issuances and settlements	9,969	—
Transfers to Level 2	(47,611)	—
Realized gains included in net income	943	161

Balance, end of period	$29,694	$2,661

Total gains for the period recognized in earnings attributable to the change in unrealized gains or losses relating to assets held at period end	$727	$161

Fair Value Option

In accordance with the provisions of SFAS 159, the Company has elected the fair value option for certain investments that would have otherwise been accounted for under the equity method of accounting. SFAS 159 provides the option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. Changes in the fair value of assets and liabilities for which the election is made are recognized in net income as they occur.

In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a publicly quoted market price. The Company concluded that the election would be inappropriate for those equity method investments that do not have quoted market prices due to the degree of judgment that would be needed to measure their fair values and the additional accounting risk associated with those valuations. The Company has elected the fair value option for its investments in Advent, an affiliated company traded on the Alternative Investment Market of the London Stock Exchange, and Odyssey, an affiliated company traded on the New York Stock Exchange, both of which would otherwise be subject to the equity method of accounting as they are subsidiaries of Fairfax. The Company’s investments in Odyssey include investments in Odyssey’s common and preferred stock.

At March 31, 2009 and December 31, 2008, the Company’s investment in Advent is recorded in derivatives and other invested assets on the consolidated balance sheets at a fair value of $9,697 and $11,607, respectively. For the three months ended March 31, 2009, the change in fair value of the Company’s investment in Advent was a loss of $1,910 which was recorded through realized investment gains and losses in the consolidated statements of operations.

At March 31, 2009 and December 31, 2008, the Company’s investments in Odyssey’s common and preferred stock are recorded in derivatives and other invested assets on the consolidated balance sheets at fair values of $187,944 and $5,214, and $256,570 and $5,740, respectively. For the three months ended March 31, 2009, the total change in fair value of the Company’s investments in Odyssey common and preferred stock was a loss of $69,152, which was recorded through realized investment gains and losses in the consolidated statements of operations. Dividends of $534 were recorded from Odyssey for the three months ended March 31, 2009 and have been recorded as investment income in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Gross unpaid losses and LAE, beginning of period	$2,987,803	$3,178,506
Less ceded unpaid losses and LAE	684,239	1,197,496

Net unpaid losses and LAE, beginning of period	2,303,564	1,981,010

Losses and LAE incurred related to:
Current period	146,735	196,262
Prior years (favorable) adverse development	(10,885)	13,348

Total losses and LAE incurred	135,850	209,610

Losses and LAE paid related to:
Current period	30,561	27,517
Prior years	208,064	130,037

Total losses and LAE paid	238,625	157,554

Net unpaid losses and LAE, end of period	2,200,789	2,033,066
Add ceded unpaid losses and LAE	670,237	1,139,807

Gross unpaid losses and LAE, end of period	$2,871,026	$3,172,873

Losses and LAE paid related to prior years in the three months ended March 31, 2009 as compared to 2008, are significantly higher primarily due to the second of three annual payments made of $18,300 associated with an asbestos lawsuit settlement in the first quarter of 2008 as well as net paid losses associated with the 2008 hurricanes, namely Hurricanes Gustav and Ike, of approximately $15,100, whereas 2008 net paid losses and LAE include net recoveries of approximately $18,100 related to the 2004 and 2005 hurricanes and commutation proceeds of $10,400 from a reinsurance treaty.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the           balance sheet follows:

March 31, 2009

Ceded unpaid losses and LAE in the table above	$670,237

Reconciling items:
Reinsurance recoverable on paid losses and LAE	15,587
Retroactive reinsurance recoverable	261,404

Total reconciling items	276,991

Reinsurance recoverable on the consolidated balance sheet	$947,228

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$387,224	$428,139
Less ceded unpaid losses and ALAE	85,336	94,497

Net unpaid losses and ALAE, beginning of period	301,888	333,642
Net losses and ALAE incurred	—	25,500
Net paid losses and ALAE	24,864	8,126

Net unpaid losses and ALAE, end of period	277,024	351,016
Add ceded unpaid losses and ALAE	95,432	83,178

Gross unpaid losses and ALAE, end of period	$372,456	$434,194

	Three Months Ended
	March 31,
	2009	2008

Environmental
Gross unpaid losses and ALAE, beginning of period	$107,948	$117,768
Less ceded unpaid losses and ALAE	28,969	32,725

Net unpaid losses and ALAE, beginning of period	78,979	85,043
Net losses and ALAE incurred	—	—
Net paid losses and ALAE	1,928	2,410

Net unpaid losses and ALAE, end of period	77,051	82,633
Add ceded unpaid losses and ALAE	30,466	31,754

Gross unpaid losses and ALAE, end of period	$107,517	$114,387

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $17,277 and $20,258, net of reinsurance, at March 31, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Premiums written:
Direct	$210,899	$278,049
Assumed from other companies, pools and associations	7,326	4,544
Ceded to other companies, pools and associations	(37,955)	(37,940)

Net premiums written	$180,270	$244,653

Premiums earned:
Direct	$236,552	$302,887
Assumed from other companies, pools and associations	7,672	4,886
Ceded to other companies, pools and associations	(36,794)	(35,963)

Premiums earned	$207,430	$271,810

The net impact of ceded reinsurance transactions for the three months ended March 31, 2009 and March 31, 2008 is summarized as follows:

	Three Months Ended March 31,
	2009	2008

Earned premiums ceded to reinsurers	$(36,794)	$(35,963)
Commissions earned on ceded reinsurance premiums	8,254	7,606
Claims incurred ceded to reinsurers	23,575	9,255
Provision for uncollectible reinsurance	(2,000)	(2,000)

Net impact of ceded reinsurance transactions	$(6,965)	$(21,102)

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2009	2008

Reinsurance recoverable on unpaid losses and LAE	$931,641	$949,364
Reinsurance receivable on paid losses and LAE	15,587	18,853

Total reinsurance recoverable	$947,228	$968,217

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $57,944 and $55,999 at March 31, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Corporate Aggregate Reinsurance

The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At March 31, 2009, only one retroactive contract with a remaining limit of $51,000 and one prospective contract with a remaining limit of $96,272 remain in effect. This prospective contract had no effect on operations for the three months ended March 31, 2009.

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of operations follows ((decrease) increase in indicated component):

	Three Months Ended
	March 31,
	2009	2008

Funds held interest charged to investment income	$(3,767)	$(3,734)
Less: amortization of deferred income on retroactive reinsurance included in losses and LAE	(3,721)	(3,803)

(Decrease) increase in income before income taxes	$(46)	$69

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2009	2008

Decrease in reinsurance recoverable due from reinsurers	$—	$—
Less: related premiums paid	—	—

Decrease in income deferred during the period	—	—
Amortization of deferred income	(3,721)	(3,803)

Decrease in deferred income	(3,721)	(3,803)
Deferred income on retroactive reinsurance — beginning of period	121,277	152,041

Deferred income on retroactive reinsurance — end of period	$117,556	$148,238

For the three months ended March 31, 2009, the above activity arises from the 2001 retroactive adverse development contract for $400,000, which is the only retroactive reinsurance contract that remains in effect. The reinsurance recoverable and funds held balances in respect of this contract were $349,000 and $224,610, respectively, at March 31, 2009 ($349,000 and $220,843, respectively, at December 31, 2008).

For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

8.	Income Taxes

The effective tax rate of 47.8% in the first quarter of 2009 differs from the statutory federal income tax rate of 35% due to the benefit of tax-exempt interest and dividends received deduction totaling $7,587, or 12.8%. The full year 2008 effective tax rate was 21.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

9.	Commitments and Contingencies

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and has participated in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended interviews conducted by the SEC and the U.S. Attorney’s Office. This inquiry is ongoing and the Company is cooperating fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed. The court heard oral arguments on April 21, 2009 in Philadelphia, Pennsylvania. The court took the matter under submission. A final ruling is not expected from the Court of Appeals before late 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

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

The Company operates primarily in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

General liability	$39,529	$54,032
Workers’ compensation	47,414	57,699
Commercial automobile	35,403	53,557
Property	30,560	55,990
Commercial multi-peril	19,480	20,566
Accident and health	28,671	22,923
Other[1]	6,373	7,043

Total premiums earned	$207,430	$271,810

[1]	Other includes surety, homeowners and personal automobile lines of business.

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2009		2008
	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
General liability	$27,028	68.4%	$40,208	74.4%
Workers’ compensation	38,669	81.6%	48,530	84.1%
Commercial automobile	24,755	69.9%	39,350	73.5%
Property	22,543	73.8%	36,271	64.8%
Commercial multi-peril	11,343	58.2%	12,778	62.1%
Accident and health	19,732	68.8%	15,698	68.5%
Other	2,665	41.8%	3,427	48.7%

Total accident year losses and LAE	146,735	70.7%	196,262	72.2%
Prior years’ loss development	(10,885)	(5.2)	13,348	4.9

Calendar year losses and LAE	$135,850	65.5%	$209,610	77.1%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.

11.	Subsequent Event

On April 16, 2009, the Company paid a cash dividend to Fairfax of $100,000.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

All dollar amounts are in thousands, unless otherwise indicated.

Statements Regarding Forward-Looking Information

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe-harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Competitive conditions in the insurance market and the ability to attract and retain new business;

•	Adverse effect of continuing volatility in the global financial markets and current economic downturn;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to realize the Company’s investment objectives;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Loss of key producers;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	SEC requests for information from the Company;

•	Exposure to emerging claims and coverage issues;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Ability of Fairfax to determine the outcome of corporate action requiring stockholder approval;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.

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

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and ALAE, including incurred but not reported losses and development of reported losses, are projected by line of business by accident year using several standard actuarial methodologies. At each balance sheet date, Company management establishes its “best estimate” based on the actuarial central estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. At March 31, 2009, the Company’s actuaries concurred with the reasonableness of management’s best estimate.

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

No adjustment was made to asbestos, environmental or other latent reserves in the three months ended March 31, 2009. In 2008 and 2007, based on the Company’s internal actuarial reviews, the Company strengthened its asbestos, environmental and other latent reserves by $36,215 and $54,547, respectively.

Investments

The Company is responsible for determining the fair value of its investment portfolio by utilizing market-driven fair value measurements obtained from active markets where available, by considering observable and unobservable inputs and by employing valuation techniques that make use of current market data.

In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further details on the fair value hierarchy refer to Note 4 to the consolidated financial statements. The Company values its Level 3 investments, which are comprised of mortgage-backed securities purchased at deep discounts to par (approximately 1.0% of total investment portfolio at fair value) using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. Certain mortgage-backed securities (approximately 3% of total investment portfolio at fair value) are also included in Level 2 investments as they are priced using broker-dealer quotes. At March 31, 2009, the total fair value of the Company’s Level 2 and Level 3 mortgage-backed securities was $117,349. Gains or losses arising from changes in the fair value of the mortgage-backed securities are recorded in realized investment gains and losses in the consolidated statements of operations. For the three months ended March 31, 2009, realized investment losses resulting from the net change in fair value of the mortgage-backed securities was $11,258.

Derivatives held by the Company at March 31, 2009 are principally credit default swaps. These credit default swaps are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements. At March 31, 2009 and December 31, 2008, the fair value of the credit default swaps was $61,366 and $138,830, respectively. Gains or losses arising from changes in the fair value of the credit default swaps are recorded in realized investment gains and losses in the consolidated statements of operations. For the three months ended March 31, 2009 and 2008, realized investment gains resulting from the net change in fair value of the credit default swaps were $32,196 and $153,973, respectively.

The global financial crisis has increased the volatility of most investments. As a result, the market values of these investments may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. At each reporting date, and more frequently when conditions warrant, management evaluates all available-for-sale securities with unrealized losses to determine whether those unrealized losses are other than temporary and should be recognized in net earnings rather than accumulated other comprehensive income (loss). This determination is based on consideration of several factors including: (i) the length of time and extent to which the fair value has been less than its cost or amortized cost; (ii) the severity of the impairment; (iii) the cause of the impairment and the financial condition and near-term prospects of the issuer; and (iv) the company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of fair value, which in the case of fixed income securities may mean until maturity. If management’s assessment indicates that the impairment in value is other than temporary, or the Company does not have the intent or ability to hold the security until its fair value recovers, the security is written down to its fair value at the balance sheet date, and a loss is recognized in net realized investment gains (losses) in the consolidated statements of operations.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessments of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment regarding these risks and uncertainties are involved in determining if a decline is other than temporary. Given the prolonged nature of the current financial market downturn, the duration and severity of unrealized losses has exceeded historical norms making it particularly difficult for management to evaluate whether declines in the fair value of its investments are other than temporary. Management will continue to monitor these unrealized losses and will assess all available facts and circumstances for each security as they become known, which may result in changes to the conclusions reached at March 31, 2009 based on current facts and circumstances existing at that date, resulting in additional other than temporary impairments in future periods.

During the three months ended March 31, 2009 and 2008, the Company recorded other than temporary impairment charges of $54,401 and $40,913, respectively, primarily related to write-downs of equity securities.

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

At March 31, 2009 and December 31, 2008, reinsurance recoverable was $947,228 and $968,217, net of reserves for uncollectible reinsurance of $57,944 and $55,999, respectively. Included in reinsurance recoverable is $142,391 and $142,213 at March 31, 2009 and December 31, 2008, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased structured settlement annuities to settle certain claim liabilities. The provision for uncollectible reinsurance for both the three months ended March 31, 2009 and 2008 was $2,000. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

At March 31, 2009, there are no valuation allowances against the Company’s gross deferred tax assets of $371,242. The Company has determined that a valuation allowance is not required with respect to temporary differences that would reverse as capital losses because the Company realized capital gains in 2007 and 2008 that can be offset by capital losses incurred in 2009 or 2010. In addition, the Company has the ability and intent to hold its available-for-sale securities until maturity or recovery. The Company’s current projections of future taxable income are based on assumptions of declining premium volumes and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Realization of the deferred tax asset under SFAS 109 ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by factors including substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.

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

Investment results are generally measured in terms of total return on assets under management both in absolute terms and relative to appropriate benchmarks. Growth in the Company’s cash and invested assets is also a key measure of investment performance.

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, credit conditions and interest rates, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends. These soft market conditions heightened in 2008 and the Company has continued to see soft market pricing through all lines of business in the first quarter of 2009 with competitors in some cases writing accounts at levels below average developed losses with multi-year rate lock deals and frequently terms and conditions are expanded without much price consideration. There are some hopeful signs that the market is in transition, evidenced by stable or slightly increasing rates across some lines of business such as California workers’ compensation, where the Company saw slight rate increases in the first quarter of 2009. Also, some property insurers are reducing available limits in peak catastrophe zones as a result of significant catastrophe losses sustained by the industry in 2008, primarily from Hurricane Ike, and increases in property catastrophe reinsurance costs, resulting in property rates stabilizing or even increasing in some cases.

In the first quarter of 2009, the Company’s renewal retention rates, renewal pricing and new business growth all declined compared to the first quarter of 2008; however, the rate of decline for retention rates and pricing appears to have moderated since the third quarter of 2008. Renewal retention rates declined by approximately 1 percentage point in the first quarter of 2009 as compared to declines of approximately 4 percentage points in each of the third and fourth quarters of 2008. Specifically, renewal retention rates for casualty lines remained stable and renewal retention rates for property lines declined by approximately 6 percentage points in the first quarter of 2009 as compared to the first quarter of 2008. Renewal pricing declined by approximately 1% in the first quarter of 2009 as compared to rate declines of approximately 5% and 4% in the third and fourth quarters of 2008, respectively. Casualty business pricing declined by approximately 1% and property business pricing declined by approximately 2% in the first quarter of 2009. New business growth continues to remain very challenging and declined by approximately 40% in the first quarter of 2009, attributable to a reduction in both casualty and property business.

Although there is some evidence of deceleration in rate decreases and an expectation that prices will further stabilize, the Company expects the market to remain competitive for the remainder of 2009. Under such conditions, the Company will continue to reject underpriced new business opportunities and to shed accounts and classes of business that appear to be unprofitable. As a consequence, it is likely that the Company’s premium volume will decline further and the expense ratio will increase as the shrinkage of premium revenues outpaces cost-cutting measures. In addition, as premium receipts decline and claim payments continue at or near historical norms or greater, the Company is likely to continue to have negative cash flow from operations for the remainder of 2009.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Gross premiums written	$218,225	$282,593

Net premiums written	$180,270	$244,653

Premiums earned	$207,430	$271,810
Losses and LAE	135,850	209,610
Underwriting expenses	67,437	81,057

Underwriting income (loss)	4,143	(18,857)
Investment income and realized investment gains and losses	(55,801)	171,109
Interest and other expense	7,736	9,162

(Loss) income before income taxes and equity in earnings of investees	(59,394)	143,090
Income tax (benefit) expense	(28,367)	49,226

(Loss) income before equity in earnings of investees	(31,027)	93,864
Equity in earnings (losses) of investees, net of tax	80	(463)

Net (loss) income	$(30,947)	$93,401

Loss and LAE ratio	65.5%	77.1%
Underwriting expense ratio	32.5	29.8

Combined ratio	98.0%	106.9%

The decrease in net income in the first quarter of 2009 as compared to the first quarter of 2008 is primarily attributable to realized investment losses recognized in 2009 as compared to significant realized investment gains in 2008, partially offset by improved underwriting income. The 2008 realized investment gains reflect significant gains related to the Company’s credit default swaps and Standard and Poor’s Depositary Receipts (“SPDRs”) short-sales which resulted in net gains of $223,488 as compared to gains from credit default swaps in 2009 totaling $32,196. In addition, continued volatile financial market conditions resulted in other than temporary impairment charges of $54,401 in the first quarter of 2009 as compared to $40,913 in the first quarter of 2008, primarily related to write downs of equity securities.

The improvement in underwriting income and corresponding loss and LAE and combined ratios in the first quarter of 2009 is largely due to a charge of $25,500 (9.4 loss ratio points) in the first quarter of 2008 associated with an asbestos lawsuit settlement.

The effective tax rate of 47.8% in the first quarter of 2009 differs from the statutory federal income tax rate of 35% due to the benefit of tax-exempt interest and dividends received deduction totaling $7,587, or 12.8%. The effective tax rate for the full year 2008 was 21.0%.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,
			Increase/	Percent
	2009	2008	(Decrease)	Change

General liability	$52,143	$63,835	$(11,692)	(18.3)%
Workers’ compensation	50,080	54,718	(4,638)	(8.5)%
Commercial automobile	27,710	58,234	(30,524)	(52.4)%
Property	23,459	48,364	(24,905)	(51.5)%
Commercial multi-peril	19,348	19,453	(105)	(0.5)%
Accident and health	40,730	33,210	7,520	22.6%
Other[1]	4,755	4,779	(24)	(0.5)%

Total gross premiums written	$218,225	$282,593	$(64,368)	(22.8)%

[1]	Other includes surety, homeowners and personal automobile lines of business.

For the three months ended March 31, 2009, gross premiums written associated with the Company’s commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $71,864, or 29.4%, as compared to the three months ended March 31, 2008, primarily due to a decline in new business of approximately 40%, while renewal prices and retention rates were relatively stable. The decline in new business is attributable to a reduction in both property and casualty writings. Although there is some evidence that rate decreases have started to moderate and may further stabilize in 2009, the prolonged soft market conditions continue to make it very challenging to write new business at acceptable rates. In addition to competitive market conditions, the decline in gross premiums written is also attributable to underwriting actions taken by the Company to reduce unprofitable classes of business, most notably a reduction in the property and commercial automobile lines of business. The Company continues to maintain its disciplined approach to underwriting in this highly competitive market, renewing business and writing new business only where it believes rates are acceptable and terms and conditions are appropriate for the exposure.

The overall decline in gross premiums written in the commercial lines was partially offset by growth from the accident and health business.

Casualty Gross Premiums Written

For the three months ended March 31, 2009, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $46,854, or 26.5%, as compared to the three months ended March 31, 2008. The decrease was primarily due to a reduction in new business of approximately 45% and modest price decreases on renewal policies of approximately 1%, while renewal retention rates were stable. The significant reduction in commercial auto gross premiums written is due to the Company more aggressively reducing its exposure to transportation accounts where loss experience was unfavorable. Aside from modest improvement in California workers’ compensation rates, in the first quarter of 2009 casualty business across the industry is continuing to suffer from inadequate rates with some declines in pricing.

Property Gross Premiums Written

For the three months ended March 31, 2009, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $25,010, or 36.9%, as compared to the three months ended March 31, 2008. The decrease was primarily due to a reduction in new business of approximately 25%, modest price decreases on renewal policies of approximately 2% and a reduction in renewal retention rates of approximately 6 percentage points. In addition to soft market conditions which have significantly affected the Company’s property business, the decrease in property gross premiums written is also due to a continued reduction in habitational business, where loss ratios are higher than the remainder of the book of business, as well as a reduction in accounts with larger total insured values.

The property market softened throughout 2008, with several major competitors offering more capacity in the coastal wind areas and greater capacity and more competitive pricing on non-catastrophe exposed business. Overall property rates appear to be stabilizing, or even increasing in a few cases, driven by reduced capacity in peak catastrophe zones as a result of significant catastrophe losses sustained in 2008 from Hurricane Ike and increased property catastrophe reinsurance costs.

Other Gross Premiums Written

The increase in other gross premiums written was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business continues to benefit from Crum & Forster’s “A” A.M. Best rating, which has resulted in the Company acquiring several new programs since 2007 that has contributed to business growth. Additionally, in general, the accident and health business is not aligned with the traditional property and casualty market cycle which has been experiencing very soft market conditions.

Net Premiums Written

For the three months ended March 31, 2009, net premiums written decreased by $64,383, or 26.3%, as compared to the three months ended March 31, 2008. The decrease was generally in line with the decrease in gross premiums written.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended March 31, 2009, premiums earned decreased by $64,380, or 23.7%, as compared to the three months ended March 31, 2008. The decrease was generally comparable to the decrease in net premiums written.

Losses and Loss Adjustment Expenses

For the three months ended March 31, 2009, the Company’s calendar period loss and LAE ratio improved to 65.5% from 77.1% for the three months ended March 31, 2008, a decrease of 11.6 points. The decrease in the loss ratio is principally due to favorable prior year loss development in 2009 as compared to adverse prior year loss development in 2008, which was primarily attributable to the settlement of an asbestos lawsuit (9.4 loss ratio points) in the first quarter of 2008. In addition, the current accident year loss ratio improved by approximately 1.5 points in the first quarter of 2009 as compared to the first quarter of 2008 due to lower catastrophe losses. Included in prior year loss development was $3,721 and $3,803 of amortization of deferred income on retroactive reinsurance contracts in the three months ended March 31, 2009 and 2008, respectively.

The accident year loss and LAE ratio was 70.7% for the first quarter of 2009 compared to 72.2% for the first quarter of 2008. The full year accident year 2008 loss ratio was 80.4%, inclusive of 7.2 loss ratio points from Hurricanes Gustav and Ike.

Underwriting Expenses

Underwriting expenses are comprised of policy acquisition costs and other underwriting expenses. Policy acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes. Other underwriting expenses consist of all other operating expenses associated with the Company’s underwriting activities, including salaries and benefits, information technology and rent. For the three months ended March 31, 2009, the Company’s underwriting expense ratio was 32.5% as compared to 29.8% for the three months ended March 31, 2008.

The Company’s policy acquisition expense ratio remained relatively stable at 14.2% for the three months ended March 31, 2009 as compared to 14.1% for the three months ended March 31, 2008.

Continued soft market conditions and a weak economy continue to adversely affect the Company’s other underwriting expense ratio which increased to 18.3% for the three months ended March 31, 2009 from 15.7% for the three months ended March 31, 2008. Despite reduced expenses, primarily resulting from reduced compensation costs, the increase in the other underwriting expense ratio is attributable to a reduction in net earned premium of approximately 24%, which exceeded the rate of expense improvement which was approximately 11%.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Average investments, at book value[1]	$3,861,573	$4,548,155

Investment income	$35,270	$15,841
Realized investment (losses) gains	(91,071)	155,268
Pre-tax equity in earnings (losses) of investees	123	(712)
Change in unrealized investment gains and losses and foreign currency translation	(118,727)	(13,403)

Total return on investments	$(174,405)	$156,994

Annualized total return on investments	(18.1)%	13.8%

[1]	Includes cash and cash equivalents and assets pledged for derivatives.

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In 2008, the Company significantly reduced its credit default swap portfolio and closed out its total return swap positions and equity and equity index short positions, realizing significant gains and reinvesting the proceeds to a large extent in equity securities. As a result, the investment portfolio is exposed, to a much larger degree than in previous reporting periods, to volatility in the equity markets which has caused the decline in the annualized return on investments in the first quarter of 2009.

Subsequent to March 31, 2009, global equity markets and credit markets have broadly improved, and many of the Company’s investments have appreciated in value, some by significant amounts. At April 24, 2009, the market value of the Company’s investments had appreciated by approximately $230,000 from the market value at March 31, 2009, with the value of equities and equity-related securities having appreciated by approximately $152,000 and the value of debt securities having appreciated by approximately $78,000. The appreciated value excludes changes in mortgage-backed securities and investments in certain partnerships with an aggregate carrying value of $174,002 at March 31, 2009. The market values and the liquidity of the Company’s investments are volatile and may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term.

Investment Income

The components of investment income for the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Interest on fixed income securities	$28,514	$24,291
Dividends from equity securities	12,163	6,908
Earnings (losses) from other invested assets	804	(13,680)
Other, primarily interest on cash and cash equivalents	497	9,953

Gross investment income	41,978	27,472
Interest on funds held under reinsurance contracts	(3,767)	(5,309)
Investment expenses	(2,941)	(6,322)

Investment income	$35,270	$15,841

The increase in investment income of $19,429 in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, was primarily due to the combined effects of: (i) gains on the Company’s partnership investments in 2009 as compared to significant losses incurred in 2008, the majority of which was attributable to one partnership investment which was liquidated in the fourth quarter of 2008; (ii) higher dividends from equity securities due to a significant increase in the Company’s holdings of equity securities in the fourth quarter of 2008 and (iii) higher income from fixed income securities due to higher yields from municipal securities as compared to U.S. Treasury securities, partially offset by a decrease in the Company’s holdings of fixed income securities. Offsetting the increase in investment income was a decline in interest on cash and cash equivalents due to lower cash collateral held in 2009 as compared to 2008, related to the SPDRs short-sales which were closed out in the fourth quarter of 2008 and a decline in year over year short-term interest rates.

Realized Investment Gains and Losses

Net realized investment (losses) gains in the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Fixed income securities	$265	$12,137
Equity securities	1,484	—
Derivatives and short-sale obligations	31,854	226,699
Investments at equity and other invested assets	(70,273)	(42,655)

	(36,670)	196,181
Other than temporary impairment charges:
Equity securities	(50,894)	(39,648)
Fixed income securities	(3,507)	(1,265)

	(54,401)	(40,913)

Total pre-tax net realized investment (losses) gains	$(91,071)	$155,268

The decrease in net realized investment gains in the first quarter of 2009 of $246,339 as compared to the first quarter of 2008 is primarily due to significant gains recognized in 2008 related to credit default swaps and SPDRs short-sales. During the first quarter of 2009, the Company recorded net gains of $32,196 on its credit default swaps as compared to net gains of $153,973 and $69,515 on its credit default swaps and SPDRs short-sales, respectively, in the first quarter of 2008. In 2008, the Company significantly reduced its credit default swap portfolio and closed out its SPDRs and equity short-sales.

Difficult investment market conditions that continued through the first quarter of 2009 resulted in other than temporary impairment charges of $54,401 in the three months ended March 31, 2009 as compared to charges of $40,913 in the three months ended March 31, 2008.

Losses on other invested assets in the three months ended March 31, 2009 are principally attributable to mark-to-market losses of $69,152 related to the Company’s investment in Odyssey Re Holdings Corp. (“Odyssey”), an affiliated company, for which the Company has elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). In the three months ended March 31, 2008, losses on other invested assets were principally attributable to mark-to-market losses of $41,084 related to the Company’s investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company, pursuant to the fair value option elected under SFAS 159. The investment in Northbridge was sold in the fourth quarter of 2008.

Interest and Other Expense

For the three months ended March 31, 2009, interest and other expenses were $7,736 compared to $9,162 for the three months ended March 31, 2008. The lower expense in 2009 was primarily due to lower charitable contributions resulting from lower earnings.

Liquidity and Capital Resources

Holding Company

As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. The Company requires cash to meet its annual debt service obligations ($25,575 per year), to pay corporate expenses, including income taxes, and, ultimately, to repay the $330,000 aggregate principal amount of senior notes due in 2017.

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At March 31, 2009, US Fire reported statutory earned surplus of $323,283 and North River reported statutory earned surplus of $120,202. In March 2009, both US Fire and North River received approval from the Delaware Department of Insurance and New Jersey Department of Banking and Insurance, respectively, to pay extraordinary dividends. Although the amount of the dividend for both companies was 10% of prior year-end surplus (the amount of an ordinary dividend), the extraordinary dividend approvals allowed acceleration of the dividend payments from October to March for US Fire and from May to March for North River. On March 27, 2009, North River paid a cash dividend in the amount of $44,100 to the Company and on March 30, 2009, US Fire paid a cash dividend in the amount of $94,300 to the Company. Neither US Fire nor North River may pay any further dividends in 2009 without prior regulatory approval. On April 16, 2009, the Company paid a cash dividend to Fairfax of $100,000.

There was no cash used in financing activities in the three months ended March 31, 2009. Cash used in financing activities in the three months ended March 31, 2008, was comprised of dividends paid to Fairfax of $80,000.

Shareholder’s equity was $1,058,255 at March 31, 2009, as compared to $1,166,432 at December 31, 2008. The decrease in shareholder’s equity was primarily the result of net unrealized investment losses of $77,173 and the current year net loss of $30,947. Statutory surplus was $1,174,770 at March 31, 2009 and $1,410,612 at December 31, 2008. The decrease from prior year end was primarily due to net unrealized investment losses of $151,356 and $138,400 of dividends from the insurance companies to Crum & Forster Holdings Corp., partially offset by statutory net income of $32,502.

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

The prolonged soft market conditions in which the insurance subsidiaries are currently operating have resulted in double digit percentage declines in premium volume over the last two years. In addition, the Company initiated actions in 2008 to eliminate unprofitable classes of business. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 60% of total gross premiums written year to date in 2009) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period. If premium receipts continue to decline and claim payments continue at historical norms or greater, the Company is likely to have negative cash flow from operations throughout 2009.

Cash used in operations was $207,239 for the three months ended March 31, 2009 as compared to cash provided from operations of $24,420 for the three months ended March 31, 2008. The unfavorable variance from prior year is primarily attributable to higher income tax payments of approximately $96,000 (substantially related to fourth quarter 2008 realized investment gains), higher net paid losses (approximately $60,000) and lower premium collections (approximately $50,000), reflective of the decline in gross premiums written. The higher net paid losses are primarily related to the second of three annual payments of $18,300 associated with an asbestos lawsuit settlement in the first quarter of 2008 and net paid losses associated with 2008 hurricanes, namely Hurricanes Ike and Gustav, of approximately $15,100, whereas 2008 results include net paid loss recoveries of approximately $18,000 related to the 2004 and 2005 hurricanes and commutation proceeds of $10,400 from a reinsurance treaty.

During the fourth quarter of 2008 and the first quarter of 2009, the Company made a significant amount of investments in fixed income and equity securities, when the Company determined that market price levels were attractive. In doing so, it reduced its historically high levels of cash, cash equivalents and short-term investments to lower levels. During the first quarter of 2009, the Company sold several municipal securities with a fair market value of approximately $146,200 to third-parties and Fairfax affiliates to meet operating needs and restore its cash and short-term investments position to more normal levels. At March 31, 2009, the insurance subsidiaries held $220,413 in highly liquid, short-term and other marketable securities to meet their operating needs and provide available cash in the event of unanticipated large claim payments. Management believes that the insurance subsidiaries have sufficient cash and short-term investments, that together with cash generated from future investing operations, will meet their operating liquidity needs.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, was $3,538,379 and $4,032,034 at March 31, 2009 and December 31, 2008, respectively, of which $362,956 and $709,799 was held in cash, cash equivalents and short-tem investments at March 31, 2009 and December 31, 2008, respectively.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased, although at times the Company may invest to a limited extent in non-investment grade fixed income securities if market opportunities avail. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company holds certain mortgage-backed securities (approximately 4% of the total investment portfolio of $3.5 billion), that were purchased at deep discounts to par. In addition, the Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, which serve as economic hedges against declines in the fair value of the Company’s financial assets. Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $37,035 at March 31, 2009. The Company has the right to sell or repledge $18,172 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($24,331 at March 31, 2009), is low given the diversification among the various counterparties.

At March 31, 2009 and December 31, 2008, 84.4% and 86.7% of the Company’s fixed income securities were rated investment grade, respectively.

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

Interest Rate Risk

At March 31, 2009, the fair value of Crum & Forster’s investment portfolio included $1,816,081 of fixed income securities which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At March 31, 2009			At December 31, 2008
	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Securities	$ Change	% Change	Securities	$ Change	% Change

200 basis point decline	$2,099,846	$283,765	15.6%	$2,106,515	$339,183	19.2%
100 basis point decline	$1,961,124	$145,043	8.0%	$1,958,505	$191,173	10.8%
Base scenario	$1,816,081	—	—	$1,767,332	—	—
100 basis point increase	$1,641,181	$(174,900)	(9.6)%	$1,584,304	$(183,028)	(10.4)%
200 basis point increase	$1,486,467	$(329,614)	(18.1)%	$1,425,703	$(341,629)	(19.3)%

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry. The credit default swaps serve as economic hedges against declines in the fair value of the Company’s financial assets. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. The credit default swaps are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Counterparties to the credit default swaps expose the company to credit risk in the event of non-performance, which Fairfax and the Company endeavor to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $37,035 at March 31, 2009. The Company has the right to sell or repledge $18,172 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($24,331 at March 31, 2009), is low given the diversification among the various counterparties.

Equity Price Risk

At March 31, 2009, the Company’s investment portfolio included $1,286,636 of equity securities comprised of $987,660 of available-for-sale equity securities, $202,855 of equity securities for which the Company has elected the fair value option under SFAS 159 and $96,121 of equities owned by its equity method investees. This equity portfolio, which represented approximately 36.4% of the Company’s investment portfolio, including cash and cash equivalents, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $128,664 in the fair value of the equity portfolio at March 31, 2009. At December 31, 2008, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $139,841 in the fair value of the equity portfolio. The decrease in the Company’s exposure to equity price risk is principally attributable to the decline in value of the equity portfolio at March 31, 2009 as compared to December 31, 2008.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including those owned by certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At March 31, 2009, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $254,143, or 7.2%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for short-sale obligations. The primary foreign currency exposures were in Hong Kong dollar denominated and Euro denominated securities, which represented 1.8% and 1.6%, respectively, of the Company’s investment portfolio, including cash and cash equivalents. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $25,414 at March 31, 2009. At December 31, 2008, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $29,499 in the fair value of the total investment portfolio.

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

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. The U.S. Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena and has participated in the investigation of these matters. Fairfax and entities in its consolidated group are cooperating fully with these requests. Fairfax and certain of the entities in its consolidated group, including the Company, have prepared presentations and provided documents to the SEC and the U.S. Attorney’s Office, and employees of Fairfax and certain of the entities in its consolidated group, including senior officers, have attended interviews conducted by the SEC and the U.S. Attorney’s Office. This inquiry is ongoing and the Company is cooperating fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The briefing on appeal has been completed. The court heard oral arguments on April 21, 2009 in Philadelphia, Pennsylvania. The court took the matter under submission. A final ruling is not expected from the Court of Appeals before late 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

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

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: April 30, 2009	By: /s/ Douglas M. Libby Douglas M. Libby President and Chief Executive Officer

Date: April 30, 2009	By: /s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009).

*	Filed herewith