Form 10-Q
period 2009-06-30
CRUM & FORSTER HOLDINGS CORP
filed 2009-07-30
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009	Commission File Number: 333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)

305 Madison Avenue, Morristown, New Jersey 07962
(Address of principal executive office)

(973) 490-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 30, 2009

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $1,301,450 and $1,466,114 in 2009 and 2008, respectively)	$1,443,265	$1,533,334
Fixed income securities, held-for-trading, at fair value	331,022	233,998
Equity securities, available-for-sale, at fair value (cost of $1,187,484 and $1,106,098 in 2009 and 2008, respectively)	1,257,760	1,020,154
Investments at equity	150,009	117,586
Derivatives and other invested assets, at fair value	256,932	412,747
Short-term investments, at fair value	45,707	549,937

Total investments	3,484,695	3,867,756
Cash and cash equivalents	215,813	159,862
Assets pledged for derivatives	—	4,416
Accrued investment income	31,680	29,378
Premiums receivable	183,619	182,158
Reinsurance recoverable	737,028	759,028
Reinsurance recoverable from affiliates	194,992	209,189
Prepaid reinsurance premiums	32,893	28,995
Deferred income taxes	189,444	239,077
Deferred policy acquisition costs	48,895	52,705
Other assets	90,963	66,316

Total assets	$5,210,022	$5,598,880

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,806,683	$2,987,803
Unearned premiums	341,031	366,362
Funds held under reinsurance contracts	236,745	228,835
Accounts payable and other liabilities	157,007	417,669
Deferred income on retroactive reinsurance	113,835	121,277
Long-term debt	311,289	310,502

Total liabilities	3,966,590	4,432,448

Commitments and contingencies (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	143,240	(7,455)
Retained earnings	359,199	432,894

Total shareholder’s equity	1,243,432	1,166,432

Total liabilities and shareholder’s equity	$5,210,022	$5,598,880

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES
Premiums earned	$200,281	$262,882	$407,711	$534,692
Investment income	63,682	31,245	98,952	47,086
Net realized investment gains (losses)	23,002	9,709	(68,069)	164,977

Total revenues	286,965	303,836	438,594	746,755

EXPENSES
Losses and loss adjustment expenses	132,475	245,746	268,325	455,356
Policy acquisition costs	27,786	38,497	57,341	76,946
Other underwriting expenses	41,020	44,821	78,902	87,429
Interest expense	6,951	7,012	13,890	14,032
Costs related to early retirement of debt	—	392	—	392
Other expense (income), net	783	(490)	1,580	1,652

Total expenses	209,015	335,978	420,038	635,807

Income (loss) before income taxes and equity in earnings of investees	77,950	(32,142)	18,556	110,948
Income tax expense (benefit)	20,697	(12,564)	(7,670)	36,662

Income (loss) before equity in earnings of investees	57,253	(19,578)	26,226	74,286
Equity in (losses) earnings of investees, net of tax	(1)	2	79	(461)

NET INCOME (LOSS)	$57,252	$(19,576)	$26,305	$73,825

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	(7,455)	44,479
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	—	(29,897)

Balance, beginning of period, after cumulative effect of adjustments	(7,455)	14,582
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	150,454	(32,365)
Foreign currency translation	354	83
Amortization of actuarial gain, prior service credit and transition obligation included in net periodic benefit costs	(113)	136

Balance, end of period	143,240	(17,564)

RETAINED EARNINGS
Balance, beginning of period	432,894	507,987
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	—	86,101

Balance, beginning of period, after cumulative effect of adjustments	432,894	594,088
Net income	26,305	73,825
Dividends to shareholder	(100,000)	(130,000)

Balance, end of period	359,199	537,913

TOTAL SHAREHOLDER’S EQUITY	$1,243,432	$1,261,342

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$57,252	$(19,576)	$26,305	$73,825

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	350,407	(36,074)	231,469	(49,792)
Foreign currency translation	334	(187)	545	128
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	(87)	91	(174)	209

Other comprehensive income (loss) for the period, before tax	350,654	(36,170)	231,840	(49,455)

Deferred income tax benefit for the period:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(122,643)	12,626	(81,015)	17,427
Deferred income tax (expense) benefit from foreign currency translation	(117)	65	(191)	(45)
Deferred income tax benefit (expense) from amortization of actuarial gain, prior service credit and transition obligation included in net periodic benefit costs	31	(31)	61	(73)

Total deferred income tax (expense) benefit for the period	(122,729)	12,660	(81,145)	17,309

Other comprehensive income (loss) for the period, net of tax	227,925	(23,510)	150,695	(32,146)

COMPREHENSIVE INCOME (LOSS)	$285,177	$(43,086)	$177,000	$41,679

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$26,305	$73,825
Adjustments to reconcile net income to net cash from operating activities:
(Accretion of discount) amortization of premium on fixed income securities	(5,038)	929
Realized investment losses (gains)	68,069	(164,977)
Losses of equity method investees, net of dividends	121	944
(Earnings) losses of investment companies and similar equity method investees	(35,621)	9,853
Loss on commutation	—	75,470
Depreciation and amortization	3,142	1,752
Deferred income tax benefit	(31,512)	(7,387)
Costs related to early retirement of debt	—	170
Other adjustments	2,922	9,325
Changes in:
Accrued investment income	(3,163)	(3,005)
Premiums receivable	(2,211)	933
Reinsurance recoverable	34,493	373,479
Prepaid reinsurance premiums	(3,898)	(3,268)
Deferred policy acquisition costs	3,810	6,227
Other assets	572	16,698
Unpaid losses and loss adjustment expenses	(181,120)	(58,962)
Unearned premiums	(25,331)	(40,490)
Accounts payable and other liabilities	(124,160)	(23,988)

Net cash (used in) provided by operating activities	(272,620)	267,528

INVESTING ACTIVITIES
Purchases of fixed income securities	(348,832)	(263,148)
Proceeds from sales of fixed income securities	309,151	228,089
Proceeds from maturities of fixed income securities	48,300	760
Purchases of equity securities	(308,343)	(113,091)
Proceeds from sales of equity securities	133,189	—
Net sales (purchases) of investments at equity	6,255	(11,240)
Purchases of derivatives and other invested assets	—	(4,993)
Proceeds from sales of derivatives and other invested assets	109,684	158,085
Purchases of short-term investments	(108,564)	(474,450)
Proceeds from sales of short-term investments	584,248	549,862
Proceeds from maturities of short-term investments	—	25
Net change in obligation to return short-sale obligations	—	(649,517)
Net change in cash and cash equivalents held as collateral	4,416	783,114
Net settlement of total return swaps	(343)	(2,616)
Purchases of fixed assets	(590)	(1,039)

Net cash provided by investing activities	428,571	199,841

FINANCING ACTIVITIES
Dividends to shareholder	(100,000)	(130,000)
Repayment of 10 3/8% long-term debt	—	(4,270)

Net cash used in financing activities	(100,000)	(134,270)

Net change in cash and cash equivalents	55,951	333,099
Cash and cash equivalents, beginning of period	159,862	147,506

Cash and cash equivalents, end of period	$215,813	$480,605

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,788	$13,009

Cash paid to parent for income taxes	$119,365	$34,802

SUPPLEMENTAL NON-CASH OPERATING AND INVESTING ACTIVITIES
Fixed income securities transferred to parent as payment for income taxes	$54,008	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

1.	Organization and Basis of Presentation

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

The interim financial data at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring items, that are necessary for a fair presentation of the Company’s results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current year’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

SFAS No. 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

SFAS No. 165. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009, the date the financial statements were issued. During this period, the Company did not have any recognizable or disclosable subsequent events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) that are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities as follows:

(i) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments (“FSP FAS 115-2”), which amends the other than temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. The recognition provision within FSP FAS 115-2 applies only to fixed income securities that are other than temporarily impaired. If the Company intends to sell or it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company asserts that it does not intend to sell and it is more likely than not that it will not be required to sell an other than temporarily impaired security before recovery of its cost basis, the impairment must be separated into credit and non-credit components with the credit portion of the other than temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 effective April 1, 2009 and the adoption did not affect the Company’s financial position or results of operations. FSP FAS 115-2 requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other than temporary impairment on debt securities which are still held as investments at the date of adoption from retained earnings to accumulated other comprehensive income. The Company reviewed other than temporary impairments it had previously recorded through earnings on fixed income securities held at April 1, 2009, which were $10,855, and determined that all of these other than temporary impairments were related to specific credit losses as the issuers had filed for bankruptcy and were in default of interest payments, resulting in no cumulative effect adjustment to opening retained earnings or accumulated other comprehensive income as of April 1, 2009.

(ii) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance on estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 effective April 1, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations.

(iii) FSP FAS 107-1 and APB 28-1, Interim disclosures about Fair Value Measurement, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations. See Note 4 to the consolidated financial statements for further details.

SAB 111. In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”), which amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The SAB was effective upon issuance and did not affect the Company’s financial position or results of operations.

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

The aggregate carrying value of the Company’s investment portfolio was $3,700,508 and $4,032,034 at June 30, 2009 and December 31, 2008, respectively, and is comprised of available-for-sale securities, held-for-trading securities, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives.

Available-For-Sale Securities

Investments in available-for-sale fixed income and equity securities are summarized below:

	At June 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
U.S. government and government agencies and authorities	$82,072	$10,819	$75	$92,816
States, municipalities and political subdivisions	1,090,602	98,832	3,870	1,185,564
Other corporate	128,776	36,109	—	164,885

Total fixed income securities	1,301,450	145,760	3,945	1,443,265
Equity securities — common stocks	1,187,484	116,327	46,051	1,257,760

Total available-for-sale securities	$2,488,934	$262,087	$49,996	$2,701,025

Included in equity securities at June 30, 2009 is a $148,676 investment in Johnson & Johnson common stock, which represents 12.0% of shareholder’s equity at that date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Included in equity securities at December 31, 2008 is a $156,642 investment in Johnson & Johnson common stock, which represents 13.4% of shareholder’s equity at that date.

The global financial crisis has increased the volatility of most investments. As a result, the market values of these investments may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. Certain individual available-for-sale securities had gross unrealized losses at June 30, 2009 totaling $49,996, which represented 8.3% of the cost or amortized cost of such securities in the aggregate. The following table summarizes, for those securities in an unrealized loss position, the fair value and gross unrealized loss by length of time those securities have been in an unrealized loss position at June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Loss	Securities	Value	Loss	Securities

Fixed income securities:
Investment grade:
U.S. government and government agencies and authorities:
6 months or less	$11,702	$75	3	$—	$—	—

States, municipalities and political subdivisions:
6 months or less	106,888	2,769	10	385,140	16,865	27
7 – 12 months	19,927	768	4	15,462	1,132	3
Greater than 12 months	16,216	333	2	—	—	—

	143,031	3,870	16	400,602	17,997	30

Non-investment grade, other corporate:
6 months or less	—	—	—	36,100	4,495	1

Total fixed income securities	154,733	3,945	19	436,702	22,492	31

Equity securities:
6 months or less	377,397	45,042	13	519,602	115,366	14
7 – 12 months	22,990	1,009	2	—	—	—

Total equity securities	400,387	46,051	15	519,602	115,366	14

Total securities in an unrealized loss position	$555,120	$49,996	34	$956,304	$137,858	45

Substantially all of the gross unrealized losses of $3,945 in the fixed income portfolio at June 30, 2009 are attributable to investment grade municipal bonds, over 79% of which are fully insured by Berkshire Hathaway Assurance Corp. for the payment of interest and principal in the event of issuer default. Of the 19 fixed income securities in a loss position at June 30, 2009, only one had a loss that exceeded 10% of its cost, in an immaterial amount of $60. The aggregate severity of the total unrealized losses in the fixed income portfolio at June 30, 2009 was approximately 2.5% of their amortized cost. Management has determined that the unrealized losses on its fixed income portfolio at June 30, 2009 are principally attributable to changes in interest rates and widening credit spreads. Management has based this conclusion on its current understanding of the issuers of these securities and has determined that it does not have the intent to sell these securities and it is more likely than not that it will not be required to sell these securities before recovery of their cost bases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The following table summarizes the fair values and gross unrealized losses of equity securities categorized first by length of time those equity securities have been in an unrealized loss position and then further categorized by the severity of the unrealized loss position at June 30, 2009.

	Unrealized Loss as a Percentage of Cost
								Gross
								Unrealized
	Fair Value	0-10%	10-20%	20-30%	30-40%	40-50%	>50%	Losses

6 months or less	$377,397	$15,683	$6,302	$22,943	$—	$—	$114	$45,042
7 – 12 months	22,990	132	—	—	877	—	—	1,009

Total equity securities fair value and gross unrealized losses	$400,387	$15,815	$6,302	$22,943	$877	$—	$114	$46,051

Number of securities	15	7	3	2	1	—	2	15

The aggregate severity of the total unrealized losses in the equity portfolio at June 30, 2009 was approximately 10.3% of their cost, including one security with aggregate losses totaling $19,660, or 21.7% of its cost, that has been in an unrealized loss position for less than six months. Management has evaluated the financial condition and near-term prospects of the issuers of equity securities in an unrealized loss position and the price volatility of the equity securities themselves, as well as recoveries or additional declines in fair value subsequent to the balance sheet date, and believes they have the potential for recovery within a reasonable period of time and therefore does not consider them to be other than temporarily impaired.

At each reporting date, and more frequently when conditions warrant, management evaluates all available-for-sale securities with unrealized losses to determine whether an other than temporary decline in value exists and whether losses should be recognized in earnings rather than in accumulated other comprehensive income (loss). The process for determining whether a security is other than temporarily impaired requires judgment and involves analyzing many factors. These factors include but are not limited to (i) the length of time and extent to which the fair value has been less than its cost or amortized cost; (ii) the severity of the impairment; (iii) the cause of the impairment; (iv) the financial condition and near-term prospects of the issuer as well as specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; and (v) for fixed income securities, the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which in some cases, may extend to maturity, and for equity securities, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value in the near term. To the extent management determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

Management reviewed currently available information regarding all securities where the estimated fair value was less than cost or amortized cost at June 30, 2009 and based thereon, recorded other than temporary impairment charges of $51,553 and $105,954 in the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2009, all other than temporary impairments were due to write downs of equity securities. For the six months ended June 30, 2009, of the $105,954 of other than temporary impairments, $3,507 was in respect of fixed income securities, all of which was credit related, and the remaining $102,447 was due to write downs of equity securities. There are no credit related losses for which a portion of the other than temporary impairment has been recognized in accumulated other comprehensive income. For the three and six months ended June 30, 2008, the Company recorded other than temporary impairment charges of $165 and $41,078, respectively, primarily related to write downs of equity securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Fixed Income Securities Designated as Held-for-Trading

Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those designated as such by management pursuant to the fair value option under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). These securities, which are recorded at fair value on the consolidated balance sheets, include convertible securities with embedded derivatives, mortgage-backed securities purchased at deep discounts to par and certain corporate fixed income securities. Changes in fair value of held-for-trading securities are recognized as realized investment gains and losses in the consolidated statements of operations in the period in which they occur and amounted to gains of $37,053 and $23,129, and $580 and $1,777, for the three and six months ended June 30, 2009 and 2008, respectively. The fair values of these securities were $331,022 and $233,998 at June 30, 2009 and December 31, 2008, respectively, which include convertible securities of $182,328 and $166,131 at June 30, 2009 and December 31, 2008, respectively, mortgage-backed securities of $115,493 and $66,393 at June 30, 2009 and December 31, 2008, respectively, and other corporate bonds of $33,201 and $1,474 at June 30, 2009 and December 31, 2008, respectively.

Included in held-for-trading securities are two convertible securities issued by Level 3 Communications, Inc. with a combined value of $143,854, which together with an investment in Level 3 Communications, Inc. common stock of $36,340, represented 14.5% of shareholder’s equity at June 30, 2009 (12.8% at December 31, 2008).

Investments at Equity

Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. These investments consist of equity interests of between approximately 1.0% and 47.0% at June 30, 2009, with a total carrying value of $150,009 and $117,586 at June 30, 2009 and December 31, 2008, respectively.

Significant Subsidiary

Included in the Company’s investments at equity is its investment in HWIC Asia Fund (“HWIC”), in which it holds a 31.7% interest as of June 30, 2009. HWIC is accounted for in accordance with the equity method of accounting. For the three months ended June 30, 2009, HWIC was a significant subsidiary as defined in the SEC’s Regulation S-X. The Company’s aggregate share of HWIC’s statement of income reported in the Company’s results (in investment income) for the three months ended June 30, 2009, is summarized as follows:

Three Months Ended
June 30, 2009

Total revenues	$23,475
Total expenses	$1,050
Income from continuing operations	$22,425
Net income	$22,424

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Derivatives and Other Invested Assets

Derivative Securities

The Company utilizes derivative securities to mitigate financial risks arising principally from its investment holdings and receivables. Effective January 1, 2009, the Company adopted SFAS 161, which requires enhanced disclosures about derivatives and hedging activities. The Company’s derivative securities are principally comprised of credit default swaps, none of which is designated as a hedge, and are included in derivatives and other invested assets on the consolidated balance sheets at fair value. The Company had no derivative liabilities at June 30, 2009 or December 31, 2008. Changes in fair value of derivative securities are included in realized investment gains and losses on the consolidated statements of operations in the period in which they occur.

The following table summarizes the Company’s derivative securities at June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Notional		Fair Value	Notional		Fair Value
	Amount	Cost	Asset	Amount	Cost	Asset

Credit default swaps	$1,538,616	$21,624	$42,620	$3,044,313	$42,477	$138,830
Eurodollar futures contracts	—	—	—	1,013,000	—	—	[1]
Warrants	101,201	10,225	2	101,201	10,225	—

[1]	Eurodollar futures contracts are settled daily and therefore had no fair value at December 31, 2008.

Credit Default Swaps

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of June 30, 2009, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which Fairfax and the Company endeavor to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $13,704 at June 30, 2009. The Company has the right to sell or repledge $10,511 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($28,916 at June 30, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.

At June 30, 2009, the credit default swap portfolio had an average term to expiry of 2.8 years. A maturity analysis of the credit default swaps at June 30, 2009 is summarized as follows:

	Notional
	Amount	Fair Value

Expiring in one year or less	$597,938	$6,804
Expiring after 1 year through 5 years	940,678	35,816

	$1,538,616	$42,620

The following table summarizes the changes in fair value of the Company’s derivative securities and short positions included in net realized investment gains and losses in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Credit default swaps	$(18,746)	$2,672	$13,450	$156,645
SPDRs short-sales	—	(4,009)	—	65,506
Total return swaps	—	11,797	—	11,797
Common stock short-sales	—	(112)	—	4,749
S&P Index call options	—	(33)	—	(453)
Other[1]	1	(2,240)	(341)	(3,470)

Total net realized investment (losses) gains	$(18,745)	$8,075	$13,109	$234,774

[1]	Other includes warrants and Eurodollar futures contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Further analysis of the realized gains for the three and six months ended June 30, 2009 and 2008 is set forth in the tables below. The realized gains or losses on disposal represent inception to date gains or losses on positions closed in the periods. The reversal of the mark-to-market gains or losses represents changes in fair value recognized in prior periods on securities sold and the mark-to-market gains on losses in the current period represents changes in fair value on credit default swaps still outstanding.

	Three Months Ended June 30, 2009
	Credit Default
	Swaps[1]	Other Derivatives	Total

Realized gains on disposal	$—	$—	$—
Reversal of mark-to-market gains recognized in prior periods	—	—	—
Mark-to-market (losses) gains recognized in period	(18,746)	1	(18,745)

Net realized investment (losses) gains	$(18,746)	$1	$(18,745)

[1]	During the three months ended June 30, 2009, the Company had no sales of credit default swaps.

	Three Months Ended June 30, 2008
				Common	S&P
	Credit	SPDRs	Total	Stock	Index
	Default	Short-	Return	Short-	Call	Other
	Swaps[1]	Sales	Swaps	Sales	Options	Derivatives	Total

Realized gains (losses) on disposal	$25,982	$(22,523)	$(2,617)	$2,053	$(228)	$—	$2,667
Reversal of previously recognized mark-to-market (gains) losses on current period disposals	(21,911)	18,514	—	(2,165)	228	—	(5,334)
Mark-to-market (losses) gains recognized in period	(1,399)	—	14,414	—	(33)	(2,240)	10,742

Net realized investment gains (losses)	$2,672	$(4,009)	$11,797	$(112)	$(33)	$(2,240)	$8,075

[1]	During the three months ended June 30, 2008, the Company sold credit default swaps with a cost of $4,668 and notional amount of $145,776 for proceeds of $30,650.

	Six Months Ended June 30, 2009
	Credit
	Default	Other
	Swaps[1]	Derivatives	Total

Realized gains on disposal	$88,807	$(343)	$88,464
Reversal of mark-to-market gains recognized in prior periods	(60,119)	—	(60,119)
Mark-to-market (losses) gains recognized in period	(15,238)	2	(15,236)

Net realized investment gains (losses)	$13,450	$(341)	$13,109

[1]	During the six months ended June 30, 2009, the Company sold credit default swaps with a cost of $20,853 and notional amount of $1,387,500 for proceeds of $109,660.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	Six Months Ended June 30, 2008
				Common	S&P
	Credit	SPDRs	Total	Stock	Index
	Default	Short-	Return	Short-	Call	Other
	Swaps[1]	Sales	Swaps	Sales	Options	Derivatives	Total

Realized gains (losses) on disposal	$149,518	$(22,523)	$(2,617)	$5,116	$(1,615)	$—	$127,879
Reversal of previously recognized mark-to-market (gains) losses on current period disposals	(103,545)	88,029	—	(367)	1,555	—	(14,328)
Mark-to-market gains (losses) recognized in period	110,672	—	14,414	—	(393)	(3,470)	121,223

Net gains realized investment gains (losses)	$156,645	$65,506	$11,797	$4,749	$(453)	$(3,470)	$234,774

[1]	During the six months ended June 30, 2008, the Company sold credit default swaps with a cost of $20,259 and notional amount of $778,891 for proceeds of $169,777.

Other Invested Assets

Other invested assets are comprised of investments for which the Company has elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). These investments, which include the Company’s investments in Odyssey Re Holdings Corp. (“Odyssey”) common and preferred stock and Advent Capital (Holdings) PLC (“Advent”), are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. At June 30, 2009 and December 31, 2008, other invested assets had a fair value of $214,310 and $273,917, respectively. For the three and six months ended June 30, 2009 and 2008, the change in fair value of other invested assets resulted in a realized investment gain (loss) of $11,455 and $(59,607), and $668 and $(40,416), respectively. For the six months ended June 30, 2009, the loss was primarily attributable to the change in fair value of the Company’s investment in Odyssey common stock, which was acquired in the fourth quarter of 2008, whereas for the six months ended June 30, 2008 the loss was primarily due to the change in fair value of the Company’s investment in Northbridge Financial Corp. which was sold in the fourth quarter of 2008.

Related Party Transactions

In May 2009, the Company sold municipal securities with a fair market value of $14,725 to nSpire Re Limited, a Fairfax affiliate, for cash consideration and a pre-tax gain of $875.

In March 2009, the Company sold several municipal securities with a fair market value of $97,112 to certain Fairfax affiliates, for cash consideration and a pre-tax gain of $4,236. Also in March 2009, the Company transferred municipal securities with a fair market value of $54,008 to Fairfax Inc., as partial settlement of a tax liability, resulting in a pre-tax gain of $5,907.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

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

For determining the fair value of its Level 1 investments (approximately 43% of total investment portfolio at fair value), the Company utilizes quoted market prices in active markets for identical securities. The Company’s Level 1 investments include exchange-traded equity securities in active markets.

The Company’s Level 2 investments (approximately 56% of total investment portfolio at fair value), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Also included in Level 2 investments are certain mortgage-backed securities, purchased at deep discounts to par, as well as credit default swaps that are priced principally using broker-dealer quotes and inactively traded convertible corporate debentures which are valued using a pricing model. All the values of the Company’s Level 2 investments are based on observable market inputs such as benchmark yields, reported trades, credit spreads, discount rates and bids. For determining the fair value of credit default swaps, the Company utilizes broker-dealer quotes which include observable credit spreads, with current market spreads being the primary observable input. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. During the three months ended March 31, 2009, the Company transferred $47,611 of Level 3 investments to Level 2 investments, after determining that broker-dealer quotes would be used to determine the fair value of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company’s Level 3 investments are comprised of mortgage-backed securities purchased at deep discounts to par (less than 1% of total investment portfolio at fair value), which are valued using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available.

The following tables present the Company’s investment portfolio (excluding cash and cash equivalents and investments at equity) measured at fair value on a recurring basis, within the fair value hierarchy, at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$92,816	$—	$92,816
States, municipalities and political subdivisions	—	1,185,564	—	1,185,564
Other corporate	—	164,885	—	164,885

Total available-for-sale fixed income securities	—	1,443,265	—	1,443,265
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	93,580	21,913	115,493
Other corporate	—	215,529	—	215,529

Total held-for-trading fixed income securities	—	309,109	21,913	331,022
Equity securities	1,228,306	29,454	—	1,257,760
Derivatives and other invested assets	204,539	52,393	—	256,932
Short-term investments	—	45,707	—	45,707

Total	$1,432,845	$1,879,928	$21,913	$3,334,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	December 31, 2008
	Quoted Prices in	Significant Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$169,430	$—	$169,430
States, municipalities and political subdivisions	—	1,315,465	—	1,315,465
Other corporate	—	48,439	—	48,439

Total available-for-sale fixed income securities	—	1,533,334	—	1,533,334
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	—	66,393	66,393
Other corporate	—	167,605	—	167,605

Total held-for-trading fixed income securities	—	167,605	66,393	233,998
Equity securities	998,582	21,572	—	1,020,154
Derivatives and other invested assets	262,310	164,064	—	426,374
Short-term investments	—	549,937	—	549,937

Total	$1,260,892	$2,436,512	$66,393	$3,763,797

At June 30, 2009 and December 31, 2008, the Company did not carry any liabilities at fair value. The fair value of the Company’s long-term debt, determined from market prices, was $292,875 and $244,200 at June 30, 2009 and December 31, 2008, respectively.

The following table provides a summary of changes in fair value of Level 3 financial assets for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance, beginning of period	$29,694	$2,661	$66,393	$2,500
Purchases, issuances and settlements	(11,404)	—	(1,435)	—
Transfers to Level 2	—	—	(47,611)	—
Realized gains (losses) included in net income	3,623	(163)	4,566	(2)

Balance, end of period	$21,913	$2,498	$21,913	$2,498

Total gains (losses) for the period recognized in earnings attributable to the change in unrealized gains or losses relating to assets held at period end.	$246	$(163)	$973	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

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

At June 30, 2009 and December 31, 2008, the Company’s investment in Advent is recorded in derivatives and other invested assets on the consolidated balance sheets at a fair value of $9,771 and $11,607, respectively. For the three and six months ended June 30, 2009 the change in fair value of the Company’s investment in Advent was a gain (loss) of $74 and $(1,836), respectively, which was recorded through realized investment gains and losses in the consolidated statements of operations.

At June 30, 2009 and December 31, 2008, the Company’s investments in Odyssey’s common and preferred stock are recorded in derivatives and other invested assets on the consolidated balance sheets at fair values of $197,953 and $6,586, and $256,570 and $5,740, respectively. For the three and six months ended June 30, 2009, the total change in fair value of the Company’s investments in Odyssey common and preferred stock was a gain (loss) of $11,381 and $(57,771), respectively, which was recorded through realized investment gains and losses in the consolidated statements of operations. Dividends of $520 and $1,054 were recorded from Odyssey for the three and six months ended June 30, 2009, respectively, and have been recorded as investment income in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross unpaid losses and LAE, beginning of period	$2,871,026	$3,172,873	$2,987,803	$3,178,506
Less ceded unpaid losses and LAE	670,237	1,139,807	684,239	1,197,496

Net unpaid losses and LAE, beginning of period	2,200,789	2,033,066	2,303,564	1,981,010

Losses and LAE incurred related to:
Current period	143,365	186,720	290,100	382,982
Prior years	(10,890)	59,026	(21,775)	72,374

Total losses and LAE incurred	132,475	245,746	268,325	455,356

Losses and LAE paid related to:
Current period	42,877	58,095	73,438	85,612
Prior years	146,801	(174,240)	354,865	(44,203)

Total losses and LAE paid	189,678	(116,145)	428,303	41,409

Net unpaid losses and LAE, end of period	2,143,586	2,394,957	2,143,586	2,394,957
Add ceded unpaid losses and LAE	663,097	724,587	663,097	724,587

Gross unpaid losses and LAE, end of period	$2,806,683	$3,119,544	$2,806,683	$3,119,544

For the three and six months ended June 30, 2009, the Company reported favorable prior years’ loss development as compared to adverse loss development in the corresponding 2008 periods. The adverse loss development in 2008 was primarily attributable to a loss on commutation of a finite reinsurance contract of $75,470 in the second quarter. In addition, for the six months ended June 30, 2008, prior year loss development was also adversely impacted by a $25,500 loss attributable to the settlement of an asbestos lawsuit. Losses and LAE paid related to prior years for the three and six months ended June 30, 2008 includes proceeds from the aforementioned commutation of $302,500.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

June 30,
2009

Ceded unpaid losses and LAE in the table above	$663,097
Reconciling items:
Reinsurance receivable on paid losses and LAE	11,240
Retroactive reinsurance recoverable	257,683

Reinsurance recoverable on the consolidated balance sheet	$932,020

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$372,456	$434,194	$387,224	$428,139
Less ceded unpaid losses and ALAE	95,432	83,178	85,336	94,497

Net unpaid losses and ALAE, beginning of period	277,024	351,016	301,888	333,642
Net losses and ALAE incurred	—	—	—	25,500
Net paid losses and ALAE	10,499	11,748	35,363	19,874

Net unpaid losses and ALAE, end of period	266,525	339,268	266,525	339,268
Add ceded unpaid losses and ALAE	113,671	82,349	113,671	82,349

Gross unpaid losses and ALAE, end of period	$380,196	$421,617	$380,196	$421,617

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Environmental
Gross unpaid losses ALAE, beginning of period	$107,517	$114,387	$107,948	$117,768
Less ceded unpaid losses and ALAE	30,466	31,754	28,969	32,725

Net unpaid losses and ALAE, beginning of period	77,051	82,633	78,979	85,043
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	1,754	3,780	3,682	6,190

Net unpaid losses and ALAE, end of period	75,297	78,853	75,297	78,853
Add ceded unpaid losses and ALAE	29,665	30,887	29,665	30,887

Gross unpaid losses and ALAE, end of period	$104,962	$109,740	$104,962	$109,740

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $17,883 and $20,258, net of reinsurance, at June 30, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums written:
Direct	$228,956	$274,775	$439,855	$552,824
Assumed from other companies, pools or associations	9,227	4,864	16,553	9,408
Ceded to other companies, pools or associations	(39,971)	(33,358)	(77,926)	(71,298)

Net premiums written	$198,212	$246,281	$378,482	$490,934

Premiums earned:
Direct	$227,906	$289,728	$464,458	$592,615
Assumed from other companies, pools or associations	9,609	5,222	17,281	10,108
Ceded to other companies, pools or associations	(37,234)	(32,068)	(74,028)	(68,031)

Premiums earned	$200,281	$262,882	$407,711	$534,692

The net impact of ceded reinsurance transactions for the three and six months ended June 30, 2009 and June 30, 2008 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earned premiums ceded to reinsurers	$(37,234)	$(32,068)	$(74,028)	$(68,031)
Commissions earned on ceded reinsurance premiums	9,313	7,018	17,567	14,624
Claims incurred ceded to reinsurers	17,349	(68,359)	40,924	(59,104)
Provision for uncollectible reinsurance	—	(2,000)	(2,000)	(4,000)

Net impact of ceded reinsurance transactions	$(10,572)	$(95,409)	$(17,537)	$(116,511)

The components of the Company’s total reinsurance recoverable are summarized as follows:

	June 30,	December 31,
	2009	2008

Reinsurance recoverable on unpaid losses and LAE	$920,780	$949,364
Reinsurance receivable on paid losses and LAE	11,240	18,853

Total reinsurance recoverable	$932,020	$968,217

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $55,467 and $55,999 at June 30, 2009 and December 31, 2008, respectively. Included in reinsurance recoverable is $141,030 and $142,213 at June 30, 2009 and December 31, 2008, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased annuities to settle certain claim liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Corporate Aggregate Reinsurance

The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At June 30, 2009, only one retroactive contract with a remaining limit of $51,000 and one prospective contract with a remaining limit of $96,272 are in effect. This prospective contract had no effect on operations for the three months ended June 30, 2009.

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of operations follows ((decrease) increase in indicated component):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Funds held interest charged to investment income	$(3,832)	$(3,798)	$(7,599)	$(9,107)
Losses and LAE	(3,721)	71,669	(7,442)	68,262

Decrease in income before income taxes	$(111)	$(75,467)	$(157)	$(77,369)

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(3,721)	(12,579)	(7,442)	(16,382)

Decrease in deferred income	(3,721)	(12,579)	(7,442)	(16,382)
Deferred income on retroactive reinsurance — beginning of period	117,556	148,238	121,277	152,041

Deferred income on retroactive reinsurance — end of period	$113,835	$135,659	$113,835	$135,659

For the three months ended June 30, 2009, the above activity arises from the 2001 retroactive adverse development contract for $400,000, which is the only retroactive reinsurance contract that remains in effect. The reinsurance recoverable and funds held balances in respect of this contract were $349,000 and $228,441, respectively, at June 30, 2009 ($349,000 and $220,843, respectively, at December 31, 2008).

For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

8.	Income Taxes

The effective income tax rate was a tax expense of 26.6% and a tax benefit of 40.8% in the three and six months ended June 30, 2009, respectively. The effective rate differs from the statutory federal income tax rate of 35% primarily because of the benefit of tax-exempt interest and dividends received deductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

9.	Commitments and Contingencies

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. On June 25, 2009, Fairfax announced that it had been informed by the New York Regional Office of the SEC that its investigation as to Fairfax had been completed and that it did not intend to recommend any enforcement action by the SEC.

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

The Company operates primarily in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

General liability	$36,638	$52,532	$76,167	$106,564
Workers’ compensation	47,223	60,654	94,637	118,353
Commercial automobile	33,096	48,250	68,499	101,807
Property	24,310	44,920	54,870	100,910
Commercial multi-peril	19,240	20,208	38,720	40,774
Accident and health	33,437	29,301	62,108	52,224
Other[1]	6,337	7,017	12,710	14,060

Total premiums earned	$200,281	$262,882	$407,711	$534,692

[1]	Other includes surety, homeowners and personal automobile lines of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
General liability	$27,472	75.0%	$37,622	71.6%	$54,500	71.6%	$77,830	73.0%
Workers’ compensation	37,094	78.6%	46,651	76.9%	75,763	80.1%	95,181	80.4%
Commercial automobile	25,625	77.4%	35,666	73.9%	50,380	73.5%	75,016	73.7%
Property	17,413	71.6%	31,587	70.3%	39,956	72.8%	67,858	67.2%
Commercial multi-peril	10,768	56.0%	12,438	61.5%	22,111	57.1%	25,216	61.8%
Accident and health	22,737	68.0%	20,039	68.4%	42,469	68.4%	35,737	68.4%
Other	2,256	35.6%	2,717	38.7%	4,921	38.7%	6,144	43.7%

Total accident year losses and LAE	143,365	71.6%	186,720	71.0%	290,100	71.2%	382,982	71.6%
Prior years’ loss development	(10,890)	(5.5)	59,026	22.5	(21,775)	(5.4)	72,374	13.6

Calendar year losses and LAE	$132,475	66.1%	$245,746	93.5%	$268,325	65.8%	$455,356	85.2%

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

Statements Regarding Forward-Looking Information

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe-harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Competitive conditions in the insurance market and the ability to attract and retain new business;

•	Adverse effect of continuing volatility in the global financial markets including changes in interest rates, credit spreads, foreign currency exchange rates and other factors;

•	Current economic downturn;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to realize the Company’s investment objectives;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Loss of key producers;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Ability of Fairfax to determine the outcome of corporate action requiring stockholder approval;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and ALAE, including incurred but not reported losses and development of reported losses, are projected by line of business by accident year using several standard actuarial methodologies. At each balance sheet date, Company management establishes its “best estimate” based on the actuarial central estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. At June 30, 2009, the Company’s actuaries concurred with the reasonableness of management’s best estimate.

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

No adjustment was made to asbestos, environmental or other latent reserves in the three and six months ended June 30, 2009. In 2008 and 2007, based on the Company’s internal actuarial reviews, the Company strengthened its asbestos, environmental and other latent reserves by $36,215 and $54,547, respectively.

Investments

The Company is responsible for determining the fair value of its investment portfolio by utilizing market-driven fair value measurements obtained from active markets where available, by considering observable and unobservable inputs and by employing valuation techniques that make use of current market data.

In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further details on the fair value hierarchy refer to Note 4 to the consolidated financial statements. The Company’s Level 3 investments are comprised of mortgage-backed securities purchased at deep discounts to par (less than 1% of total investment portfolio), which are valued using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. Other mortgage-backed securities, purchased at deep discounts to par (approximately 3% of total investment portfolio), are included in Level 2 investments as they are priced using broker-dealer quotes. At June 30, 2009, the total fair value of the Company’s Level 2 and Level 3 mortgage-backed securities was $115,493. Gains or losses arising from changes in the fair value of the mortgage-backed securities are recorded in realized investment gains and losses in the consolidated statements of operations. For the three and six months ended June 30, 2009, realized investment gains resulting from the net change in fair value of the mortgage-backed securities were $17,151 and $5,893, respectively.

Derivatives held by the Company at June 30, 2009 are principally credit default swaps. These credit default swaps are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements. At June 30, 2009 and December 31, 2008, the fair value of the credit default swaps was $42,620 and $138,830, respectively. Gains or losses arising from changes in the fair value of the credit default swaps are recorded in realized investment gains and losses in the consolidated statements of operations. For the three and six months ended June 30, 2009 and 2008, realized investment (losses) gains resulting from the net change in fair value of the credit default swaps were $(18,746) and $13,450 and $2,672 and $156,645, respectively.

The global financial crisis has increased the volatility of most investments. As a result, the market values of these investments may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. At each reporting date, and more frequently when conditions warrant, management evaluates all available-for-sale securities with unrealized losses to determine whether an other than temporary decline in value exists and whether losses should be recognized in earnings rather than in accumulated other comprehensive income (loss). The process for determining whether a security is other than temporarily impaired requires judgment and involves analyzing many factors. These factors include but are not limited to (i) the length of time and extent to which the fair value has been less than its cost or amortized cost; (ii) the severity of the impairment; (iii) the cause of the impairment; (iv) the financial condition and near-term prospects of the issuer as well as specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; and (v) for fixed income securities, the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which in some cases, may extend to maturity, and for equity securities, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value in the near term. To the extent management determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessments of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment regarding these risks and uncertainties are involved in determining if a decline is other than temporary. Given the prolonged nature of the current financial market downturn, the duration and severity of unrealized losses has exceeded historical norms making it particularly difficult for management to evaluate whether impairments are other than temporary. Management will continue to monitor these unrealized losses and will assess all available facts and circumstances for each security as they become known, which may result in changes to the conclusions reached at June 30, 2009 based on current facts and circumstances existing at that date, resulting in additional other than temporary impairments in future periods.

During the three and six months ended June 30, 2009 and 2008, the Company recorded other than temporary impairment charges of $51,553 and $105,954, and $165 and $41,078, respectively, primarily related to write-downs of equity securities.

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

At June 30, 2009 and December 31, 2008, reinsurance recoverable was $932,020 and $968,217, net of reserves for uncollectible reinsurance of $55,467 and $55,999, respectively. Included in reinsurance recoverable is $141,030 and $142,213 at June 30, 2009 and December 31, 2008, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased annuities to settle certain claim liabilities. The provision for uncollectible reinsurance for the three and six month periods ended June 30, 2009 and 2008 was $0 and $2,000, and $2,000 and $4,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s operating subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets arising from investments (a significant portion of which relate to impairments), loss reserve discounting, deferred income on retroactive reinsurance and unearned premium adjustments. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

At June 30, 2009, there are no valuation allowances against the Company’s gross deferred tax assets of $219,626. The Company has determined that a valuation allowance is not required with respect to temporary differences that would reverse as capital losses because the Company realized capital gains in 2007 and 2008 that can be offset by capital losses incurred in 2009 or 2010. In addition, the Company has the ability and intent to hold its available-for-sale securities until maturity or recovery. The Company’s current projections of future taxable income are based on assumptions of declining premium volumes and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

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

The Company’s objective is to expand opportunistically into classes of business or market segments that are consistent with its underwriting expertise and have the potential to generate an underwriting profit. Management believes the Company’s ability to identify and react to changing market conditions provides it with a competitive advantage. Based on the experience and underwriting expertise of its underwriters, the Company seeks to write new lines of business and expand existing classes of business based on market conditions and expected profitability. The Company offers insurance products designed to meet specific insurance needs of targeted policyholder groups and underwrites specific types of coverage for markets that are generally underserved by the industry.

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

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, credit conditions and interest rates, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends. These soft market conditions heightened in 2008 and the Company has continued to see soft market pricing through all lines of business in the first six months of 2009 with competitors in some cases writing accounts at levels below average developed losses with multi-year rate lock deals and frequently terms and conditions are expanded without much price consideration. There are some hopeful signs that the market is in transition, evidenced by stable or slightly increasing rates across some lines of business such as California workers’ compensation, where the Company saw slight rate increases through June 2009. Also, some property insurers are reducing available limits in peak catastrophe zones as a result of significant catastrophe losses sustained by the industry in 2008, primarily from Hurricane Ike, and increases in property catastrophe reinsurance costs, resulting in property rates stabilizing or even increasing in some cases.

During the first six months of 2009, the Company’s renewal retention rates, renewal pricing and new business growth all declined compared to the first six months of 2008; however, the rates of decline for retention and pricing appear to have moderated since the latter half of 2008. Renewal retention rates declined by approximately 1 and 3 percentage points in the first and second quarters of 2009, respectively, as compared to declines of approximately 4 percentage points in each of the third and fourth quarters of 2008. Specifically, renewal retention rates for casualty lines remained stable and renewal retention rates for property lines declined by approximately 9 percentage points in the first six months of 2009 as compared to 2008, with the property renewal rates continuing to be depressed by underwriting actions intended to improve profitability. Renewal pricing declined by approximately 1% in each of the first and second quarters of 2009 as compared to rate declines of approximately 5% and 4% in the third and fourth quarters of 2008, respectively. New business growth continues to remain very challenging and declined by approximately 25% in the first six months of 2009, attributable to a reduction in both casualty and property business.

Although there is some evidence of deceleration in rate decreases and an expectation that prices will further stabilize, the Company expects the market to remain competitive for the remainder of 2009. Under such conditions, the Company will continue to reject underpriced new business opportunities and to shed accounts and classes of business that are unprofitable. As a consequence, it is likely that the Company’s premium volume will decline further and the expense ratio will increase as the shrinkage of premium revenues outpaces cost-cutting measures. In addition, as premium receipts decline and claim payments continue at or near historical norms, the Company is likely to continue to have negative cash flow from operations in the near future.

Reinsurance Programs

The most significant component of the Company’s ceded reinsurance program is property reinsurance which is comprised of two coverages: catastrophe and property per risk. The Company renewed its property catastrophe treaties in the second quarter of 2009 and its property per risk treaty effective July 1, 2009 and has modified coverage and retention levels as deemed necessary in the current market environment.

Effective June 1, 2009, the Company placed its property catastrophe reinsurance treaty (excluding Seneca). Both the expiring and renewal treaties exclude non-admitted fire and inland marine policies, which are covered under separate treaties, and the expiring treaty also excluded difference in condition policies, which are covered under the new treaty. The expiring treaty provided coverage of $85 million in excess of $65 million whereas the new treaty provides coverage of $35 million in excess of $40 million, recognizing the Company’s reduced property exposures. The Company is obliged to reinstate any limits used at 100% of the original premium.

Effective May 1, 2009, Seneca placed its property catastrophe treaty providing coverage for the Company’s non-admitted fire and inland marine business along with Seneca’s property business. The expiring treaty provided coverage of $50 million in excess of $10 million, whereas the renewal provides coverage of $45 million in excess of $15 million.

Effective July 1, 2009, the Company placed a combined property per risk program providing coverage for Crum & Forster’s standard property division and a combined division covering Seneca’s standard property division and the Company’s non-admitted fire and inland marine business. Both the expiring and renewal treaties provide $25 million in capacity.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross premiums written	$238,183	$279,639	$456,408	$562,232

Net premiums written	$198,212	$246,281	$378,482	$490,934

Premiums earned	$200,281	$262,882	$407,711	$534,692
Losses and LAE	132,475	245,746	268,325	455,356
Underwriting expenses	68,806	83,318	136,243	164,375

Underwriting (loss) income	(1,000)	(66,182)	3,143	(85,039)
Investment income and net realized investment gains and losses	86,684	40,954	30,883	212,063
Interest and other expense	7,734	6,522	15,470	15,684
Costs related to early retirement of debt	—	392	—	392

Income (loss) before income taxes and equity in earnings of investees	77,950	(32,142)	18,556	110,948
Income tax expense (benefit)	20,697	(12,564)	(7,670)	36,662

Income (loss) before equity in earnings of investees	57,253	(19,578)	26,226	74,286
Equity in (losses) earnings of investees, net of tax	(1)	2	79	(461)

Net income (loss)	$57,252	$(19,576)	$26,305	$73,825

Loss and LAE ratio	66.1%	93.5%	65.8%	85.2%
Underwriting expense ratio	34.4	31.7	33.4	30.7

Combined ratio	100.5%	125.2%	99.2%	115.9%

The increase in net income in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily attributable to improved underwriting results and higher investment earnings. The improvement in underwriting income and corresponding loss and LAE and combined ratios was principally due to a charge of $75,470 (28.7 loss ratio points) in the second quarter of 2008 associated with the commutation of a finite reinsurance contract. The increase in investment earnings was primarily due to higher income from investments at equity, including partnership investments, and higher net realized investment gains.

The decrease in net income in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily attributable to lower investment earnings, partially offset by higher underwriting income. Investment earnings were lower in the six months ended June 30, 2009, primarily due to lower net realized gains on derivative and short-sale securities which were $13,109 for the six months ended June 30, 2009 as compared to $234,774 for the six months ended June 30, 2008. 2008 net realized gains on derivative and short-sale securities primarily reflect significant gains related to credit default swaps and Standard and Poor’s Depositary Receipts (“SPDRs”) short-sales. Partially offsetting the decline in realized investment gains was higher income from investments at equity, including partnership investments. The increase in underwriting income and corresponding improvement in the loss and LAE and combined ratios was principally due to the effect of one-time charges recorded in the six months ended June 30, 2008, including the aforementioned reinsurance commutation (14.1 loss ratio points) and a $25,500 charge (4.8 loss ratio points) associated with an asbestos lawsuit settlement in the first quarter of 2008.

The effective income tax rate was a tax expense of 26.6% and a tax benefit of 40.8% for the three and six months ended June 30, 2009, respectively, as compared to a tax benefit of 39.1% and a tax expense of 33.0% for the three and six months ended June 30, 2008, respectively. For 2009, the effective rate differs from the statutory federal income tax rate of 35% primarily because of the benefit of tax-exempt interest and dividends received deductions totaling $6,340, or 8.1%, and $13,927, or 74.6%, for the three and six months ended June 30, 2009, respectively.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended June 30,
			Increase/	Percent
	2009	2008	(Decrease)	Change

General liability	$51,216	$59,679	$(8,463)	(14.2)%
Workers’ compensation	51,885	52,922	(1,037)	(2.0)%
Commercial automobile	34,339	41,674	(7,335)	(17.6)%
Property	26,141	58,352	(32,211)	(55.2)%
Commercial multi-peril	22,011	22,900	(889)	(3.9)%
Accident and health	46,592	37,613	8,979	23.9%
Other	5,999	6,499	(500)	(7.7)%

Total gross premiums written	$238,183	$279,639	$(41,456)	(14.8)%

	Six Months Ended June 30,
			Increase/	Percent
	2009	2008	(Decrease)	Change

General liability	$103,359	$123,514	$(20,155)	(16.3)%
Workers’ compensation	101,965	107,640	(5,675)	(5.3)%
Commercial automobile	62,049	99,908	(37,859)	(37.9)%
Property	49,600	106,716	(57,116)	(53.5)%
Commercial multi-peril	41,359	42,353	(994)	(2.3)%
Accident and health	87,322	70,823	16,499	23.3%
Other[1]	10,754	11,278	(524)	(4.6)%

Total gross premiums written	$456,408	$562,232	$(105,824)	(18.8)%

[1]	Other includes surety, homeowners and personal automobile lines of business.

For the three months ended June 30, 2009, gross premiums written associated with the Company’s commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $49,935, or 21.2%, as compared to the three months ended June 30, 2008, primarily due to a decline in new business of approximately 4%, a decline in renewal retention rates of approximately 3 percentage points and price decreases on renewal policies of approximately 1%. For the six months ended June 30, 2009, gross premiums written associated with the Company’s commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $121,799, or 25.4%, as compared to the six months ended June 30, 2008, primarily due to a decline in new business of approximately 25%, a decline in renewal retention rates of approximately 2 percentage points and price decreases on renewal policies of approximately 1%. The year to date decline in new business is attributable to a reduction in both property and casualty writings. Although there is some evidence that rate decreases have started to moderate and may further stabilize in 2009, the prolonged soft market conditions continue to make it very challenging to write new business at acceptable rates. In addition to competitive market conditions, the decline in gross premiums written is also attributable to underwriting actions taken by the Company to reduce unprofitable classes of business, most notably a reduction in the property and commercial automobile lines of business. The Company continues to maintain its disciplined approach to underwriting in this highly competitive market, renewing business and writing new business only where it believes rates are acceptable and terms and conditions are appropriate for the exposure.

The decline in gross premiums written in the commercial lines was partially offset by growth from the accident and health business.

Casualty Gross Premiums Written

For the three and six months ended June 30, 2009, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $16,835, or 10.9%, and $63,689, or 19.2%, respectively, as compared to the three and six months ended June 30, 2008. For the three months ended June 30, 2009, the decrease was primarily due to a lower renewal premium base, although renewal retention rates were stable relative to prior year, and price reductions on renewal policies of approximately 1%. For the six months ended June 30, 2009, the decrease was primarily due to a reduction in new business of approximately 25% and price decreases on renewal policies of approximately 1% as well as a lower renewal premium base, although renewal retention rates remained stable relative to prior year. Aside from modest improvement in California workers’ compensation rates, casualty business across the industry is continuing to suffer from inadequate rates with some declines in pricing.

For the six months ended June 30, 2009, the significant reduction in commercial auto gross premiums written as compared to the prior year period is due to the Company more aggressively reducing its exposure to transportation accounts where loss experience was unfavorable. The reduction in general liability reflects a decrease in the non-admitted casualty business, primarily related to the impact of the recession on the construction business.

Property Gross Premiums Written

For the three and six months ended June 30, 2009, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $33,100, or 40.7%, and $58,110, or 39.0%, respectively, as compared to the three and six months ended June 30, 2008, primarily due to a reduction in new business and a decline in renewal retention rates whereas prices on renewal policies remained relatively stable. For the three and six months ended June 30, 3009, new business declined by approximately 25% in each period, renewal retention rates declined by approximately 12 and 9 percentage points, respectively, and prices increased by approximately 1% in the second quarter of 2009 and decreased by approximately 1% year to date through June 30, 2009. In addition to soft market conditions which have significantly affected the Company’s property business, the decrease in property gross premiums written is also due to a continued reduction in habitational business, where loss ratios are higher than the remainder of the book of business, as well as a reduction in accounts with larger total insured values.

Overall property rates appear to be stabilizing, or even increasing in a few cases, driven by reduced capacity in peak catastrophe zones as a result of significant catastrophe losses sustained in 2008 from Hurricane Ike and increased property catastrophe reinsurance costs.

Other Gross Premiums Written

For the three and six months ended June 30, 2009, the increase in other gross premiums written of $8,479, or 19.2%, and 15,975, or 19.5%, was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business continues to benefit from Crum & Forster’s “A” A.M. Best rating, which has resulted in the Company acquiring several new programs since 2007 that have contributed to business growth. The growth in 2009 has primarily come from the employer stop loss business.

Net Premiums Written

For the three and six months ended June 30, 2009, net premiums written decreased by $48,069, or 19.5%, and $112,452, or 22.9%, compared to the three and six months ended June 30, 2008, respectively, reflective of the decline in gross premiums written in the corresponding periods.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and six months ended June 30, 2009, premiums earned decreased by $62,601, or 23.8%, and $126,981, or 23.7%, as compared to the three and six months ended June 30, 2008. The decrease was generally comparable to the decrease in net premiums written.

Losses and Loss Adjustment Expenses

For the three and six months ended June 30, 2009, the Company’s calendar period loss and LAE ratio improved to 66.1% and 65.8%, respectively, from 93.5% and 85.2% for the three and six months ended June 30, 2008, respectively. For the three months ended June 30, 2009, the improvement in the calendar year loss and LAE ratio was principally due to the impact of the loss on commutation of a finite reinsurance contract of $75,470 (28.7 points) in the second quarter of 2008. Excluding the effect of the commutation, the calendar year loss and LAE ratio was 66.1% in the second quarter of 2009 as compared to 64.8% in the second quarter of 2008, the slight decline due in part to the continuing effects of soft market conditions, partially offset by lower catastrophe losses.

For the six months ended June 30, 2009, the improvement in the calendar year loss and LAE ratio was principally due to the effects of the aforementioned commutation (14.1 points) as well as a $25,500 charge (4.8 points) associated with the settlement of an asbestos lawsuit in the first quarter of 2008. Excluding the effect of these charges, the calendar year loss and LAE ratio in the six months ended June 30, 2009 was 65.8% as compared to 66.3% in the six months ended June 30, 2008.

The accident year loss and LAE ratio was 71.2% for the first six months of 2009 as compared to 71.6% for the first six months of 2008. The modest improvement is primarily attributable to a reduction in catastrophe losses and the benefit of underwriting actions, largely offset by the continuing effects of the soft market. The full year accident year 2008 loss ratio was 80.4%, inclusive of 7.2 loss ratio points from Hurricanes Gustav and Ike.

Underwriting Expenses

Underwriting expenses include policy acquisition costs (costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes) and other operating expenses associated with the Company’s underwriting activities, such as salaries and benefits, information technology costs and rent. For the three and six months ended June 30, 2009, the Company’s underwriting expense ratio increased to 34.4% and 33.4%, respectively, from 31.7% and 30.7% for the three and six months ended June 30, 2008, respectively. Despite reduced other operating expenses, primarily reflecting the combined effects of cost saving initiatives in 2009 and a write-off of software development costs of $3,185 in 2008, the increase in the underwriting expense ratio in 2009 relative to prior year, is primarily attributable to a reduction in net earned premium of approximately 24% in both the three and six month periods ended June 30, 2009. Continued soft market conditions and a weak economy continue to adversely affect the Company’s underwriting expense ratio.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Average investments, including cash and cash equivalents, at book value[1]	$3,579,803	$4,391,345	$3,736,214	$4,421,123

Investment income	$63,682	$31,245	$98,952	$47,086
Realized investment gains (losses)	23,002	9,709	(68,069)	164,977
Pre-tax equity in earnings (losses) of investees	(1)	3	122	(709)
Change in unrealized investment losses and foreign currency translation	350,741	(36,261)	232,014	(49,664)

Total return on investments	$437,424	$4,696	$263,019	$161,690

Annualized total return on investments	48.9%	0.4%	14.1%	7.3%

[1]	Includes cash and cash equivalents and assets pledged for derivatives.

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In 2008, the Company significantly reduced its credit default swap portfolio and closed out its total return swap positions and equity and equity index short positions, realizing significant gains and reinvesting the proceeds to a large extent in equity securities. As a result, the investment portfolio is exposed, to a much larger degree than in previous reporting periods, to volatility in the equity markets.

Investment Income

The components of investment income for the three and six months ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest on fixed income securities	$25,076	$26,396	$53,590	$50,687
Dividends from equity securities	10,230	7,559	22,393	14,467
Earnings (losses) from other invested assets	34,817	3,827	35,621	(9,853)
Other, primarily interest on cash and cash equivalents	607	5,918	1,104	15,871

Gross investment income	70,730	43,700	112,708	71,172
Interest on funds held under reinsurance contracts	(3,832)	(3,797)	(7,599)	(9,106)
Investment expenses	(3,216)	(8,658)	(6,157)	(14,980)

Investment income	$63,682	$31,245	$98,952	$47,086

For the three and six months ended June 30, 2009, the increase in investment income of $32,437, or 103.8%, and $51,866, or 110.2%, as compared to the corresponding prior year periods, was primarily due to the combined effects of: (i) higher earnings from the Company’s investments at equity, the majority of which was attributable to higher earnings from HWIC Asia Fund (“HWIC”), an affiliated equity method investee, which realized significant capital gains in the second quarter of 2009, as well as higher earnings from partnership investments; (ii) higher dividends from equity securities due to a shift in portfolio composition to equity securities since the fourth quarter of 2008 and (iii) lower investment expenses due to lower SPDRs expense and lower incentive management fees. Offsetting these increases in investment income was a decline in interest on cash and cash equivalents due to lower cash collateral held in 2009 as compared to 2008, related to the SPDR’s short-sales which were closed out in the fourth quarter of 2008 and a decline in year over year short-term interest rates.

Net Realized Investment Gains and Losses

Net realized investment gains (losses) in the three and six months ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Fixed income securities	$73,459	$1,118	$73,724	$13,255
Equity securities	7,194	—	8,678	—
Derivatives and short-sale obligations	(18,745)	8,075	13,109	234,774
Investments at equity and other invested assets	12,647	681	(57,626)	(41,974)

	74,555	9,874	37,885	206,055
Other than temporary impairment charges:
Equity securities	(51,553)	(165)	(102,447)	(39,813)
Fixed income securities	—	—	(3,507)	(1,265)

	(51,553)	(165)	(105,954)	(41,078)

Total pre-tax net realized investment gains (losses)	$23,002	$9,709	$(68,069)	$164,977

The increase in net realized investment gains for the three months ended June 30, 2009 of $13,293, or 136.9%, primarily reflects: (i) an increase in net gains on fixed income and equity securities, which include $39,286 of net gains related to sales of fixed income securities and $34,173 of net mark-to-market gains on held-for-trading fixed income securities in the second quarter of 2009, largely offset by higher other than temporary impairment charges primarily related to equity securities; (ii) higher mark-to-market gains on other invested assets, principally attributable to a gain of $10,009 related to the Company’s investment in Odyssey Re Holdings Corp. (“Odyssey”), an affiliated company, for which the Company has elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”); (iii) lower net gains on derivatives securities and short-sale obligations, primarily attributable to a decrease in net realized gains on credit default swaps, total return swaps and SPDRs short-sales. During the three months ended June 30, 2009, the Company recorded net losses of $18,746 on its credit default swaps as compared to net gains of $10,460 on credit default swaps, total return swaps and SPDRs short sales in the three months ended June 30, 2008;

The decrease in net realized investment gains of $233,046 for the six months ended June 30, 2009 as compared to June 30, 2008, primarily reflects: (i) lower gains on derivatives and short-sale obligations, primarily due to significant gains recognized in 2008 related to credit default swaps and SPDRs short-sales. For the six months ended June 30, 2009, net gains on derivatives and short-sale obligations include net gains of $13,450 related to credit default swaps as compared to net gains of $156,645 and $65,506 related to credit default swaps and SPDRs short-sales, respectively, in the six months ended June 30, 2008; (ii) higher net gains on fixed income and equity securities, which include $54,401 of net gains related to sales of fixed income securities and $19,323 of net mark-to-market gains on held-for-trading fixed income securities, largely offset by higher other than temporary impairment charges primarily related to equity securities.

During 2008, the Company significantly reduced its credit default swap portfolio and closed out its total return swaps, SPDRs and equity short-sales.

Interest and Other Expense

For the three and six months ended June 30, 2009, interest and other expenses, excluding costs related to early retirement of debt in 2008, were $7,734 and $15,470, and $6,522 and $15,684, respectively. The higher expense in the three months ended June 30, 2009, was primarily due to higher charitable contributions, whereas for the six months ended June 30, 2009, interest and other expense was relatively flat compared to prior year.

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

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At June 30, 2009, US Fire reported statutory earned surplus of $429,847 and North River reported statutory earned surplus of $178,705. In March 2009, both US Fire and North River received approval from the Delaware Department of Insurance and New Jersey Department of Banking and Insurance, respectively, to pay extraordinary dividends. Although the amount of the dividend for both companies was 10% of prior year-end surplus (the amount of an ordinary dividend), the extraordinary dividend approvals allowed acceleration of the dividend payments from October to March for US Fire and from May to March for North River. On March 27, 2009, North River paid a cash dividend in the amount of $44,100 to the Company and on March 30, 2009, US Fire paid a cash dividend in the amount of $94,300 to the Company. Neither US Fire nor North River may pay any further dividends in 2009 without prior regulatory approval. On April 16, 2009, the Company paid a cash dividend to Fairfax of $100,000.

Cash used in financing activities in the six months ended June 30, 2009, was comprised of dividends paid to Fairfax of $100,000. Cash used in financing activities in the six months ended June 30, 2008, was comprised of dividends paid to Fairfax of $130,000 and retirement of the remaining outstanding $4,270 senior notes due 2013.

Shareholder’s equity was $1,243,432 at June 30, 2009, as compared to $1,166,432 at December 31, 2008. The increase in shareholder’s equity reflects net unrealized investment gains of $150,808 and current year net income of $26,305, partially offset by dividends paid to Fairfax of $100,000. Statutory surplus was $1,356,848 at June 30, 2009 and $1,410,612 at December 31, 2008. The decrease from prior year end principally relates to dividends paid by the insurance companies to Crum & Forster Holdings Corp. of $138,400, partially offset by statutory net income of $69,073.

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

The prolonged soft market conditions in which the insurance subsidiaries are currently operating have resulted in double digit percentage declines in premium volume over the last two years. In addition, the Company initiated actions in 2008 to eliminate unprofitable classes of business. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 59% of total gross premiums written year to date in 2009) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period. If premium receipts continue to decline and claim payments continue at historical norms, the Company is likely to have negative cash flow from operations in the near future.

Cash used in operations was $272,620 for the six months ended June 30, 2009 as compared to cash provided from operations of $267,528 for the six months ended June 30, 2008. 2008 results include $302,500 of proceeds from the commutation of a finite reinsurance contract. Excluding the commutation proceeds, cash out flow from operations deteriorated by $237,648. The unfavorable variance from prior year is primarily attributable to lower premium collections (related to the decline in net premiums written, approximately $97,500), higher income tax payments which are substantially related to 2008 realized investment gains (approximately $84,600) and higher net paid losses (approximately $55,000). The higher net paid losses are primarily related to net paid losses associated with prior year hurricanes from 2008, 2005 and 2004 of $23,300, and the second of three annual payments of $18,300 associated with the settlement of an asbestos lawsuit, whereas 2008 results include net paid loss recoveries of $12,900 associated with the 2004 and 2005 hurricanes and proceeds of $10,400 from commutation of a reinsurance treaty.

During the fourth quarter of 2008 and the first quarter of 2009, the Company made significant purchases of fixed income and equity securities, when the Company determined that market price levels were attractive. In doing so, it reduced its historically high levels of cash, cash equivalents and short-term investments to lower levels. During the first quarter of 2009, the Company sold several municipal securities with a fair market value of approximately $146,200 to third-parties and Fairfax affiliates to meet operating needs and restore its cash and short-term investments position to more normal levels. At June 30, 2009, the insurance subsidiaries held $216,309 in highly liquid, short-term and other marketable securities to meet their operating needs and provide available cash in the event of unanticipated large claim payments. Management believes that the insurance subsidiaries have sufficient cash and short-term investments, that together with cash generated from future investing operations, will meet their operating liquidity needs.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, was $3,700,508 and $4,032,034 at June 30, 2009 and December 31, 2008, respectively, of which $261,520 and $709,799 was held in cash, cash equivalents and short-term investments at June 30, 2009 and December 31, 2008, respectively.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased, although at times the Company may invest, to a limited extent, in non-investment grade fixed income securities if market opportunities avail. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company holds mortgage-backed securities (approximately 3% of the total investment portfolio of $3.7 billion), purchased at deep discounts to par. In addition, the Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, which serve as economic hedges against declines in the fair value of the Company’s financial assets. Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $13,704 at June 30, 2009. The Company has the right to sell or repledge $10,511 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($28,916 at June 30, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.

At June 30, 2009 and December 31, 2008, 84.3% and 86.7% of the Company’s fixed income securities were rated investment grade, respectively.

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

Interest Rate Risk

At June 30, 2009, the fair value of Crum & Forster’s investment portfolio included $1,774,287 of fixed income securities, the majority of which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At June 30, 2009			At December 31, 2008
	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Securities	$ Change	% Change	Securities	$ Change	% Change

200 basis point decline	$2,045,793	$271,506	15.3%	$2,106,515	$339,183	19.2%
100 basis point decline	$1,912,467	$138,180	7.8%	$1,958,505	$191,173	10.8%
Base scenario	$1,774,287	—	—	$1,767,332	—	—
100 basis point increase	$1,604,809	$(169,478)	(9.6)%	$1,584,304	$(183,028)	(10.4)%
200 basis point increase	$1,425,146	$(322,141)	(18.2)%	$1,425,703	$(341,629)	(19.3)%

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of June 30, 2009 all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. These credit default swaps were acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance.

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

Counterparties to the credit default swaps expose the company to credit risk in the event of non-performance, which Fairfax and the Company endeavor to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of Fairfax on behalf of the Company, or directly in the name of the Company, and amounted to $13,704 at June 30, 2009. The Company has the right to sell or repledge $10,511 of this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($28,916 at June 30, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.

Equity Price Risk

At June 30, 2009, the Company’s investment portfolio included $1,543,919 of equity securities comprised of $1,257,760 of available-for-sale equity securities, $214,310 of equity securities for which the Company has elected the fair value option under SFAS 159 and $71,849 of equities owned by its equity method investees. This equity portfolio, which represented approximately 41.7% of the Company’s investment portfolio, including cash and cash equivalents, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $154,392 in the fair value of the equity portfolio at June 30, 2009. At December 31, 2008, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $139,841 in the fair value of the equity portfolio.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including those owned by certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At June 30, 2009, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $242,590, or 6.6%, of the Company’s total investment portfolio, including cash and cash equivalents. The primary foreign currency exposures were in Hong Kong dollar denominated and Euro denominated securities, which represented 2.2% and 1.0%, respectively, of the Company’s investment portfolio, including cash and cash equivalents. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $24,259 at June 30, 2009. At December 31, 2008, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $29,499 in the fair value of the total investment portfolio.

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

On September 7, 2005, Fairfax announced that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance or reinsurance transactions entered into or offered by Fairfax and the entities in its consolidated group, which includes the Company. On June 25, 2009, Fairfax announced that it had been informed by the New York Regional Office of the SEC that its investigation as to Fairfax had been completed and that it did not intend to recommend any enforcement action by the SEC.

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

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: July 30, 2009	By: /s/ Douglas M. Libby Douglas M. Libby President and Chief Executive Officer

Date: July 30, 2009	By: /s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009).

*	Filed herewith