Form 10-Q
period 2009-09-30
CRUM & FORSTER HOLDINGS CORP
filed 2009-10-29
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009	Commission File Number: 333-84068

Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3611900 (I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 29, 2009

Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.

Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $1,257,546 and $1,466,114 in 2009 and 2008, respectively)	$1,485,862	$1,533,334
Fixed income securities, held-for-trading, at fair value	335,002	233,998
Equity securities, available-for-sale, at fair value (cost of $1,146,993 and $1,106,098 in 2009 and 2008, respectively)	1,383,777	1,020,154
Investments at equity	159,370	117,586
Derivatives and other invested assets, at fair value	382,933	412,747
Short-term investments, at fair value	30,971	549,937

Total investments	3,777,915	3,867,756
Cash and cash equivalents	330,467	159,862
Assets pledged for derivatives	29,756	4,416
Accrued investment income	32,626	29,378
Premiums receivable	167,086	182,158
Reinsurance recoverable	718,074	759,028
Reinsurance recoverable from affiliates	187,893	209,189
Prepaid reinsurance premiums	28,477	28,995
Deferred income taxes	39,986	239,077
Deferred policy acquisition costs	46,883	52,705
Other assets	96,814	66,316

Total assets	$5,455,977	$5,598,880

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,739,084	$2,987,803
Unearned premiums	319,942	366,362
Funds held under reinsurance contracts	241,969	228,835
Accounts payable and other liabilities	166,467	417,669
Deferred income on retroactive reinsurance	110,115	121,277
Long-term debt	311,695	310,502

Total liabilities	3,889,272	4,432,448

Commitments and contingencies (Note 9)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	311,752	(7,455)
Retained earnings	513,960	432,894

Total shareholder’s equity	1,566,705	1,166,432

Total liabilities and shareholder’s equity	$5,455,977	$5,598,880

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES
Premiums earned	$182,032	$232,978	$589,743	$767,670
Investment income	34,213	14,706	133,165	61,792
Net realized investment gains	210,394	162,369	142,325	327,346

Total revenues	426,639	410,053	865,233	1,156,808

EXPENSES
Losses and loss adjustment expenses	122,950	211,506	391,275	666,862
Policy acquisition costs	27,988	41,669	85,329	118,615
Other underwriting expenses	41,809	42,407	120,711	129,836
Interest expense	6,958	6,920	20,848	20,952
Costs related to early retirement of debt	—	—	—	392
Other expense, net	1,709	2,527	3,289	4,179

Total expenses	201,414	305,029	621,452	940,836

Income before income taxes and equity in earnings of investees	225,225	105,024	243,781	215,972
Income tax expense	70,464	35,296	62,794	71,958

Income before equity in earnings of investees	154,761	69,728	180,987	144,014
Equity in earnings (losses) of investees, net of tax	—	—	79	(461)

NET INCOME	$154,761	$69,728	$181,066	$143,553

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Balance, beginning of period	(7,455)	44,479
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	—	(29,897)

Balance, beginning of period, after cumulative effect of adjustments	(7,455)	14,582
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	319,068	(52,920)
Foreign currency translation	309	(311)
Amortization of actuarial gain, prior service credit and transition obligation included in net periodic benefit costs	(170)	204

Balance, end of period	311,752	(38,445)

RETAINED EARNINGS
Balance, beginning of period	432,894	507,987
Cumulative effect of adoption of Statements of Financial Accounting Standards Nos. 157 and 159	—	86,101

Balance, beginning of period, after cumulative effect of adjustments	432,894	594,088
Net income	181,066	143,553
Dividends to shareholder	(100,000)	(130,000)

Balance, end of period	513,960	607,641

TOTAL SHAREHOLDER’S EQUITY	$1,566,705	$1,310,189

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET INCOME	$154,761	$69,728	$181,066	$143,553

Change in components of other comprehensive income (loss) for the period, before tax:
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	259,405	(31,622)	490,874	(81,414)
Foreign currency translation	(70)	(607)	475	(479)
Amortization of actuarial gain, prior service credit and transition obligation included in net periodic benefit costs	(87)	105	(261)	314

Other comprehensive income (loss) for the period, before tax	259,248	(32,124)	491,088	(81,579)

Deferred income tax (expense) benefit for the period:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(90,791)	11,067	(171,806)	28,494
Deferred income tax (expense) benefit from foreign currency translation	25	213	(166)	168
Deferred income tax benefit (expense) from amortization of actuarial gain, prior service credit and transition obligation included in net periodic benefit costs	30	(37)	91	(110)

Total deferred income tax (expense) benefit for the period	(90,736)	11,243	(171,881)	28,552

Other comprehensive income (loss) for the period, net of tax	168,512	(20,881)	319,207	(53,027)

COMPREHENSIVE INCOME	$323,273	$48,847	$500,273	$90,526

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$181,066	$143,553
Adjustments to reconcile net income to net cash from operating activities:
(Accretion of discount) amortization of premium on fixed income securities	(6,409)	1,318
Realized investment gains	(142,325)	(327,346)
(Earnings) losses of equity method investees, net of dividends	244	1,051
(Earnings) losses of investment companies and similar equity method investees	(44,579)	24,924
Loss on commutation	—	75,470
Depreciation and amortization	4,816	2,631
Deferred income tax expense (benefit)	27,209	(22,363)
Costs related to early retirement of debt	—	170
Other adjustments	3,483	12,195
Changes in:
Accrued investment income	(4,075)	11,547
Premiums receivable	13,947	26,896
Reinsurance recoverable	61,865	398,710
Prepaid reinsurance premiums	518	(4,732)
Deferred policy acquisition costs	5,822	12,135
Other assets	(312)	15,273
Unpaid losses and loss adjustment expenses	(248,719)	(65,165)
Unearned premiums	(46,420)	(76,291)
Accounts payable and other liabilities	(115,630)	35,803

Net cash (used in) provided by operating activities	(309,499)	265,779

INVESTING ACTIVITIES
Purchases of fixed income securities	(356,602)	(760,148)
Proceeds from sales of fixed income securities	402,525	519,517
Proceeds from maturities of fixed income securities	48,300	1,260
Purchases of equity securities	(345,962)	(147,403)
Proceeds from sales of equity securities	227,718	9,422
Net sales (purchases) of investments at equity	6,769	(223)
Purchases of derivatives and other invested assets	(10,050)	(13,871)
Proceeds from sales of derivatives and other invested assets	109,685	284,611
Purchases of short-term investments	(110,308)	(577,565)
Proceeds from sales and maturities of short-term investments	605,660	637,910
Net settlement of short-sale obligations	—	(649,517)
Net change in cash and cash equivalents held as collateral	4,416	734,263
Net settlement of total return swaps and futures contracts	(343)	107,305
Purchases of fixed assets	(1,704)	(1,274)

Net cash provided by investing activities	580,104	144,287

FINANCING ACTIVITIES
Dividends to shareholder	(100,000)	(130,000)
Repayment of 10 3/8% long-term debt	—	(4,270)

Net cash used in financing activities	(100,000)	(134,270)

Net change in cash and cash equivalents	170,605	275,796
Cash and cash equivalents, beginning of period	159,862	147,506

Cash and cash equivalents, end of period	$330,467	$423,302

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$12,788	$13,009

Cash paid to parent for income taxes	$124,556	$40,262

SUPPLEMENTAL NON-CASH OPERATING AND INVESTING ACTIVITIES
Fixed income securities transferred to parent as payment for income taxes	$54,008	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

1.	Organization and Basis of Presentation

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

The interim financial data at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments that are necessary for a fair presentation of the Company’s results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current year’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Recent Accounting Pronouncements

FASB ASC 105-10. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (now known as FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification (“FASB ASC”) has been established as the single source of authoritative GAAP to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC, which apply only to SEC registrants. The FASB ASC is effective for interim and annual financial reporting periods ending after September 15, 2009 and is not intended to change or alter existing GAAP but just change the way in which GAAP is referenced in the Company’s financial statements. The Company has adopted FASB ASC 105-10 effective this quarter and technical references to GAAP in the report are provided under the new FASB ASC structure with the prior references to original standards included the first time they appear for clarification.

FASB ASC 855-10. In May 2009, the FASB issued the SFAS No. 165, Subsequent Events (now known as FASB ASC 855-10, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective June 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through October 29, 2009, the date the financial statements were issued. During this period, the Company did not have any recognizable or disclosable subsequent events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

FASB ASC 320-10. In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and 124-2, Recognition and Presentation of Other Than Temporary Impairments, (now known as FASB ASC 320-10, Investments — Debt and Equity Securities), which amends the other than temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt securities in the financial statements. The recognition provisions within FASB ASC 320-10 apply only to fixed income securities that are other than temporarily impaired. If the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery of its cost basis, the security is other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company asserts that it does not intend to sell and it is more likely than not that it will not be required to sell a security that it considers to be other than temporarily impaired before recovery of its cost basis, the impairment must be separated into credit and non-credit components with the credit portion of the other than temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FASB ASC 320-10 effective April 1, 2009 and the adoption did not affect the Company’s financial position or results of operations. FASB ASC 320-10 requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other than temporary impairment on debt securities which are still held as investments at the date of adoption from retained earnings to accumulated other comprehensive income. The Company reviewed other than temporary impairments it had previously recorded through earnings on fixed income securities held at April 1, 2009, which were $10,855, and determined that all of these other than temporary impairments were related to specific credit losses as the issuers had filed for bankruptcy and were in default of interest payments, resulting in no cumulative effect adjustment to opening retained earnings or accumulated other comprehensive income as of April 1, 2009.

FASB ASC 820-10. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly Fair Value Measurements and Disclosure (now known as FASB ASC 820-10, Fair Value Measurements and Disclosures) which provides additional guidance on estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The Company adopted FASB ASC 820-10 effective April 1, 2009 and the adoption did not have an impact on the Company’s financial position or results of operations.

FASB ASC 825-10. In April 2009, the FASB issued, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value Measurement (now known as FASB ASC 825-10, Financial Instruments) which amends the previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. The Company adopted FASB ASC 825-10 effective April 1, 2009 and the adoption did not have an impact on the Company’s financial position or results of operations, but resulted in additional disclosures which have been made in Note 4 to the consolidated financial statements.

FASB ASC 320-10-S99. In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 111, (now known as FASB ASC 320-10-S99) which amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. FASB ASC 320-10-S99 maintains the SEC staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The SAB was effective upon issuance and did not affect the Company’s financial position or results of operations.

FASB ASC 815-10. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (now known as FASB ASC 815-10, Derivatives and Hedging) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815-10 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted FASB ASC 815-10 effective January 1, 2009, which did not affect the Company’s financial position or results of operations; however, the Company has expanded its disclosures regarding the effects of hedging activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

3.	Investments

The aggregate carrying value of the Company’s investment portfolio was $4,138,138 and $4,032,034 at September 30, 2009 and December 31, 2008, respectively, and is comprised of available-for-sale securities, held-for-trading securities, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives.

Available-For-Sale Securities

Investments in available-for-sale fixed income and equity securities are summarized below:

	At September 30, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Fixed income securities:
U.S. government and government agencies and authorities	$82,673	$14,616	$—	$97,289
States, municipalities and political subdivisions[1]	1,090,264	189,635	26	1,279,873
Other corporate	108,618	29,838	—	138,456

Total fixed income securities	1,281,555	234,089	26	1,515,618
Equity securities — common stocks	1,146,993	244,600	7,816	1,383,777

Total available-for-sale securities	$2,428,548	$478,689	$7,842	$2,899,395

[1]	Includes assets pledged for derivatives at a fair value of $29,756 (amortized cost of $24,009).

Included in equity securities at September 30, 2009 are a $188,320 investment in Dell Inc. common stock and a $159,340 investment in Johnson & Johnson common stock, which represent 12.0% and 10.2%, respectively, of shareholder’s equity at that date.

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

The Company holds significant investments in equities and equity related securities. The market values and liquidity of these investments are volatile and may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. Certain individual available-for-sale securities had gross unrealized losses at September 30, 2009 totaling $7,842, which represented 2.6% of the cost or amortized cost of such securities in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The following table summarizes, for those securities in an unrealized loss position, the fair value and gross unrealized loss by length of time those securities have been in an unrealized loss position at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
		Unrealized	Number of		Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities

Fixed income securities:
Investment grade:
U.S. government and government agencies and authorities:
6 months or less	$—	$—	—	$—	$—	—

States, municipalities and political subdivisions:
6 months or less	489	1	2	385,140	16,865	27
7 – 12 months	—	—	—	15,462	1,132	3
Greater than 12 months	535	25	1	—	—	—

	1,024	26	3	400,602	17,997	30

Non-investment grade, other corporate:
6 months or less	—	—	—	36,100	4,495	1

Total fixed income securities	1,024	26	3	436,702	22,492	31

Equity securities:
6 months or less	269,892	7,684	4	519,602	115,366	14
7 – 12 months	21,441	132	1	—	—	—

Total equity securities	291,333	7,816	5	519,602	115,366	14

Total securities in an unrealized loss position	$292,357	$7,842	8	$956,304	$137,858	45

The following table summarizes the fair values and gross unrealized losses of equity securities categorized first by length of time those equity securities have been in an unrealized loss position and then further categorized by the severity of the unrealized loss position at September 30, 2009:

	Unrealized Loss as a Percentage of Cost
								Gross
	Fair							Unrealized
	Value	0-10%	10-20%	20-30%	30-40%	40-50%	>50%	Losses

6 months or less	$269,892	$1,567	$—	$1,507	$—	$4,610	$—	$7,684
7 – 12 months	21,441	132	—	—	—	—	—	132

Total equity securities fair value and gross unrealized losses	$291,333	$1,699	$—	$1,507	$—	$4,610	$—	$7,816

Number of securities	5	3	—	1	—	1	—	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The aggregate severity of the total unrealized losses in the equity portfolio at September 30, 2009 was approximately 2.6% of their cost, including one security with losses totaling $4,610, or 40.8% of its cost, that has been in an unrealized loss position for less than six months. Management has evaluated the financial condition and near-term prospects of the issuers of equity securities in an unrealized loss position and the price volatility of the equity securities themselves, as well as recoveries or additional declines in fair value subsequent to the balance sheet date, and believes they have the potential for recovery within a reasonable period of time and therefore does not consider them to be other than temporarily impaired.

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

Management reviewed currently available information regarding all securities where the estimated fair value was less than cost or amortized cost at September 30, 2009 and based thereon, recorded other than temporary impairment charges of $26 and $105,980 in the three and nine months ended September 30, 2009, respectively. For the nine months ended September 30, 2009, of the $105,980 of other than temporary impairments, $3,507 was in respect of fixed income securities, all of which was credit related, and the remaining $102,473 was due to write downs of equity securities. There were no credit related losses for which a portion of the other than temporary impairment has been recognized in accumulated other comprehensive income. For the three and nine months ended September 30, 2008, the Company recorded other than temporary impairment charges of $34,698 and $75,776, respectively, primarily related to write downs of equity securities.

Fixed Income Securities Designated as Held-for-Trading

Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those designated as such by management pursuant to the fair value option under FASB ASC 815-15, Embedded Derivatives (formerly SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements Nos. 133 and 140). These securities, which are recorded at fair value on the consolidated balance sheets, include convertible securities with embedded derivatives, mortgage-backed securities purchased at deep discounts to par and certain corporate fixed income securities. Changes in fair value of held-for-trading securities are recognized as realized investment gains and losses in the consolidated statements of income in the period in which they occur and amounted to gains of $41,749 and $64,878, and losses of $(34,073) and $(32,296), for the three and nine months ended September 30, 2009 and 2008, respectively. The fair values of these securities were $335,002 and $233,998 at September 30, 2009 and December 31, 2008, respectively, which include convertible securities of $191,305 and $166,131 at September 30, 2009 and December 31, 2008, respectively, mortgage-backed securities of $106,284 and $66,393 at September 30, 2009 and December 31, 2008, respectively, and other corporate bonds of $37,413 and $1,474 at September 30, 2009 and December 31, 2008, respectively.

Included in held-for-trading securities are two convertible securities issued by Level 3 Communications, Inc. with a combined value of $142,333, which together with an investment in Level 3 Communications, Inc. common stock of $33,657, represented 11.2% of shareholder’s equity at September 30, 2009 (12.8% at December 31, 2008).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Investments at Equity

Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. These investments consist of equity interests of between approximately 1.0% and 47.0% at September 30, 2009, with a total carrying value of $159,370 and $117,586 at September 30, 2009 and December 31, 2008, respectively.

Derivatives and Other Invested Assets

Derivative Securities

The Company utilizes derivative securities to mitigate financial risks arising principally from its investment holdings and receivables. Effective January 1, 2009, the Company adopted FASB ASC 815-10, Derivatives and Hedging, which requires enhanced disclosures about derivatives and hedging activities. The Company’s derivative securities are principally comprised of credit default swaps and total return swaps, none of which are designated as hedges, and are included in derivatives and other invested assets on the consolidated balance sheets at fair value. The Company had no derivative liabilities at September 30, 2009 or December 31, 2008. Changes in fair value of derivative securities are included in realized investment gains and losses on the consolidated statements of income in the period in which they occur.

The following table summarizes the Company’s derivative securities at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Notional		Fair Value	Notional		Fair Value
	Amount	Cost	Asset	Amount	Cost	Asset

Credit default swaps	$1,597,093	$21,624	$23,116	$3,044,313	$42,477	$138,830
Total return swaps	452,319	—	2,611	—	—	—
Other derivatives[1]	101,201	10,225	1,903	1,114,201	10,225	—

[1]	At September 30, 2009, other derivatives are comprised of warrants. At December 31, 2008, other derivatives are comprised of warrants and Eurodollar futures contracts, both of which had no fair value.

Credit Default Swaps

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of September 30, 2009, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.

The credit default swaps are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur. The Company obtains broker-dealer quotes for its credit default swaps from third-party providers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of the Company, and amounted to $6,872 at September 30, 2009. The Company has the right to sell or repledge this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($16,244 at September 30, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral. At September 30, 2009, the credit default swap portfolio had an average term to expiry of 2.5 years. A maturity analysis of the credit default swaps at September 30, 2009 follows:

	Notional
	Amount	Fair Value

Expiring in one year or less	$713,918	$2,136
Expiring after 1 year through 5 years	883,175	20,980

	$1,597,093	$23,116

The Company’s credit default swaps have declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, the Company reviewed the financial objectives of its economic hedging program and decided not to replace closed credit default swaps based on: (i) the Company’s judgment that its exposure to elevated levels of credit risk had moderated and that its historical approaches to managing credit risk were satisfactory in mitigating the Company’s exposure to credit risk arising from its financial assets; (ii) the significant increase in the cost of purchasing credit protection; and (iii) the fact that the Company’s capital and liquidity had benefited from approximately $450 million in realized gains from credit default swaps since inception of the hedge program. As a result, the effects that credit default swaps as hedging instruments may be expected to have on the Company’s future financial position, liquidity and results of operations may be expected to diminish significantly relative to the effects in recent years. The Company may initiate new credit default swap contracts as an effective hedging mechanism in the future, but there can be no assurance that it will do so.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The following tables summarize the effect of the credit default swaps and related hedged items on the Company’s financial position and results of operations as of and for the three and nine months ended September 30, 2009 and 2008:

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$1,850,620	$1,850,620	$92,248	$71,728	$163,976
Warrants	1,903	1,903	—	1,901	1,901
Premiums receivable	167,086	167,086	—	(375)	(375)
Reinsurance recoverable	905,967	905,967	—	—	—

Total credit risk exposure	$2,925,576	$2,925,576	92,248	73,254	165,502

Hedging instruments:
Derivatives:
Credit default swaps	$1,597,093	$23,116	—	(19,504)	(19,504)

Total hedging instruments	$1,597,093	$23,116	—	(19,504)	(19,504)

Net exposure			$92,248	$53,750	$145,998

[1]	Includes earnings charges for premiums receivable and reinsurance recoverable.

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$2,463,470	$2,463,470	$9,921	$(26,671)	$(16,750)
Warrants	3,250	3,250	—	818	818
Premiums receivable	187,166	187,166	—	(675)	(675)
Reinsurance recoverable	1,025,144	1,025,144	—	(2,000)	(2,000)

Total credit risk exposure	$3,679,030	$3,679,030	9,921	(28,528)	(18,607)

Hedging instruments:
Derivatives:
Credit default swaps	$3,731,964	$244,258	—	119,316	119,316
Eurodollar futures contracts	488,000	—	—	(196)	(196)

Total hedging instruments	$4,219,964	$244,258	—	119,120	119,120

Net exposure			$9,921	$90,592	$100,513

[1]	Includes earnings charges for premiums receivable and reinsurance recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$1,850,620	$1,850,620	$166,843	$141,945	$308,788
Warrants	1,903	1,903	—	1,903	1,903
Premiums receivable	167,086	167,086	—	(1,125)	(1,125)
Reinsurance recoverable	905,967	905,967	—	(2,000)	(2,000)

Total credit risk exposure	$2,925,576	$2,925,576	166,843	140,723	307,566

Hedging instruments:
Derivatives:
Credit default swaps	$1,597,093	$23,116	—	(6,054)	(6,054)
Eurodollar futures contracts	—	—	—	(343)	(343)

Total hedging instruments	$1,597,093	$23,116	—	(6,397)	(6,397)

Net exposure			$166,843	$134,326	$301,169

[1]	Includes earnings charges for premiums receivable and reinsurance recoverable.

	As of and for the Nine Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$2,463,470	$2,463,470	$(18,137)	$(13,416)	$(31,553)
Warrants	3,250	3,250	—	(2,652)	(2,652)
Premiums receivable	187,166	187,166	—	575	575
Reinsurance recoverable	1,025,144	1,025,144	—	(6,000)	(6,000)

Total credit risk exposure	$3,679,030	$3,679,030	(18,137)	(21,493)	(39,630)

Hedging instruments:
Derivatives:
Credit default swaps	$3,731,964	$244,258	—	275,961	275,961
Eurodollar futures contracts	488,000	—	—	(196)	(196)

Total hedging instruments	$4,219,964	$244,258	—	275,765	275,765

Net exposure			$(18,137)	$254,272	$236,135

[1]	Includes earnings charges for premiums receivable and reinsurance recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Total Return Swaps

During much of 2008 and immediately preceding years, the Company had been concerned about the valuation of worldwide equity markets, uncertainty resulting from credit issues in the U.S. and global economic conditions. As protection against a decline in equity markets, the Company held short positions in Standard & Poor’s Depositary Receipts (“SPDRs”) and U.S. listed common stocks and equity index and equity total return swaps, referred to in the aggregate as equity hedges. The Company also in the past purchased S&P Index call options to limit the potential loss on its equity index total return swaps and SPDRs short positions and to provide general protection against the short position in common stocks. In the latter half of 2008, following significant declines in global equity markets, the Company reviewed the financial objectives of its hedging program and determined that elevated risks in the global equity markets had moderated and subsequently closed all of its equity hedge positions, realizing substantial gains. During the fourth quarter of 2008, the Company increased its investments in equities as a result of the opportunities presented by significant declines in the global equity markets.

During the third quarter of 2009, as a result of the rapid increase in the valuation level of worldwide equity markets, the Company once again determined to protect a portion of its equity and equity related holdings against a decline in equity markets and entered into equity index total return swaps with a notional value of $452,319. These total return swaps contain contractual reset provisions requiring counterparties to cash-settle on a monthly basis any market value movements arising since the prior settlement. Any cash paid to settle unfavorable market value changes and, conversely, any cash received in settlement of favorable market value changes are recognized as realized investment gains and losses on the consolidated statements of income in the period in which they occur. To the extent that a contractual reset date of a contract does not correspond to the balance sheet date, the Company records additional net realized investment gains or losses on the consolidated statements of income to adjust the carrying value of the derivative asset or liability associated with each total return swap contract to reflect its fair value at the balance sheet date.

The Company is required to post collateral equivalent to 6% of the notional value of the total return swaps at the time the swap is opened. These assets are recorded at fair value in assets pledged for derivatives on the consolidated balance sheets. At September 30, 2009, the fair value of the collateral posted, in the form of municipal bonds, was $29,756.

The following tables summarize the effect of equity risk hedging instruments and related hedged items on the Company’s financial position and results of operations as of and for the three and nine months ended September 30, 2009 and 2008:

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$1,383,777	$1,383,777	$166,508	$22,251	$188,759
Investments at equity	159,370	159,370	577	8,956	9,533
Other invested assets	355,303	355,303	—	131,407	131,407

Total equity exposure	$1,898,450	$1,898,450	167,085	162,614	329,699

Hedging instruments:
Derivatives:
Total return swaps	$452,319	$2,611	—	2,611	2,611

Total equity hedging instruments	$452,319	$2,611	—	2,611	2,611

Net equity exposure			$167,085	$165,225	$332,310

[1]	Includes earnings from investments at equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$691,577	$691,577	$(41,309)	$(30,618)	$(71,927)
Investments at equity	126,713	126,713	(841)	(15,072)	(15,913)
Other invested assets	239,369	239,369	—	(41,575)	(41,575)

Total equity exposure	$1,057,659	$1,057,659	(42,150)	(87,265)	(129,415)

Hedging instruments:
Derivatives:
Total return swaps	$845,392	$45,558	—	141,263	141,263
S&P Index call options	310,464	1	—	(45)	(45)

Total equity hedging instruments	$1,155,856	$45,559	—	141,218	141,218

Net equity exposure			$(42,150)	$53,953	$11,803

[1]	Includes earnings from investments at equity.

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$1,383,777	$1,383,777	$322,728	$(71,518)	$251,210
Investments at equity	159,370	159,370	1,776	44,579	46,355
Other invested assets	355,303	355,303	—	73,902	73,902

Total equity exposure	$1,898,450	$1,898,450	324,504	46,963	371,467

Hedging instruments:
Derivatives:
Total return swaps	$452,319	$2,611	—	2,611	2,611

Total equity hedging instruments	$452,319	$2,611	—	2,611	2,611

Net equity exposure			$324,504	$49,574	$374,078

[1]	Includes earnings from investments at equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	As of and for the Nine Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
			Other	Investment
	Exposure/	Carrying	Comprehensive	Gains
	Notional Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$691,577	$691,577	$(35,130)	$(71,696)	$(106,826)
Investments at equity	126,713	126,713	(28,626)	(24,924)	(53,550)
Other invested assets	239,369	239,369	—	(83,472)	(83,472)

Total equity exposure	$1,057,659	$1,057,659	(63,756)	(180,092)	(243,848)

Hedging instruments:
Derivatives:
Total return swaps	$845,392	$45,558	—	153,060	153,060
S&P Index call options	310,464	1	—	(498)	(498)
SPDRs short-sales	—	—	—	65,506	65,506
Common stock short-sales	—	—	—	4,749	4,749

Total equity hedging instruments	$1,155,856	$45,559	—	222,817	222,817

Net equity exposure			$(63,756)	$47,275	$(21,031)

[1]	Includes earnings from investments at equity.

Other Derivatives

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. Warrants are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur.

The following table summarizes the changes in fair value of the Company’s derivative securities and short positions included in net realized investment gains and losses in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Credit default swaps	$(19,504)	$119,316	$(6,054)	$275,961
Total return swaps	2,611	141,263	2,611	153,060
SPDRs short-sales	—	—	—	65,506
Common stock short-sales	—	—	—	4,749
Other[1]	1,901	577	1,560	(3,346)

Total net realized investment (losses) gains	$(14,992)	$261,156	$(1,883)	$495,930

[1]	Other includes warrants, Eurodollar futures contracts and S&P Index call options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Further analysis of the realized gains for the three and nine months ended September 30, 2009 and 2008 is set forth in the tables below. The realized gains (losses) on disposal represent inception to date gains (losses) on positions closed in the periods. The reversal of the mark-to-market gains (losses) represents changes in fair value recognized in prior periods on securities sold and the mark-to-market gains on losses in the current period represents changes in fair value on credit default swaps still outstanding.

Three Months Ended September 30, 2009
	Credit	Total
	Default	Return	Other
	Swaps	Swaps	Derivatives	Total

Realized gains on disposal	$—	$—	$—	$—
Reversal of mark-to-market gains recognized in prior periods	—	—	—	—
Mark-to-market (losses) gains recognized in period	(19,504)	2,611	1,901	(14,992)

Net realized investment (losses) gains	$(19,504)	$2,611	$1,901	$(14,992)

	Three Months Ended September 30, 2008
	Credit	Total
	Default	Return	Other
	Swaps[1]	Swaps	Derivatives	Total

Realized gains (losses) on disposal	$107,710	$110,119	$(362)	$217,467
Reversal of mark-to-market (gains) losses recognized in prior periods	(55,486)	(14,414)	362	(69,538)
Mark-to-market gains recognized in period	67,092	45,558	577	113,227

Net realized investment gains	$119,316	$141,263	$577	$261,156

[1]	During the three months ended September 30, 2008, the Company sold credit default swaps with a cost of $12,869 and notional amount of $739,653 for proceeds of $120,579.

	Nine Months Ended September 30, 2009
	Credit	Total
	Default	Return	Other
	Swaps[1]	Swaps	Derivatives	Total

Realized gains (losses) on disposal	$88,807	$—	$(343)	$88,464
Reversal of mark-to-market gains recognized in prior periods	(60,119)	—	—	(60,119)
Mark-to-market (losses) gains recognized in period	(34,742)	2,611	1,903	(30,228)

Net realized investment (losses) gains	$(6,054)	$2,611	$1,560	$(1,883)

[1]	During the nine months ended September 30, 2009, the Company sold credit default swaps with a cost of $20,853 and notional amount of $1,387,500 for proceeds of $109,660.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	Nine Months Ended September 30, 2008
				Common
	Credit	SPDRs	Total	Stock
	Default	Short-	Return	Short-	Other
	Swaps[1]	Sales	Swaps	Sales	Derivatives	Total

Realized gains (losses) on disposal	$257,228	$(22,523)	$107,502	$5,116	$(1,977)	$345,346
Reversal of mark-to-market (gains) losses recognized in prior periods	(125,975)	88,029	—	(367)	1,555	(36,758)
Mark-to-market gains (losses) recognized in period	144,708	—	45,558	—	(2,924)	187,342

Net realized investment gains (losses)	$275,961	$65,506	$153,060	$4,749	$(3,346)	$495,930

[1]	During the nine months ended September 30, 2008, the Company sold credit default swaps with a cost of $33,128 and notional amount of $1,518,544 for proceeds of $290,356.

Other Invested Assets

Other invested assets are comprised of investments for which the Company has elected the fair value option under FASB ASC 825-10, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities). These investments, which include the Company’s investments in Odyssey Re Holdings Corp. (“Odyssey”) common and preferred stock and Advent Capital (Holdings) PLC (“Advent”) common stock, are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. At September 30, 2009 and December 31, 2008, other invested assets had a fair value of $355,303 and $273,917, respectively. For the three and nine months ended September 30, 2009 and 2008, the change in fair value of other invested assets resulted in realized investment gains of $130,944 and $71,337, and realized investment losses of $(41,088) and $(81,504), respectively. For the three and nine months ended September 30, 2009, the gain was primarily attributable to the change in fair value of the Company’s investment in Odyssey common stock, which was acquired in the fourth quarter of 2008. For the three and nine months ended September 30, 2008 the loss on other invested assets was primarily due to the change in fair value of the Company’s investment in Northbridge Financial Corp. which was sold in the fourth quarter of 2008.

For the nine months ended September 30, 2009, Odyssey was a significant subsidiary as defined in the SEC’s Regulation S-X. The Company’s aggregate share of Odyssey’s statement of operations which would have been reported in the Company’s results for the three months ended September 30, 2009, had Odyssey still been accounted for under the equity method of accounting, is summarized as follows:

Three Months Ended
September 30, 2009

Total revenues	$52,812
Total expenses	$38,320
Income from continuing operations	$14,492
Net income	$10,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Related Party Transactions

In September 2009, Fairfax announced a formal offer to acquire all of the outstanding common shares of Odyssey, other than those shares not already owned by Fairfax and its affiliates, for $65 in cash per common share. The Company recognized a mark-to-market gain of $124,405 on its investment in Odyssey in the third quarter of 2009.

In July 2009, Fairfax announced a formal offer to acquire all of the outstanding common shares of Advent, other than those shares not already owned by Fairfax and its affiliates, for 220 U.K. pence in cash per common share. The Company recognized a mark-to-market gain of $6,539 on its investment in Advent in the third quarter of 2009. As part of the acquisition, the Company purchased additional Advent shares in September 2009 for cash consideration of $10,050. The Company’s ownership of Advent increased to 17.5% with the purchase of the additional shares (11.7% at December 31, 2008).

In May 2009, the Company sold municipal securities with a fair market value of $14,725 to nSpire Re Limited, a Fairfax affiliate, for cash consideration and a pre-tax gain of $875.

In March 2009, the Company sold municipal securities with a fair market value of $97,112 to certain Fairfax affiliates, for cash consideration and a pre-tax gain of $4,236. Also in March 2009, the Company transferred municipal securities with a fair market value of $54,008 to Fairfax Inc., as partial settlement of its tax liability, resulting in a pre-tax gain of $5,907.

4.	Fair Value Disclosures

Fair Value Hierarchy

In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, the Company has categorized its financial instruments into the three-level fair value hierarchy, based on priority of inputs to the valuation technique. FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820-10 also clarifies that fair value is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the hierarchy within which the fair value measurement falls is determined based on the lowest level significant input. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

For determining the fair value of its Level 1 investments (approximately 46% of total investment portfolio at fair value), the Company utilizes quoted market prices in active markets for identical securities. All but $2,611 of the Company’s Level 1 investments are exchange-traded equity securities in active markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

The Company’s Level 2 investments (approximately 53% of total investment portfolio at fair value), the majority of which are in U.S. government, municipal and corporate securities, are priced using publicly traded over-the-counter prices or broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. The Company’s Level 2 investments also include certain mortgage-backed securities, purchased at deep discounts to par, that are priced using broker-dealer quotes, credit default swaps that are priced using broker-dealer quotes which include observable credit spreads and inactively traded convertible corporate debentures which are valued using a pricing model, the inputs of which are derived principally from, or corroborated by, observable market data such as credit spreads and discount rates. For credit default swaps, the Company assesses the reasonableness of the fair values obtained from the broker-dealers by comparing to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. During the three months ended March 31, 2009, the Company transferred $47,611 of Level 3 investments to Level 2 investments, after determining that broker-dealer quotes would be used to determine the fair value of the instruments.

The Company’s Level 3 investments are comprised of mortgage-backed securities purchased at deep discounts to par (less than 1% of total investment portfolio at fair value), which are valued using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. During the nine months ended September 30, 2009, the Company purchased $19,830 of investments that are classified as Level 3.

The following tables present the Company’s investment portfolio (excluding cash and cash equivalents and investments at equity) measured at fair value on a recurring basis, within the fair value hierarchy, at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Quoted Prices in	Significant Other		Significant
	Active Markets for	Observable		Unobservable
	Identical Assets	Inputs		Inputs
	(Level 1)	(Level 2)		(Level 3)	Total

Assets
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$97,289		$—	$97,289
States, municipalities and political subdivisions	—	1,279,873	[1]	—	1,279,873
Other corporate	—	138,456		—	138,456

Total available-for-sale fixed income securities	—	1,515,618		—	1,515,618
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	89,844		16,440	106,284
Other corporate	—	228,718		—	228,718

Total held-for-trading fixed income securities	—	318,562		16,440	335,002
Equity securities	1,355,651	28,126		—	1,383,777
Derivatives and other invested assets	333,457	49,476		—	382,933
Short-term investments	—	30,971		—	30,971

Total	$1,689,108	$1,942,753		$16,440	$3,648,301

[1]	Includes securities pledged for derivatives at a fair value of $29,756.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	December 31, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$169,430	$—	$169,430
States, municipalities and political subdivisions	—	1,315,465	—	1,315,465
Other corporate	—	48,439	—	48,439

Total available-for-sale fixed income securities	—	1,533,334	—	1,533,334
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	—	66,393	66,393
Other corporate	—	167,605	—	167,605

Total held-for-trading fixed income securities	—	167,605	66,393	233,998
Equity securities	998,582	21,572	—	1,020,154
Derivatives and other invested assets	262,310	164,064	—	426,374
Short-term investments	—	549,937	—	549,937

Total	$1,260,892	$2,436,512	$66,393	$3,763,797

At September 30, 2009 and December 31, 2008, the Company did not carry any liabilities at fair value. The fair value of the Company’s long-term debt, determined from market prices, was $305,250 and $244,200 at September 30, 2009 and December 31, 2008, respectively.

The following table provides a summary of changes in fair value of Level 3 financial assets for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$21,913	$2,498	$66,393	$2,500
Purchases, issuances and settlements	(8,591)	6,440	(10,026)	6,440
Transfers to Level 2	—	—	(47,611)	—
Realized gains (losses) included in net income	3,118	186	7,684	184

Balance, end of period	$16,440	$9,124	$16,440	$9,124

Total gains for the period recognized in earnings attributable to the change in unrealized gains or losses relating to assets held at period end	$4,498	$186	$5,471	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Fair Value Option

In accordance with the provisions of FASB ASC 825-10, Financial Instruments, the Company has elected the fair value option for certain investments that would have otherwise been accounted for under the equity method of accounting. FASB ASC 825-10 provides the option to elect irrevocably to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. The fair value option election is permitted at initial recognition of an asset or liability or upon occurrence of an event that gives rise to a new basis of accounting for that instrument. Changes in the fair value of assets and liabilities for which the election is made are recognized in net income as they occur.

In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a publicly quoted market price. The Company concluded that the election would be inappropriate for those equity method investments that do not have quoted market prices due to the degree of judgment that would be needed to measure their fair values and the additional accounting risk associated with those valuations. The Company elected the fair value option for its investments in Advent, an affiliated company formerly traded on the Alternative Investment Market of the London Stock Exchange (“AIM”), and Odyssey, an affiliated company traded on the New York Stock Exchange, both of which would otherwise be subject to the equity method of accounting as they are subsidiaries of Fairfax. The Company’s investments in Odyssey include investments in Odyssey’s common and preferred stock. During the third quarter of 2009, Fairfax completed the acquisition of all of the outstanding shares of Advent that Fairfax and its affiliates did not previously own and as a result of the acquisition, Advent became a private, wholly-owned subsidiary of Fairfax. At September 30, 2009, the Company has valued its investment in Advent based on its most recent purchase price of Advent shares.

At September 30, 2009 and December 31, 2008, the Company’s investment in Advent is recorded in derivatives and other invested assets on the consolidated balance sheets at a fair value of $26,360 and $11,607, respectively. For the three and nine months ended September 30, 2009 the change in fair value of the Company’s investment in Advent was a gain of $6,539 and $4,703, respectively, which was recorded through realized investment gains and losses in the consolidated statements of income.

At September 30, 2009 and December 31, 2008, the Company’s investments in Odyssey’s common and preferred stock are recorded in derivatives and other invested assets on the consolidated balance sheets at fair values of $321,134 and $7,810, and $256,570 and $5,740, respectively. For the three and nine months ended September 30, 2009, the total change in fair value of the Company’s investments in Odyssey common and preferred stock was a gain of $124,405 and $66,634, respectively, which was recorded through realized investment gains and losses in the consolidated statements of income. Dividends of $519 and $1,573 were recorded from Odyssey for the three and nine months ended September 30, 2009, respectively, and have been recorded as investment income in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

5.	Unpaid Losses and Loss Adjustment Expenses

Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross unpaid losses and LAE, beginning of period	$2,806,683	$3,119,544	$2,987,803	$3,178,506
Less ceded unpaid losses and LAE	663,097	724,587	684,239	1,197,496

Net unpaid losses and LAE, beginning of period	2,143,586	2,394,957	2,303,564	1,981,010

Losses and LAE incurred related to:
Current period	129,884	246,842	419,984	629,824
Prior years	(6,934)	(35,336)	(28,709)	37,038

Total losses and LAE incurred	122,950	211,506	391,275	666,862

Losses and LAE paid related to:
Current period	49,559	69,761	122,997	155,373
Prior years	118,806	137,497	473,671	93,294

Total losses and LAE paid	168,365	207,258	596,668	248,667

Net unpaid losses and LAE, end of period	2,098,171	2,399,205	2,098,171	2,399,205
Add ceded unpaid losses and LAE	640,913	711,991	640,913	711,991

Gross unpaid losses and LAE, end of period	$2,739,084	$3,111,196	$2,739,084	$3,111,196

There were no significant catastrophe losses incurred during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 which include catastrophe losses of $71,500 associated with Hurricanes Gustav and Ike. For the three months ended September 30, 2009, the Company reported lower favorable prior year loss development as compared to the three months ended September 30, 2008, primarily due to lower favorable loss experience in the general liability and workers compensation lines as well as adverse loss emergence in the commercial auto liability line, partially offset by a recovery of $13,750 associated with an asbestos lawsuit that was settled in 2008. For the nine months ended September 30, 2009, the Company reported favorable prior years’ loss development as compared to adverse loss development in the nine months ended September 30, 2008. The adverse loss development in the 2008 period was primarily attributable to a loss on commutation of a finite reinsurance contract of $75,470 in the second quarter as well as a $25,500 loss attributable to the settlement of the aforementioned asbestos lawsuit in the first quarter, partially offset by favorable prior year loss development primarily in the workers’ compensation line of business. Losses and LAE paid related to prior years for the nine months ended September 30, 2008 include proceeds from the aforementioned commutation of $302,500.

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

September 30,
2009

Ceded unpaid losses and LAE in the table above	$640,913
Reconciling items:
Reinsurance receivable on paid losses and LAE	11,091
Retroactive reinsurance recoverable	253,963

Reinsurance recoverable on the consolidated balance sheet	$905,967

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

Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$380,196	$421,617	$387,224	$428,139
Less ceded unpaid losses and ALAE	113,671	82,349	85,336	94,497

Net unpaid losses and ALAE, beginning of period	266,525	339,268	301,888	333,642
Net losses and ALAE incurred	(13,750)	—	(13,750)	25,500
Net paid losses and ALAE	(7,595)	27,128	27,768	47,002

Net unpaid losses and ALAE, end of period	260,370	312,140	260,370	312,140
Add ceded unpaid losses and ALAE	98,458	83,488	98,458	83,488

Gross unpaid losses and ALAE, end of period	$358,828	$395,628	$358,828	$395,628

For the three and nine months ended September 30, 2009, net losses and ALAE incurred and paid reflect a recovery of $13,750 associated with an asbestos lawsuit that the Company settled in 2008 and for which it incurred a charge of $25,500 in the nine months ended September 30, 2008 as reflected in the table above. In addition, for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, net paid losses and ALAE reflect a payment of $18,333 in each period, related to the asbestos lawsuit settlement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Environmental
Gross unpaid losses ALAE, beginning of period	$104,962	$109,740	$107,948	$117,768
Less ceded unpaid losses and ALAE	29,665	30,887	28,969	32,725

Net unpaid losses and ALAE, beginning of period	75,297	78,853	78,979	85,043
Net losses and ALAE incurred	—	—	—	—
Net paid losses and ALAE	5,090	2,815	8,772	9,005

Net unpaid losses and ALAE, end of period	70,207	76,038	70,207	76,038
Add ceded unpaid losses and ALAE	23,188	28,550	23,188	28,550

Gross unpaid losses and ALAE, end of period	$93,395	$104,588	$93,395	$104,588

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $17,116 and $20,258, net of reinsurance, at September 30, 2009 and December 31, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

7.	Reinsurance

The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums written:
Direct	$188,738	$224,533	$628,593	$777,357
Assumed from other companies, pools or associations	8,200	7,142	24,753	16,550
Ceded to other companies, pools or associations	(31,579)	(35,962)	(109,505)	(107,260)

Net premiums written	$165,359	$195,713	$543,841	$686,647

Premiums earned:
Direct	$209,655	$260,031	$674,113	$852,646
Assumed from other companies, pools or associations	8,372	7,444	25,653	17,552
Ceded to other companies, pools or associations	(35,995)	(34,497)	(110,023)	(102,528)

Premiums earned	$182,032	$232,978	$589,743	$767,670

The net impact of ceded reinsurance transactions for the three and nine months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Earned premiums ceded to reinsurers	$(35,995)	$(34,497)	$(110,023)	$(102,528)
Commissions earned on ceded reinsurance premiums	6,991	8,163	24,558	22,287
Claims incurred ceded to reinsurers	14,439	13,555	55,363	(45,549)
Provision for uncollectible reinsurance	—	(2,000)	(2,000)	(6,000)

Net impact of ceded reinsurance transactions	$(14,565)	$(14,779)	$(32,102)	$(131,790)

The components of the Company’s total reinsurance recoverable are summarized as follows:

	September 30,	December 31,
	2009	2008

Reinsurance recoverable on unpaid losses and LAE	$894,876	$949,364
Reinsurance receivable on paid losses and LAE	11,091	18,853

Total reinsurance recoverable	$905,967	$968,217

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $55,499 and $55,999 at September 30, 2009 and December 31, 2008, respectively. Included in reinsurance recoverable is $141,030 and $142,213 at September 30, 2009 and December 31, 2008, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased annuities to settle certain claim liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

Corporate Aggregate Reinsurance

The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At September 30, 2009, only one retroactive contract with a remaining limit of $51,000 and one prospective contract with a remaining limit of $96,272 are in effect. This prospective contract had no effect on operations for the three and nine months ended September 30, 2009 and 2008.

The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated component):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Funds held interest charged to investment income	$(3,896)	$(3,862)	$(11,495)	$(11,394)
Losses and LAE	(3,720)	(3,693)	(11,162)	(15,952)[1]

Decrease in income before income taxes	$(176)	$(169)	$(333)	$4,558

[1]	For the nine months ended September 30, 2008, losses and LAE is comprised of a loss on commutation of $4,123 offset by $8,778 of unamortized deferred income released on commutation as well as $11,297 of recurring deferred income amortization.

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Increase in reinsurance recoverable due from insurers	$—	$—	$—	$—
Less: related premiums paid	—	—	—	—

Income deferred during the period	—	—	—	—
Amortization of deferred income	(3,720)	(3,693)	(11,162)	(20,075)

Decrease in deferred income	(3,720)	(3,693)	(11,162)	(20,075)
Deferred income on retroactive reinsurance — beginning of period	113,835	135,659	121,277	152,041

Deferred income on retroactive reinsurance — end of period	$110,115	$131,966	$110,115	$131,966

For the three months ended September 30, 2009, the above activity arises from the 2001 retroactive adverse development contract for $400,000, which is the only retroactive reinsurance contract that remains in effect. The reinsurance recoverable and funds held balances in respect of this contract were $349,000 and $232,338, respectively, at September 30, 2009 ($349,000 and $220,843, respectively, at December 31, 2008).

For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

8.	Income Taxes

The effective income tax rate was 31.3% and 25.8% in the three and nine months ended September 30, 2009, respectively. The effective rate differs from the statutory federal income tax rate of 35% primarily because of the benefit of tax-exempt interest and dividends received deductions.

9.	Commitments and Contingencies

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeals for the Third Circuit. The briefing on appeal has been completed. The court heard oral arguments on April 21, 2009 in Philadelphia, Pennsylvania. The court took the matter under submission. A final ruling is not expected from the Court of Appeals before late 2009. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.

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

The Company operates primarily in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

General liability	$35,245	$45,661	$111,412	$152,225
Workers’ compensation	46,556	55,332	141,193	173,685
Commercial automobile	27,053	44,781	95,552	146,588
Property	20,690	35,962	75,560	136,872
Commercial multi-peril	18,442	19,687	57,162	60,461
Accident and health	27,828	24,608	89,936	76,832
Other[1]	6,218	6,947	18,928	21,007

Total premiums earned	$182,032	$232,978	$589,743	$767,670

[1]	Other includes surety, homeowners and personal automobile lines of business.

The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Accident year loss and LAE ratios:
General liability	$25,615	72.7%	$32,744	71.7%	$80,115	71.9%	$110,574	72.6%
Workers’ compensation	37,793	81.2%	41,323	74.7%	113,556	80.4%	136,504	78.6%
Commercial automobile	19,627	72.6%	32,589	72.8%	70,007	73.3%	107,605	73.4%
Property	14,184	68.6%	107,991	300.3%	54,140	71.7%	175,849	128.5%
Commercial multi-peril	10,626	57.6%	12,420	63.1%	32,737	57.3%	37,636	62.2%
Accident and health	19,380	69.6%	16,576	67.4%	61,849	68.8%	52,313	68.1%
Other	2,659	42.8%	3,199	46.0%	7,580	40.0%	9,343	44.5%

Total accident year losses and LAE	129,884	71.4%	246,842	106.0%	419,984	71.2%	629,824	82.0%
Prior years’ loss development	(6,934)	(3.8)	(35,336)	(15.2)	(28,709)	(4.8)	37,038	4.9

Calendar year losses and LAE	$122,950	67.6%	$211,506	90.8%	$391,275	66.4%	$666,862	86.9%

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

Statements Regarding Forward-Looking Information

Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe-harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. These are statements that relate to future periods and include statements regarding the Company’s anticipated performance. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:

•	Competitive conditions in the insurance market and the ability to attract and retain new business;

•	Adverse effect of volatility in the global financial markets including changes in interest rates, credit spreads, foreign currency exchange rates and other factors;

•	Current economic downturn;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to realize the Company’s investment objectives;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Loss of key producers;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Ability of Fairfax to determine the outcome of corporate action requiring stockholder approval;

•	Changes in governmental regulations; and

•	Exposure to credit risks on novated policies.

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

The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and allocated LAE (“ALAE”), including incurred but not reported losses and development of reported losses, are projected by line of business by accident year using several standard actuarial methodologies. At each balance sheet date, Company management establishes its “best estimate” based on the actuarial central estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. At September 30, 2009, the Company’s actuaries concurred with the reasonableness of management’s best estimate.

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

The Company has written general liability, commercial multi-peril and umbrella policies under which its policyholders continue to present asbestos, environmental and other latent claims. The vast majority of these claims, particularly with respect to asbestos and environmental claims, are presented under policies written many years ago. There are significant uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. Reserves for these exposures cannot be estimated solely with traditional loss reserving techniques, which rely on historical accident year development factors. Among the uncertainties relating to asbestos, environmental and other latent reserves are a lack of historical data, long reporting delays and complex unresolved legal issues regarding policy coverage and the extent and timing of any such contractual liability. Courts have reached different, and frequently inconsistent, conclusions as to when losses occurred, what claims are covered, under what circumstances the insurer has an obligation to defend, how policy limits are determined and how policy exclusions are applied and interpreted.

No adjustment was made to asbestos, environmental or other latent reserves in the three and nine months ended September 30, 2009. Gross and net incurred loss and ALAE were reduced by an unaccrued recovery of $13,750 associated with an asbestos lawsuit that was settled in 2008. In 2008 and 2007, based on the Company’s internal actuarial reviews, the Company strengthened its asbestos, environmental and other latent reserves by $36,215 and $54,547, respectively.

Investments

The Company is responsible for determining the fair value of its investment portfolio by utilizing market-driven fair value measurements obtained from active markets where available, by considering observable and unobservable inputs and by employing valuation techniques that make use of current market data.

In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further details on the fair value hierarchy refer to Note 4 to the consolidated financial statements. The Company’s Level 3 investments are comprised of mortgage-backed securities purchased at deep discounts to par (less than 1% of total investment portfolio at fair value), which are valued using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. Other mortgage-backed securities, purchased at deep discounts to par (approximately 2.5% of total investment portfolio at fair value), are included in Level 2 investments as they are priced using broker-dealer quotes. At September 30, 2009, the total fair value of the Company’s Level 2 and Level 3 mortgage-backed securities was $106,284. Gains or losses arising from changes in the fair value of the mortgage-backed securities are recorded in realized investment gains and losses in the consolidated statements of income. For the three and nine months ended September 30, 2009, realized investment gains resulting from the net change in fair value of the mortgage-backed securities were $24,176 and $30,069, respectively.

Derivative securities held by the Company at September 30, 2009 are principally credit default swaps. These credit default swaps are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in net income in the period in which they occur. The Company obtains broker-dealer quotes for its credit default swaps from third-party providers, principally broker-dealers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements. At September 30, 2009 and December 31, 2008, the fair value of the credit default swaps was $23,116 and $138,830, respectively. Gains or losses arising from changes in the fair value of the credit default swaps are recorded in realized investment gains and losses in the consolidated statements of income. For the three and nine months ended September 30, 2009 and 2008, realized investment gains and losses resulting from the net change in fair value of the credit default swaps were losses of $(19,504) and $(6,054) and gains of $119,316 and $275,961, respectively.

The Company holds significant investments in equities and equity related securities. The market values of these investments are volatile and may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. At each reporting date, and more frequently when conditions warrant, management evaluates all available-for-sale securities with unrealized losses to determine whether an other than temporary decline in value exists and whether losses should be recognized in earnings rather than in accumulated other comprehensive income (loss). The process for determining whether a security is other than temporarily impaired requires judgment and involves analyzing many factors. These factors include but are not limited to (i) the length of time and extent to which the fair value has been less than its cost or amortized cost; (ii) the severity of the impairment; (iii) the cause of the impairment; (iv) the financial condition and near-term prospects of the issuer as well as specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; and (v) for fixed income securities, the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which in some cases, may extend to maturity, and for equity securities, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value in the near term. To the extent management determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessments of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, significant assumptions and management judgment regarding these risks and uncertainties are involved in determining if a decline is other than temporary. As a result of the volatility in the financial markets that occurred during 2008 and that has continued into 2009, the duration and severity of unrealized losses on many of the Company’s investments has exceeded historical norms making it particularly difficult for management to evaluate whether impairments are other than temporary. Management will continue to monitor these unrealized losses and will assess all available facts and circumstances for each security as they become known, which may result in changes to the conclusions reached at September 30, 2009 based on current facts and circumstances existing at that date, resulting in additional other than temporary impairments in future periods.

During the three and nine months ended September 30, 2009 and 2008, the Company recorded other than temporary impairment charges of $26 and $105,980, and $34,698 and $75,776, respectively, primarily related to write-downs of equity securities.

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

At September 30, 2009 and December 31, 2008, reinsurance recoverable was $905,967 and $968,217, net of reserves for uncollectible reinsurance of $55,499 and $55,999, respectively. Included in reinsurance recoverable is $141,030 and $142,213 at September 30, 2009 and December 31, 2008, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased annuities to settle certain claim liabilities. The provision for uncollectible reinsurance for the three and nine month periods ended September 30, 2009 and 2008 was $0 and $2,000, and $2,000 and $6,000, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.

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

Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s operating subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets arising from investments (a significant portion of which relates to impairments), loss reserve discounting, deferred income on retroactive reinsurance and unearned premium adjustments. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.

At September 30, 2009, there are no valuation allowances against the Company’s gross deferred tax assets of $146,895. The Company has determined that a valuation allowance is not required with respect to temporary differences that would reverse as capital losses because the Company realized substantial capital gains in 2007 and 2008 that can be offset by capital losses incurred in 2009 or 2010. In addition, the Company has the ability and intent to hold its available-for-sale securities until maturity or recovery in value. The Company’s current projections of future taxable income are based on assumptions of declining premium volumes and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Realization of the deferred tax asset under FASB ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes) ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by factors including substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.

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

With respect to the Company’s underwriting operations, management monitors key indicators of growth and profitability. Growth is generally measured in terms of gross premiums written. Management further monitors growth in its gross premiums written in terms of its rate of retention of existing policyholders, increases or decreases in the pricing of renewed policies and the growth in new business premiums. Underwriting profitability is measured both in dollars and by the combined ratio, a standard industry measure. Underwriting profit or loss equals premiums earned, less losses and LAE, policy acquisition costs and other underwriting expenses. The combined ratio expresses underwriting results as a percentage of premiums earned and generally is comprised of two components: the loss ratio, which is the percentage of losses and LAE to premiums earned, and the expense ratio, which is the percentage of the sum of policy acquisition costs and other underwriting expenses to premiums earned. A combined ratio less than 100% indicates an underwriting profit; a combined ratio greater than 100% indicates an underwriting loss.

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

Market Conditions

The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, credit conditions and interest rates, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends. These soft market conditions heightened in 2008 and the Company has continued to see soft market pricing through all lines of business in the first nine months of 2009 with competitors in some cases writing accounts at levels below average developed losses with multi-year rate lock deals and frequently terms and conditions are expanded without much price consideration. Although there were some signs earlier in the year that the market was in transition, as evidenced by stable or slightly increasing rates across certain lines of business such as California workers’ compensation, overall market conditions still remain competitive and have deteriorated during the third quarter of 2009. Throughout the first half of the year, some property insurers were reducing available limits in peak catastrophe zones as a result of significant catastrophe losses sustained by the industry in 2008, primarily from Hurricane Ike, and increases in reinsurance costs, resulting in property rates stabilizing. However, more recently, there has been an increase in available capacity in these catastrophe zones, attributable to the light hurricane season to date and improved capital position of many insurers, which may put downward pressure on property pricing.

During the first nine months of 2009, the Company’s renewal retention rates, renewal pricing and new business growth all declined compared to the first nine months of 2008; however, the rates of decline for retention and pricing appear to have moderated since the latter half of 2008. Renewal retention rates declined by approximately 1 percentage point in the nine months ended September 30, 2009, as compared to declines of approximately 4 percentage points in each of the third and fourth quarters of 2008. Specifically, renewal retention rates for casualty lines remained stable and renewal retention rates for property lines declined by approximately 7 percentage points in the first nine months of 2009 as compared to 2008, with the property renewal rates continuing to be depressed by underwriting actions intended to improve profitability. Renewal pricing declined by approximately 1% in the nine months ended September 30, 2009, as compared to rate declines of approximately 5% and 4% in the third and fourth quarters of 2008, respectively. New business growth continues to be adversely impacted by the weak economy and declined by approximately 18% in the first nine months of 2009, attributable to a reduction in both casualty and property business.

Although there is some evidence of deceleration in rate decreases, the Company expects the market to remain competitive for the remainder of 2009 and well into 2010, attributable to the combined effects of the light catastrophe season to date, the restoration of capital throughout the industry, resulting from the improvement in the financial markets, and additional competitors in some lines of business placing downward pressure on price levels. Under such conditions, the Company will continue to reject underpriced new business submissions and to shed accounts and classes of business that are unprofitable. As a consequence, it is likely that the Company’s premium volume may decline further and the expense ratio will increase as the shrinkage of premium revenues outpaces cost-cutting measures. In addition, as premium receipts decline and claim payments continue at or near historical norms, the Company is likely to continue to have negative cash flow from operations in the near future.

Results of Operations

The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross premiums written	$196,938	$231,675	$653,346	$793,907

Net premiums written	$165,359	$195,713	$543,841	$686,647

Premiums earned	$182,032	$232,978	$589,743	$767,670
Losses and LAE	122,950	211,506	391,275	666,862
Underwriting expenses	69,797	84,076	206,040	248,451

Underwriting loss	(10,715)	(62,604)	(7,572)	(147,643)
Investment income and net realized investment gains and losses	244,607	177,075	275,490	389,138
Interest and other expense	8,667	9,447	24,137	25,131
Costs related to early retirement of debt	—	—	—	392

Income before income taxes and equity in earnings of investees	225,225	105,024	243,781	215,972
Income tax expense	70,464	35,296	62,794	71,958

Income before equity in earnings of investees	154,761	69,728	180,987	144,014
Equity in earnings (losses) of investees, net of tax	—	—	79	(461)

Net income	$154,761	$69,728	$181,066	$143,553

Loss and LAE ratio	67.6%	90.8%	66.4%	86.9%
Underwriting expense ratio	38.3	36.1	34.9	32.3

Combined ratio	105.9%	126.9%	101.3%	119.2%

The increase in net income in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily attributable to higher investment earnings and improved underwriting results. The increase in investment earnings was primarily due to higher income from investments at equity, including partnership investments, and higher net realized investment gains, which include a $124,405 mark-to-market gain on the Company’s investment in Odyssey Re Holdings Corp. (“Odyssey”), an affiliated company, for which the Company has elected the fair value option. The improvement in underwriting income and corresponding loss and LAE ratios was principally due to a lack of major catastrophes and a recovery of $13,750 (7.6 loss ratio points) associated with an asbestos lawsuit that was settled in 2008, partially offset by lower favorable prior year loss development. By comparison, third quarter 2008 underwriting results were adversely affected by significant catastrophe losses associated with Hurricanes Gustav and Ike of $71,500 (30.7 loss ratio points).

The increase in net income in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was primarily attributable to improved underwriting results, partially offset by lower investment earnings. The increase in underwriting income and corresponding improvement in the loss and LAE and combined ratios was principally due to the effect of one-time charges recorded in the nine months ended September 30, 2008, including: (i) a charge of $75,470 arising from the commutation of a reinsurance contract (9.8 loss ratio points); (ii) catastrophe losses associated with Hurricanes Gustav and Ike of $71,500 (9.3 loss ratio points); and (iii) a charge of $25,500 associated with the settlement of an asbestos related lawsuit (3.3 loss ratio points). Excluding the effects of the reinsurance commutation, Hurricanes Gustav and Ike and the asbestos lawsuit activity, the loss ratio was 68.7% for the nine months ended September 30, 2009 as compared to 64.5% for the nine months ended September 30, 2008, the increase being primarily due to lower favorable prior year loss development and the cumulative effect of the weak economy and challenging market conditions that have persisted for the last several quarters. Investment earnings were lower in the nine months ended September 30, 2009 as compared to 2008, primarily due to lower net realized gains on derivative and short-sale securities, partially offset by higher realized gains from other invested assets and higher income from investments at equity, including partnership investments.

Underwriting Results

Gross Premiums Written

Gross premiums written by line of business are summarized as follows:

	Three Months Ended September 30,
			Increase/	Percent
	2009	2008	(Decrease)	Change

General liability	$42,953	$49,254	$(6,301)	(12.8)%
Workers’ compensation	47,303	50,793	(3,490)	(6.9)%
Commercial automobile	18,452	36,864	(18,412)	(49.9)%
Property	19,060	31,858	(12,798)	(40.2)%
Commercial multi-peril	19,990	21,411	(1,421)	(6.6)%
Accident and health	41,812	33,077	8,735	26.4%
Other[1]	7,368	8,418	(1,050)	(12.5)%

Total gross premiums written	$196,938	$231,675	$(34,737)	(15.0)%

	Nine Months Ended September 30,
			Increase/	Percent
	2009	2008	(Decrease)	Change

General liability	$146,312	$172,768	$(26,456)	(15.3)%
Workers’ compensation	149,268	158,433	(9,165)	(5.8)%
Commercial automobile	80,501	136,772	(56,271)	(41.1)%
Property	68,660	138,574	(69,914)	(50.5)%
Commercial multi-peril	61,349	63,764	(2,415)	(3.8)%
Accident and health	129,134	103,900	25,234	24.3%
Other[1]	18,122	19,696	(1,574)	(8.0)%

Total gross premiums written	$653,346	$793,907	$(140,561)	(17.7)%

[1]	Other includes surety, homeowners and personal automobile lines of business.

For the three months ended September 30, 2009, gross premiums written associated with the Company’s commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $42,422, or 22.3%, as compared to the three months ended September 30, 2008, primarily due to a lower renewal premium base, whereas pricing and renewal retention rates remained stable and new business increased by approximately 6%. For the nine months ended September 30, 2009, gross premiums written associated with the Company’s commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $164,221, or 24.5%, as compared to the nine months ended September 30, 2008, primarily due to a decline in new business of approximately 18%, a decline in renewal retention rates of approximately 1 percentage point and price decreases on renewal policies of approximately 1%. The year to date decline in new business is attributable to a reduction in both property and casualty writings. The prolonged soft market conditions and weak economy continue to adversely affect premium growth and make it very challenging to write new business at acceptable rates. In addition to competitive market conditions, the decline in gross premiums written is also attributable to underwriting actions taken by the Company to reduce unprofitable classes of business, most notably a reduction in the property and commercial automobile lines of business. The Company continues to maintain its disciplined approach to underwriting in this highly competitive market, renewing business and writing new business only where it believes rates are acceptable and terms and conditions are appropriate for the exposure.

The decline in gross premiums written in the commercial lines was partially offset by growth from the accident and health business.

Casualty Gross Premiums Written

For the three and nine months ended September 30, 2009, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $28,203, or 20.6%, and $91,892, or 19.6%, respectively, as compared to the three and nine months ended September 30, 2008. For the three months ended September 30, 2009, the decrease was primarily due to a lower renewal premium base, although renewal retention rates increased by approximately 2 percentage points and prices on renewal policies remained stable, partially offset by an increase in new business of approximately 8%. For the nine months ended September 30, 2009, the decrease was primarily due to a reduction in new business of approximately 17% and price decreases on renewal policies of approximately 1%, while renewal retention rates remained stable. Aside from modest improvement in California workers’ compensation rates, casualty business across the industry is continuing to suffer from inadequate rates.

For the nine months ended September 30, 2009, the significant reduction in commercial auto gross premiums written as compared to the prior year period is due to the Company more aggressively reducing its exposure to transportation accounts where loss experience was unfavorable. The reduction in general liability largely reflects a decrease in the non-admitted casualty business, primarily related to the impact of the recession on the Company’s construction business.

Property Gross Premiums Written

For the three and nine months ended September 30, 2009, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $14,219, or 26.7%, and $72,329, or 35.7%, respectively, as compared to the three and nine months ended September 30, 2008. For the three months ended September 30, 2009, the decrease was primarily due to a lower renewal premium base, although renewal retention rates remained stable, and price decreases on renewal policies of approximately 1%. For the nine months ended September 30, 3009, the decrease was primarily due to a decline in new business of approximately 19%, a reduction in renewal retention rates of approximately 7 percentage points and price decreases on renewal policies of approximately 1%. In addition to soft market conditions which have significantly affected the Company’s property business, the decrease in property gross premiums written is also due to a continued reduction in habitational business, where our loss ratios are higher than the remainder of the book of business, as well as a reduction in accounts with larger total insured values.

Earlier in the year there were some signs of property rates stabilizing, or even increasing in a few cases, driven by reduced capacity in peak catastrophe zones as a result of significant catastrophe losses sustained in 2008 from Hurricane Ike and increased property catastrophe reinsurance costs. However, the light catastrophe season to date may result in downward pricing pressure on property rates for the remainder of 2009.

Other Gross Premiums Written

For the three and nine months ended September 30, 2009, the increase in other gross premiums written of $7,685, or 18.5%, and $23,660, or 19.1%, was primarily due to significant growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business continues to benefit from Crum & Forster’s “A” A.M. Best rating, which has resulted in the Company acquiring several new programs since 2007 that have contributed to business growth. The growth in 2009 has primarily come from the employer stop loss business.

Net Premiums Written

For the three and nine months ended September 30, 2009, net premiums written decreased by $30,354, or 15.5%, and $142,806, or 20.8%, compared to the three and nine months ended September 30, 2008, respectively, reflective of the decline in gross premiums written in the corresponding periods.

Premiums Earned

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three and nine months ended September 30, 2009, premiums earned decreased by $50,946, or 21.9%, and $177,927, or 23.2%, as compared to the three and nine months ended September 30, 2008. The decrease was generally comparable to the decrease in net premiums written.

Losses and Loss Adjustment Expenses

For the three and nine months ended September 30, 2009, the Company’s calendar period loss and LAE ratio improved to 67.6% and 66.4%, respectively, from 90.8% and 86.9% for the three and nine months ended September 30, 2008, respectively. For the three months ended September 30, 2009, the improvement in the calendar year loss and LAE ratio was principally due to the lower catastrophe losses, partially offset by lower prior year favorable loss development as compared to three months ended September 30, 2008. Catastrophes contributed 1.8 and 31.7 percentage points in the three months ended September 30, 2009 and 2008, respectively, of which 30.7 points were associated with Hurricanes Gustav and Ike in the three months ended September 30, 2008. The lower prior year favorable loss development is primarily attributable to lower favorable loss experience in the workers’ compensation and general liability lines of business as well as adverse loss development in the commercial auto line of business, partially offset by favorable development of $13,750 associated with the settlement of an asbestos lawsuit in 2008.

For the nine months ended September 30, 2009, the improvement in the calendar year loss and LAE ratio was principally due to the combined effects of one-time charges recorded in the nine months ended September 30, 2008, including: (i) a charge of $75,470 arising from the commutation of a reinsurance contract (9.8 loss ratio points) in the second quarter; (ii) catastrophe losses associated with Hurricanes Gustav and Ike of $71,500 (9.3 loss ratio points) in the third quarter; and (iii) a charge of $25,500 associated with the aforementioned asbestos lawsuit settlement (3.3 combined ratio points) in the first quarter. Excluding the effects of the reinsurance commutation, Hurricanes Gustav and Ike and the asbestos lawsuit activity, the loss ratio was 68.7% for the nine months ended September 30, 2009 as compared to 64.5% for the nine months ended September 30, 2008, the increase being primarily due to lower favorable prior year loss development and the cumulative effect of the weak economy and challenging market conditions that have persisted over the past several quarters.

The accident year loss and LAE ratio was 71.2% for the first nine months of 2009 as compared to 82.0% for the first nine months of 2008. The improvement is primarily attributable to a reduction in catastrophe losses. The full year accident year 2008 loss ratio was 80.4%, inclusive of 7.2 loss ratio points from Hurricanes Gustav and Ike.

Underwriting Expenses

Underwriting expenses include policy acquisition costs (costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes) and other operating expenses associated with the Company’s underwriting activities, such as salaries and benefits, information technology costs and rent. For the three and nine months ended September 30, 2009, the Company’s underwriting expense ratio increased to 38.3% and 34.9%, respectively, from 36.1% and 32.3% for the three and nine months ended September 30, 2008, respectively. Despite reduced other operating expenses, primarily reflecting the combined effects of cost saving initiatives in 2009 and a write-off of software development costs of $3,185 in 2008, the increase in the underwriting expense ratio in 2009 relative to prior year, is primarily attributable to a reduction in net earned premium in both the three and nine month periods ended September 30, 2009. Continued soft market conditions and a weak economy continue to adversely affect the Company’s underwriting expense ratio.

Investment Results

Information on the Company’s investment results is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Average investments, including cash and cash equivalents, at book value[1]	$3,607,800	$4,291,043	$3,718,109	$4,419,599

Investment income	$34,213	$14,706	$133,165	$61,792
Realized investment gains	210,394	162,369	142,325	327,346
Pre-tax equity in earnings (losses) of investees	—	—	121	(709)
Change in unrealized investment gains (losses) and foreign currency translation	259,335	(32,229)	491,349	(81,893)

Total return on investments	$503,942	$144,846	$766,960	$306,536

Annualized total return on investments	55.9%	13.5%	27.5%	9.2%

[1]	Includes book value of assets pledged for derivatives of $24,009 and $243,445 at September 30, 2009 and 2008, respectively.

The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings of investees), realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In 2008, the Company significantly reduced its credit default swap portfolio and closed out its total return swap positions and equity and equity index short positions, realizing significant gains and reinvesting the proceeds to a large extent in equity securities. As a result, the investment portfolio is exposed, to a much larger degree than in previous reporting periods, to volatility in the equity markets. The significant increase in the annualized total return on investments for the three and nine months ended September 30, 2009 as compared to the corresponding prior year periods, is primarily attributable to the improvement in financial market conditions in recent months, resulting in an unrealized appreciation of the investment portfolio.

The year over year decline in the average book value of investments is largely attributable to cash used in operations in the first nine months of 2009 of $309,499, as well as dividends paid to Fairfax of $100,000, both of which were funded from the proceeds of sales of fixed income securities.

Investment Income

The components of investment income for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest on fixed income securities	$25,310	$28,092	$78,900	$78,779
Dividends from equity securities	7,064	5,693	28,403	16,393
Earnings (losses) from investments at equity and other invested assets	9,477	(13,810)	46,152	(19,896)
Other, primarily interest on cash and cash equivalents	184	6,566	1,288	22,437

Gross investment income	42,035	26,541	154,743	97,713
Interest on funds held under reinsurance contracts	(3,897)	(3,862)	(11,496)	(12,969)
Investment expenses	(3,925)	(7,973)	(10,082)	(22,952)

Investment income	$34,213	$14,706	$133,165	$61,792

For the three and nine months ended September 30, 2009, the increase in investment income of $19,507, or 132.6%, and $71,373, or 115.5%, as compared to the corresponding prior year periods, was primarily due to the combined effects of: (i) higher earnings from the Company’s investments at equity, attributable to the underlying improvement in the equity markets in 2009; (ii) higher dividends from equity securities due to a shift in portfolio composition to equity securities since the fourth quarter of 2008; and (iii) lower investment expenses related principally to the Standard & Poor’s Depositary Receipts (“SPDRs”) short-sales which were closed out in the second quarter of 2008. Offsetting these year over year increases in investment income was a decline in interest on cash and cash equivalents due to lower cash collateral held in 2009 as compared to 2008, related to the SPDRs short-sales and a decline in year over year short-term interest rates.

Net Realized Investment Gains and Losses

Net realized investment gains in the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Fixed income securities	$71,728	$(25,406)	$145,452	$(12,151)
Equity securities	22,277	2,815	30,955	2,815
Derivatives and short-sale obligations	(14,992)	261,156	(1,883)	495,930
Investments at equity and other invested assets	131,407	(41,498)	73,781	(83,472)

	210,420	197,067	248,305	403,122
Other than temporary impairment charges:
Fixed income securities	—	—	(3,507)	(1,265)
Equity securities	(26)	(34,698)	(102,473)	(74,511)

	(26)	(34,698)	(105,980)	(75,776)

Total pre-tax net realized investment gains	$210,394	$162,369	$142,325	$327,346

The increase in net realized investment gains for the three months ended September 30, 2009 of $48,025, or 29.6%, as compared to the corresponding prior year period, primarily reflects: (i) lower net gains on credit default swaps and total return swaps. During the three months ended September 30, 2009, the Company recorded net losses of $19,504 on credit default swaps and net gains of $2,611 on total return swaps as compared to net gains of $119,316 on credit default swaps and net gains of $141,263 on total return swaps in the three months ended September 30, 2008; (ii) higher mark-to-market gains on other invested assets, principally attributable to a gain of $124,405 on the Company’s investment in Odyssey, for which the Company has elected the fair value option; and (iii) an increase in net gains on fixed income and equity securities, which include $33,480 of net gains related to sales of fixed income securities and $38,248 of net mark-to-market gains on held-for-trading fixed income securities in the third quarter of 2009.

The decrease in net realized investment gains of $185,021 or 56.5% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily reflects: (i) lower gains on derivatives and short-sale obligations, primarily due to significant gains recognized in 2008 related to credit default swaps, SPDRs short-sales and total return swaps. For the nine months ended September 30, 2009, net losses on derivatives and short-sale obligations include net losses of $6,054 related to credit default swaps and net gains of $2,611 related to total return swaps as compared to net gains of $275,961 related to credit default swaps and net gains of $218,566 related SPDRs short-sales and total return swaps in the nine months ended September 30, 2008; (ii) higher mark-to-market gains on other invested assets, principally attributable to a gain of $64,564 on the Company’s investment in Odyssey, whereas the 2008 period included a loss on the Company’s investment in Northbridge Financial Corp., an affiliated Company, of $75,558; and (iii) higher net gains on fixed income and equity securities, which include $87,881 of net gains related to sales of fixed income securities and $57,571 of net mark-to-market gains on held-for-trading fixed income securities. During 2008, the Company significantly reduced its credit default swap portfolio and closed out its total return swaps, SPDRs and equity short-sales, removing the hedge on its investment portfolio and realizing significant gains. With the recent improvement in the equity markets, the Company has recently re-entered into total return swaps transactions as an economic hedge against a decline in the U.S. equity markets.

Interest and Other Expense

For the three and nine months ended September 30, 2009, interest and other expenses, excluding costs related to early retirement of debt in 2008, were $8,667 and $24,137, and $9,447 and $25,131, respectively. The lower expense in the three and nine months ended September 30, 2009, was primarily due to lower severance payments.

Income Taxes

The effective income tax rate was 25.8% and 33.3% for the nine months ended September 30, 2009 and 2008, respectively. For 2009, the effective rate differs from the statutory federal income tax rate of 35% primarily because of the benefit of tax-exempt interest of $14,627 or 6.0% and dividends received deductions of $5,221 or 2.1%.

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

The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At September 30, 2009, US Fire reported statutory earned surplus of $591,338 and North River reported statutory earned surplus of $208,331. In March 2009, both US Fire and North River received approval from the Delaware Department of Insurance and New Jersey Department of Banking and Insurance, respectively, to pay extraordinary dividends. Although the amount of the dividend for both companies was 10% of prior year-end surplus (the amount of an ordinary dividend), the extraordinary dividend approvals allowed acceleration of the dividend payments from October to March for US Fire and from May to March for North River. On March 27, 2009, North River paid a cash dividend in the amount of $44,100 to the Company and on March 30, 2009, US Fire paid a cash dividend in the amount of $94,300 to the Company. Neither US Fire nor North River may pay any further dividends in 2009 without prior regulatory approval. On April 16, 2009, the Company paid a cash dividend to Fairfax of $100,000.

Cash used in financing activities in the nine months ended September 30, 2009, was comprised of dividends paid to Fairfax of $100,000. Cash used in financing activities in the nine months ended September 30, 2008, was comprised of dividends paid to Fairfax of $130,000 and retirement of the remaining outstanding $4,270 senior notes due 2013.

Shareholder’s equity was $1,566,705 at September 30, 2009, as compared to $1,166,432 at December 31, 2008. The increase in shareholder’s equity reflects net unrealized investment gains of $319,377 and current year net income of $181,066, partially offset by dividends paid to Fairfax of $100,000. Statutory surplus was $1,592,928 at September 30, 2009 and $1,410,612 at December 31, 2008. The increase from prior year end is principally attributable to net unrealized capital gains of $199,500 and net income of $138,947 partially offset by dividends paid by the insurance companies to Crum & Forster Holdings Corp. of $138,400.

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

The prolonged soft market conditions in which the insurance subsidiaries are currently operating have resulted in double digit percentage declines in premium volume over the last two years. In addition, the Company initiated actions in 2008 to eliminate unprofitable classes of business. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 58% of total gross premiums written year to date in 2009) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period. If premium receipts continue to decline and claim payments continue at historical norms, the Company is likely to have negative cash flow from operations in the near future.

Cash used in operations was $309,499 for the nine months ended September 30, 2009 as compared to cash provided from operations of $265,779 for the nine months ended September 30, 2008, which included $302,500 of proceeds from the commutation of a finite reinsurance contract. Excluding the commutation proceeds, cash out flow from operations was worse by $272,778. The unfavorable variance from prior year is primarily attributable to lower premium collections (related to the decline in premiums written, approximately $141,400), higher income tax payments which are substantially related to 2008 realized investment gains (approximately $84,300), and higher net paid losses (approximately $28,300). The higher net paid losses are primarily related to net paid losses associated with the 2008, 2005 and 2004 hurricanes, whereas results for 2008 included loss recoveries of $13,800 associated with the 2004 and 2005 hurricanes and proceeds of $10,400 from commutation of a reinsurance treaty. The Company’s underwriting cash flows continue to be negative, reflecting declining premiums as a result of the continued soft market and recent underwriting actions in the face of steady or only marginally declining paid losses, ceded reinsurance costs and fixed operating expenses.

During the fourth quarter of 2008 and the first quarter of 2009, the Company made significant purchases of fixed income and equity securities, when the Company determined that market price levels were attractive. In doing so, it reduced its historically high levels of cash, cash equivalents and short-term investments to lower levels. During the first quarter of 2009, the Company sold several municipal securities with a fair market value of approximately $146,200 to third-parties and Fairfax affiliates to meet operating needs and restore its cash and short-term investments position to more normal levels. At September 30, 2009, the insurance subsidiaries held $332,921 in highly liquid, short-term and other marketable securities to meet their operating needs and provide available cash in the event of unanticipated large claim payments. Management believes that the insurance subsidiaries have sufficient cash and short-term investments, that together with cash generated from future investing operations, will meet their operating liquidity needs.

The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, was $4,138,138 and $4,032,034 at September 30, 2009 and December 31, 2008, respectively, of which $361,438 and $709,799 was held in cash, cash equivalents and short-term investments at September 30, 2009 and December 31, 2008, respectively.

The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased, although at times the Company may invest, to a limited extent, in non-investment grade fixed income securities if market opportunities avail. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company holds mortgage-backed securities (approximately 3% of the total investment portfolio of $4.1 billion), purchased at deep discounts to par. In addition, the Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, which serve as economic hedges against declines in the fair value of the Company’s financial assets. Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of the Company, and amounted to $6,872 at September 30, 2009. The Company has the right to sell or repledge this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($16,244 at September 30, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.

At September 30, 2009 and December 31, 2008, 82.8% and 86.7% of the Company’s fixed income securities were rated investment grade, respectively.

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

Crum & Forster’s insurance subsidiaries are assigned financial strength ratings from major rating agencies which include A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”) Insurance Rating Services and Moody’s Investors Service (“Moody’s”). Crum & Forster’s insurance subsidiaries have an “A” financial strength rating (the third highest of fifteen rating categories) with a stable outlook from A.M. Best, a “BBB+” financial strength rating (the fourth highest of nine major rating categories) with a stable outlook from S&P’s Insurance Rating Services and a “Baa1” financial strength rating from Moody’s (the fourth highest of nine major rating categories) with a stable outlook.

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

The Company is exposed to several types of market risk related to its investment operations. These risks are principally interest rate risk, credit risk, equity price risk and foreign currency exchange risk. The term “market risk” refers to the risk of loss arising from adverse changes in the fair value of financial instruments. All market sensitive instruments discussed here relate to the Company’s investment portfolio.

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

Interest Rate Risk

At September 30, 2009, the fair value of Crum & Forster’s investment portfolio included $1,850,620 of fixed income securities, the majority of which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At September 30, 2009			At December 31, 2008
	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
	Securities	$ Change	% Change	Securities	$ Change	% Change

200 basis point decline	$2,133,324	$282,704	15.3%	$2,106,515	$339,183	19.2%
100 basis point decline	$1,995,992	$145,372	7.9%	$1,958,505	$191,173	10.8%
Base scenario	$1,850,620	—	—	$1,767,332	—	—
100 basis point increase	$1,730,619	$(120,001)	(6.5)%	$1,584,304	$(183,028)	(10.4)%
200 basis point increase	$1,561,269	$(289,351)	(15.6)%	$1,425,703	$(341,629)	(19.3)%

Credit Risk

Credit risk is the risk of loss resulting from the failure of a counterparty to honor its financial or contractual obligations to the Company. Credit risk arises predominantly with respect to investments in debt instruments, reinsurance recoverable, premiums receivable and balances due from counterparties to derivative contracts (primarily credit default swaps). There were no significant changes to the Company’s exposure to credit risk at September 30, 2009 compared to December 31, 2008.

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of September 30, 2009, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.

The credit default swaps are recorded at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur. The Company obtains broker-dealer quotes for its credit default swaps from third-party providers. In addition, the Company assesses the reasonableness of the fair values obtained from these providers by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition.

Counterparties to the credit default swaps expose the company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. The fair value of this collateral, which is not reflected on the Company’s balance sheet, is held by an independent custodian in the name of the Company, and amounted to $6,872 at September 30, 2009. The Company has the right to sell or repledge this collateral, which it has not exercised. The Company believes that any remaining credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($16,244 at September 30, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.

The Company’s credit default swaps have declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, the Company reviewed the financial objectives of its economic hedging program and decided not to replace closed credit default swaps based on: (i) the Company’s judgment that its exposure to elevated levels of credit risk had moderated and that its historical approaches to managing credit risk were satisfactory in mitigating the Company’s exposure to credit risk arising from its financial assets; (ii) the significant increase in the cost of purchasing credit protection; and (iii) the fact that the Company’s capital and liquidity had benefited from approximately $450 million in realized gains from credit default swaps since inception of the hedge program. As a result, the effects that credit default swaps as hedging instruments may be expected to have on the Company’s future financial position, liquidity and results of operations may be expected to diminish significantly relative to the effects in recent years. The Company may initiate new credit default swap contracts as an effective hedging mechanism in the future, but there can be no assurance that it will do so.

The following tables summarize the effect of the credit default swaps and related hedged items on the Company’s financial position and results of operations as of and for the three and nine months ended September 30, 2009 and 2008:

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$1,850,620	$1,850,620	$92,248	$71,728	$163.976
Warrants	1.903	1,903	—	1,901	1,901
Premiums receivable	167,086	167,086	—	(375)	(375)
Reinsurance recoverable	905,967	905,967	—	—	—

Total credit risk exposure	$2,925,576	$2,925,576	92,248	73,254	165,502

Hedging instruments:
Derivatives:
Credit default swaps	$1,597,093	$23,116	—	(19,504)	(19,504)

Total hedging instruments	$1,597,093	$23,116	—	(19,504)	(19,504)

Net exposure			$92,248	$53,750	$145,998

[1]	Includes earnings charges for uncollectible premiums receivable and reinsurance recoverable.

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$2,463,470	$2,463,470	$9,921	$(26,671)	$(16,750)
Warrants	3,250	3,250	—	818	818
Premiums receivable	187,166	187,166	—	(675)	(675)
Reinsurance recoverable	1,025,144	1,025,144	—	(2,000)	(2,000)

Total credit risk exposure	$3,679,030	$3,679,030	9,921	(28,528)	(18,607)

Hedging instruments:
Derivatives:
Credit default swaps	$3,731,964	$244,258	—	119,316	119,316
Eurodollar futures contracts	488,000	—	—	(196)	(196)

Total hedging instruments	$4,219,964	$244,258	—	119,120	119,120

Net exposure			$9,921	$90,592	$100,513

[1]	Includes earnings charges for uncollectible premiums receivable and reinsurance recoverable.

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$1,850,620	$1,850,620	$166,843	$141,945	$308,788
Warrants	1,903	1,903	—	1,903	1,903
Premiums receivable	167,086	167,086	—	(1,125)	(1,125)
Reinsurance recoverable	905,967	905,967	—	(2,000)	(2,000)

Total credit risk exposure	$2,925,576	$2,925,576	166,843	140,723	307,566

Hedging instruments:
Derivatives:
Credit default swaps	$1,597,093	$23,116	—	(6,054)	(6,054)
Eurodollar futures contracts	—	—	—	(343)	(343)

Total hedging instruments	$1,597,093	$23,116	—	(6,397)	(6,397)

Net exposure			$166,843	$134,326	$301,169

[1]	Includes earnings charges for uncollectible premiums receivable and reinsurance recoverable.

	As of and for the Nine Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Credit risk exposures:
Fixed income securities	$2,463,470	$2,463,470	$(18,137)	$(13,416)	$(31,553)
Warrants	3,250	3,250	—	(2,652)	(2,652)
Premiums receivable	187,166	187,166	—	575	575
Reinsurance recoverable	1,025,144	1,025,144	—	(6,000)	(6,000)

Total credit risk exposure	$3,679,030	$3,679,030	(18,137)	(21,493)	(39,630)

Hedging instruments:
Derivatives:
Credit default swaps	$3,731,964	$244,258	—	275,961	275,961
Eurodollar futures contracts	488,000	—	—	(196)	(196)

Total hedging instruments	$4,219,964	$244,258	—	275,765	275,765

Net exposure			$(18,137)	$254,272	$236,135

[1]	Includes earnings charges for uncollectible premiums receivable and reinsurance recoverable.

Equity Price Risk

At September 30, 2009, the Company’s investment portfolio included $1,807,297 of equity securities comprised of $1,383,777 of available-for-sale equity securities, $355,303 of equity securities for which the Company has elected the fair value option under FASB ASC 825-10, Financial Instruments (formerly SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities) and $68,216 of equities owned by its equity method investees. This equity portfolio, which represented approximately 43.7% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $180,730 in the fair value of the equity portfolio at September 30, 2009. At December 31, 2008, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $139,841 in the fair value of the equity portfolio.

During much of 2008 and immediately preceding years, the Company had been concerned about the valuation of worldwide equity markets, uncertainty resulting from credit issues in the U.S. and global economic conditions. As protection against a decline in equity markets, the Company held short positions in SPDRs and U.S. listed common stocks and equity index and equity total return swaps, referred to in the aggregate as equity hedges. The Company also in the past purchased S&P Index call options to limit the potential loss on its equity index total return swaps and SPDRs short positions and to provide general protection against the short position in common stocks. In the latter half of 2008, following significant declines in global equity markets, the Company reviewed the financial objectives of its hedging program and determined that elevated risks in the global equity markets had moderated and subsequently closed all of its equity hedge positions, realizing substantial gains. During the fourth quarter of 2008, the Company increased its investments in equities as a result of the opportunities presented by significant declines in the global equity markets. During the third quarter of 2009, as a result of the rapid increase in the valuation level of worldwide equity markets, the Company once again determined to protect a portion of its equity and equity related holdings against a decline in equity markets and entered into equity index total return swaps with a notional value of $452,319.

The Company is required to post collateral equivalent to 6% of the notional value of the total return swaps at the time the swap is opened. These assets are recorded at fair value in assets pledged for derivatives on the consolidated balance sheets. At September 30, 2009, the fair value of the collateral posted, in the form of municipal bonds, was $29,756.

The following tables summarize the effect of equity risk hedging instruments and related hedged items on the Company’s historical financial position and results of operations as of and for the three and nine months ended September 30, 2009 and 2008:

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$1,383,777	$1,383,777	$166,508	$22,251	$188,759
Investments at equity	159,370	159,370	577	8,956	9,533
Other invested assets	355,303	355,303	—	131,407	131,407

Total equity exposure	$1,898,450	$1,898,450	167,085	162,614	329,699

Hedging instruments:
Derivatives:
Total return swaps	$452,319	$2,611	—	2,611	2,611

Total equity hedging instruments	$452,319	$2,611	—	2,611	2,611

Net equity exposure			$167,085	$165,225	$332,310

[1]	Includes earnings from investments at equity.

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$691,577	$691,577	$(41,309)	$(30,618)	$(71,927)
Investments at equity	126,713	126,713	(841)	(15,072)	(15,913)
Other invested assets	239,369	239,369	—	(41,575)	(41,575)

Total equity exposure	$1,057,659	$1,057,659	(42,150)	(87,265)	(129,415)

Hedging instruments:
Derivatives:
Total return swaps	$845,392	$45,558	—	141,263	141,263
S&P Index call options	310,464	1	—	(45)	(45)

Total equity hedging instruments	$1,155,856	$45,559	—	141,218	141,218

Net equity exposure			$(42,150)	$53,953	$11,803

[1]	Includes earnings from investments at equity.

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$1,383,777	$1,383,777	$322,728	$(71,518)	$251,210
Investments at equity	159,370	159,370	1,776	44,579	46,355
Other invested assets	355,303	355,303	—	73,902	73,902

Total equity exposure	$1,898,450	$1,898,450	324,504	46,963	371,467

Hedging instruments:
Derivatives:
Total return swaps	$452,319	$2,611	—	2,611	2,611

Total equity hedging instruments	$452,319	$2,611	—	2,611	2,611

Net equity exposure			$324,504	$49,574	$374,078

[1]	Includes earnings from investments at equity.

	As of and for the Nine Months Ended September 30, 2008
			Effect on Pre-tax
				Net Realized
	Exposure/		Other	Investment
	Notional	Carrying	Comprehensive	Gains
	Value	Value	Income	(Losses)[1]	Net Equity

Equity exposures:
Equity securities	$691,577	$691,577	$(35,130)	$(71,696)	$(106,826)
Investments at equity	126,713	126,713	(28,626)	(24,924)	(53,550)
Other invested assets	239,369	239,369	—	(83,472)	(83,472)

Total equity exposure	$1,057,659	$1,057,659	(63,756)	(180,092)	243,848

Hedging instruments:
Derivatives:
Total return swaps	$845,392	$45,558	—	153,060	153,060
S&P Index call options	310,464	1	—	(498)	(498)
SPDRs short-sales	—	—	—	65,506	65,506
Common stock short-sales	—	—	—	4,749	4,749

Total equity hedging instruments	$1,155,856	$45,559	—	222,817	222,817

Net equity exposure			$(63,756)	$47,275	$(21,031)

[1]	Includes earnings from investments at equity.

Foreign Currency Exchange Rate Risk

Through investments in foreign securities, including those owned by certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At September 30, 2009, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $273,360, or 6.6%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The primary foreign currency exposures were in Hong Kong dollar denominated securities, which represented 2.3% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $27,336 at September 30, 2009. At December 31, 2008, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $29,499 in the fair value of the total investment portfolio.

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

Changes to Board of Directors and Audit Committee

Effective October 7, 2009, the following changes took place to the board of directors and audit committee of the Company: Mr. Bradley P. Martin retired as a director of the Company; Mr. Brandon W. Sweitzer was elected to the board of directors of the Company and also elected as a member of its audit committee; and Mr. Douglas M. Libby, President and Chief Executive Officer of the Company and Ms. Mary Jane Robertson, Executive Vice President, Chief Financial Officer and Treasurer of the Company, were elected to the board of directors of the Company. A Form 8-K was neither filed nor required to be filed in connection with these changes.

ITEM 6.	EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUM & FORSTER HOLDINGS CORP.
(Registrant)

Date: October 29, 2009	By: /s/ Douglas M. Libby Douglas M. Libby President and Chief Executive Officer

Date: October 29, 2009	By: /s/ Mary Jane Robertson Mary Jane Robertson Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009).

*	Filed herewith