Form 10-K
period 2009-12-31
CRUM & FORSTER HOLDINGS CORP
filed 2010-02-26
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at February 25, 2010
Common Stock, $.01 Par Value	100
Documents Incorporated by Reference
None

CRUM & FORSTER HOLDINGS CORP.
Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	111

ITEM 9A(T). CONTROLS AND PROCEDURES	111

Evaluation of Disclosure Controls and Procedures	111

Management’s Report on Internal Control Over Financial Reporting	111

ITEM 9B. OTHER INFORMATION	111

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	112

Directors and Executive Officers	112

Corporate Governance	113

Audit Committee and Audit Committee Financial Expert	113

Compensation Committee	113

Compensation of Directors	113

Code of Ethics	113

ITEM 11. EXECUTIVE COMPENSATION	113

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	113

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	114

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	114

Audit Fees	114

Audit-Related Fees	114

Tax Fees	114

All Other Fees	114

Audit Committee Pre-Approval Policies and Procedures	114

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	114

Financial Statement Schedules	114

Exhibits	115

SIGNATURES	117

POWER OF ATTORNEY	117

INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES	118

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	119

Schedule I – Summary of Investments Other Than Investments in Related Parties	120

Schedule II – Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2009 and 2008 (Parent Company Only)	121

Schedule II – Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2009, 2008 and 2007 (Parent Company Only)	122

Schedule II – Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2009, 2008 and 2007 (Parent Company Only)	123

Schedule II – Notes to Condensed Financial Statements	124

Schedule V – Valuation and Qualifying Accounts	125

Exhibit 10.47
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
The Company’s principal executive offices are located at 305 Madison Avenue, Morristown, NJ 07962 and its telephone number at that address is (973) 490-6600. The Company’s website is http://www.cfins.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as practicable after they have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s website and the information therein does not form a part of this Form 10-K and is not incorporated herein by reference.
STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained herein may constitute forward-looking statements and are made pursuant to the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. The words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans”, “target”, “potential”, “likely”, “may”, “could”, “should” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors, which are described elsewhere in this report, include, but are not limited to, the following:
•	Competitive conditions in the insurance market and the ability to attract and retain new business;

•	Adverse effect of volatility in the global financial markets including changes in interest rates, credit spreads, foreign currency exchange rates and other factors;

•	Current economic conditions;

•	Insufficient loss reserves, including reserves for asbestos, environmental and other latent claims;

•	Occurrence of natural or man-made catastrophic events;

•	Inability to realize the Company’s investment objectives;

•	Inability to obtain reinsurance coverage on reasonable terms and prices, particularly property catastrophe reinsurance;

•	Exposure to credit risk, in the event reinsurers or policyholders fail to pay the Company amounts owed to it;

•	Lowering or loss of one of the Company’s financial strength ratings;

•	Loss of key producers;

•	Changes in the business or regulatory environment in which the Company operates as a result of recent insurance industry investigations by government authorities and other parties;

•	Exposure to emerging claims and coverage issues;

•	Restrictions on the ability of the Company’s insurance subsidiaries to pay dividends;

•	Subordination of debt securities to the obligations and liabilities of the Company’s insurance subsidiaries;

•	Ability of Fairfax to determine the outcome of corporate action requiring stockholder approval; and

•	Changes in governmental regulations.
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
Overview
Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes numerous lines of business including general liability, workers’ compensation, commercial automobile, property, commercial multi-peril, accident and health, fidelity and surety, personal automobile and homeowners. In 2009, approximately 44% of the Company’s gross written premiums arose from the offering of general liability including umbrella, workers’ compensation, commercial automobile and property policies to middle market commercial enterprises through the Company’s regional branch network. The balance of Crum & Forster’s business is comprised of a diverse portfolio of specialty businesses in which the Company has specific product, geographic or customer group expertise. These include: products such as accident and health, directors’ and officers’ liability and bail bonds; geographic specialties such as the Company’s coverage of non-standard, inner-city risks not typically well served by the standard market and Crum & Forster’s longstanding presence in the Hawaii market; and customer group expertise in the areas of propane distributors, explosive contractors, agriculture enterprises, and construction contractors written on a non-admitted basis.
The Company generally conducts business on a brokerage basis through its home office and regional branch network, allowing it to control the underwriting process and build close relationships with producers and policyholders. The Company may also conduct business through third parties such as managing general underwriters where it is cost effective to do so and where the Company can control the underwriting process such as in the Company’s niche accident and health business. The Company has over 1,500 producers located throughout the United States including independent regional retail firms, wholesale brokers, national brokers and managing general underwriters.
The Company’s objective is to expand opportunistically into classes of business or market segments that have the potential to generate an underwriting profit. Additional growth in specialty lines is a significant element of the Company’s business strategy. Management believes the Company’s ability to identify profitable market opportunities where its underwriting expertise can be applied provides it with a competitive advantage.
In 2009, the Company generated $863.8 million of gross premiums written, $716.4 million of net premiums written and $1,095.1 million of total revenues. For the year ended December 31, 2009, the Company’s combined ratio was 102.2%. At December 31, 2009, the Company had cash and invested assets of approximately $4.0 billion, total assets of $5.3 billion, shareholder’s equity of $1.5 billion and statutory policyholders’ surplus of $1.6 billion.
Corporate Structure
Crum & Forster is a Delaware holding company that is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is ultimately owned by Fairfax, a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange. Crum & Forster is a major component of the U.S. commercial property and casualty insurance operations of Fairfax, which is principally engaged in property and casualty insurance, reinsurance and investment management. Crum & Forster was acquired by Fairfax on August 13, 1998.

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
Lines of Business
Crum & Forster offers a broad range of property and casualty insurance coverages, primarily to commercial accounts, located throughout the United States. Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2009		2008		2007
(dollars in millions)	$	%	$	%	$	%
General liability	$188.5	21.8%	$216.3	21.2%	$251.5	20.2%
Workers’ compensation	188.5	21.8	196.0	19.2	258.9	20.8
Commercial automobile	96.8	11.2	164.0	16.1	203.4	16.3
Property	87.4	10.1	155.6	15.3	272.0	21.8
Commercial multi-peril	81.5	9.5	83.8	8.2	88.2	7.1
Accident and health	190.9	22.1	159.7	15.7	127.6	10.3
Other[1]	30.2	3.5	44.2	4.3	43.4	3.5

Total gross premiums written	$863.8	100.0%	$1,019.6	100.0%	$1,245.0	100.0%

[1]	Other includes personal automobile, homeowners, surety and fidelity lines of business.
General liability provides coverage for third party liability exposures, including bodily injury and property damage arising from products sold and general business operations. These policies are written on both an admitted and non-admitted basis. General liability also includes coverage to protect policyholders against third-party personal injury. This coverage is generally written with a limit of $1 million. This line of business includes umbrella coverage, which provides additional insurance protection to businesses for amounts that exceed the limits of their primary liability policies with the Company or another insurance carrier. Approximately 76% of the Company’s umbrella premiums are for accounts for which the underlying liability coverage is provided by another insurance carrier. In 2009, approximately 69% of the Company’s umbrella gross premiums written were associated with policies having an attachment point of $1 million, while the average umbrella policy limit written was approximately $14 million. Gross limits offered on umbrella policies did not exceed $25 million. The Company also writes specialty classes, such as directors’ and officers’ liability, which involves coverage for liability arising from the actions of directors and officers in their official capacities, and employment practices liability, which protects the policyholder from liability arising from employment policies and plans, such as liability related to discrimination and harassment. The average directors’ and officers’ policy limit written in 2009 was approximately $5 million and gross limits offered generally did not exceed $10 million.
The distribution of the Company’s total general liability gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Umbrella liability	48.7%	46.3%	42.2%
Products liability	17.4	19.7	22.7
Directors’ and officers’ liability Directors’ and officers’ liability	8.8	8.5	7.2
Employment practices liability	3.3	2.6	2.6
All other general liability	21.8	22.9	25.3

Total general liability	100.0%	100.0%	100.0%

In 2009 and 2008, the umbrella liability percentage of the total increased due to a decline in products and general liability premiums as a result of competitive market conditions, particularly for non-admitted business.

Workers’ compensation provides coverage for the obligations of an employer under state law to provide its employees with specified benefits for work-related injuries, deaths and diseases, regardless of fault. Typically, there are four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee. The Company offers three types of workers’ compensation products:
•	guaranteed cost products;

•	large deductible policies; and

•	retrospectively rated policies.
Premiums are primarily a function of:
•	the applicable premium rate, which varies by state according to the employee’s duties and the business of the employer;

•	the policyholder’s experience modification factor; and

•	the policyholder’s payroll.
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
The distribution of total workers’ compensation gross premiums written by type of coverage is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Guaranteed cost	89.4%	92.4%	91.0%
Large deductible	7.8	6.5	7.7
Retrospectively rated	2.8	1.1	1.3

Total workers’ compensation	100.0%	100.0%	100.0%

With respect to large deductible policies, the average policyholder retention is approximately $217,000 and the average premium discount from standard premium, recognizing the reduced net loss exposure, is approximately 74%.
Commercial automobile provides coverage for businesses against losses arising from bodily injury, bodily injury to third parties, property damage to a policyholder’s vehicle, property damage to other vehicles and other property resulting from the ownership, maintenance or use of vehicles in a business. The Company targets policyholders with fleets of 25 to 100 vehicles, particularly those with low driver turnover and good driving records. The majority of the Company’s commercial automobile business consists of local and intermediate operations where drivers can return to their garage location within the same day. The commercial auto business declined significantly in 2009 as a result of both soft market conditions and specific underwriting actions taken by the Company to reduce exposure to unprofitable transportation accounts.
Property provides coverage for loss or damage to buildings, inventory and equipment and financial loss due to business interruption resulting from covered property damage. Policies written are typically “all risk” in nature, providing protection from natural disasters, including losses from hurricanes, windstorms, earthquakes, hail and severe winter weather, and other events, such as theft and vandalism, fires, explosions, storms, and at the policyholder’s option, terrorism. It is industry practice, as well as that of the Company, to exclude certain risks, including war and nuclear risks, from all property policies. Gross limits offered on property business averaged approximately $14 million and generally did not exceed $25 million per policyholder. Property insurance is principally provided through fire and allied lines, inland marine and difference in conditions coverages. Fire and allied lines coverage insures real and personal property from direct physical damage from the perils covered as well as the loss of business income that might result from such loss. Inland marine covers insureds specializing mainly in, but not limited to, the transportation, communications and construction industries. Difference in conditions coverage insures real and personal property from direct physical damage and the associated loss of business income resulting primarily from earthquake and flood perils as well as other perils excluded from standard fire and allied lines policies. Policies written on an excess basis comprised approximately 4%, 8% and 9% of property gross premiums written in 2009, 2008 and 2007, respectively, with the decline in 2009 related to underwriting actions discussed below.

The distribution of total property gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Fire and allied lines	73.5%	78.7%	82.5%
Inland marine	24.0	15.5	10.7
Earthquake	2.5	5.8	6.8

Total property	100.0%	100.0%	100.0%

The significant decline in overall property gross premiums written and the change in the percentage distribution of fire and allied lines over the last two years is due to competitive market conditions and underwriting actions taken to improve the profitability of the Company’s fire business. These underwriting actions significantly reduced certain property business, primarily large garden apartment accounts and national accounts with multiple locations written on the basis of total insured value. These actions also reduced the Company’s catastrophe exposures and corresponding property reinsurance costs. The greater share of inland marine is due to the decline in fire and allied gross premiums written.
Commercial multi-peril combines property and liability coverage under one insurance policy. The Company typically writes these package policies for smaller businesses where expense advantages can be gained by combining these coverages rather than purchasing two separate policies. This business is primarily written by Seneca, which accounted for 69% of 2009 commercial multi-peril premiums. For the years ended December 31, 2009, 2008 and 2007, approximately 47.3%, 50.9% and 53.6%, respectively, of commercial multi-peril gross premiums written were attributable to liability coverage.
Accident and health includes an array of coverages as follows: employer stop loss insurance produced by agents and brokers; student medical insurance produced by agents and brokers, which includes college accident and sickness, intercollegiate sports, international student insurance and blanket special risk; pet insurance sold primarily online; travel insurance including wholesale and retail coverage, which can be sold on a brochure basis through travel agents, online or through insurance brokers; and other medical insurance, including (i) fully insured organ transplant, provider excess of loss for physician and hospital groups, and health maintenance organization reinsurance sold through insurance brokers; and (ii) limited medical coverage for associations and employer groups and short term medical insurance sold online or through agents.
The distribution of the Company’s total accident and health gross premiums written, by type of major coverage, is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Employer stop loss insurance	39.5%	27.9%	21.8%
Student medical insurance	24.9	30.6	29.7
Pet insurance	14.9	15.6	10.1
Retail travel and accident insurance	13.2	16.1	24.7
Other medical insurance	7.5	9.8	13.7

Total accident and health	100.0%	100.0%	100.0%

Other includes bail bonds, personal insurance (including personal automobile and homeowners’ policies) and fidelity and surety coverages. Bail bonds provide for the issuance of financial security to a court to guarantee the return, at a specific date, of a person facing criminal charges. Fidelity insurance provides for loss due to misappropriation of funds by an employee. Surety coverages include contract and commercial bonds. Contract bonds secure a contractor’s performance and/or payment obligation, generally with respect to a construction project, and are typically required by federal, state and local governments for public works projects. Commercial bonds cover obligations typically required by law or regulation such as license and permit and fiduciary bonds. The Company also writes a small amount of personal automobile and homeowners’ policies which are limited to the state of Hawaii.

The distribution of the Company’s total other gross premiums written, by type of coverage, is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Bail bonds	34.5%	27.0%	30.2%
Personal automobile	21.8	17.5	21.8
Fidelity	21.7	40.4	30.3
Homeowners	19.8	14.0	15.4
Contract and commercial bonds	2.2	1.1	2.3

Total other	100.0%	100.0%	100.0%

Geographic Distribution
The Company is licensed and currently writes insurance in all 50 states, the District of Columbia, Virgin Islands and Puerto Rico. For the year ended December 31, 2009, the top ten states represented 67.0% of direct premiums written. The distribution of direct premiums written by state, as a percentage of total direct premiums written, is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
California	15.1%	13.9%	14.5%
New York	10.6	10.1	9.0
Florida	8.6	9.5	9.9
Texas	7.7	8.4	8.9
New Jersey	5.9	6.9	7.2
Hawaii	4.6	4.4	4.5
Pennsylvania	4.6	4.5	4.5
Massachusetts	4.1	3.9	3.4
Illinois	3.7	3.7	3.6
Virginia	2.1	2.1	2.0
All other states	33.0	32.6	32.5

Total direct premiums written	100.0%	100.0%	100.0%

As a result of significant regulatory reforms of the California workers’ compensation system enacted in 2003 and 2004 and strong rate increases, which resulted in a dramatic improvement in the industry’s workers’ compensation accident year loss ratios, the California workers’ compensation marketplace evolved to one where there were numerous carriers aggressively seeking growth in recent years. As a result, the Company was affected by declining market prices and additional competition, resulting in declining California workers’ compensation gross premiums written from 2003 to 2008. After several years of declining market prices, the Company has seen modest price increases in California workers’ compensation pricing during 2009, resulting in gross premiums in that line increasing by approximately 12% for the year ended December 31, 2009 as compared to declines of approximately 15% and 20%, for the years ended December 31, 2008 and 2007, respectively.
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
Crum & Forster depends on producers to provide it with access to a wide range of business opportunities. The Company’s ability to develop strong and mutually beneficial relationships, and successfully market its products and services to producers, is paramount to its success. Generally, the Company’s business is distributed through more than 1,500 producers located throughout the United States. Crum & Forster intends to continue to expand its producer force. The Company offers its producers underwriting expertise and timely policy processing, which assists them in placing business in underserved markets. The Company’s service extends to loss control and claims management services, particularly on large accounts where this expertise is highly valued by both the producer and the policyholder.

Producers are compensated principally on the basis of commissions negotiated between the producer and the Company on an individual policy basis. Additionally, the Company pays contingent commissions to certain producers based on achievement by the producer of agreed-upon targets. Total producer compensation incurred in 2009, 2008 and 2007 was $117.5 million, $132.3 million and $152.9 million, respectively, of which contingent commissions expense incurred in those years totaled $5.3 million, $4.8 million and $4.7 million, respectively.
Crum & Forster’s producers generally fall into three categories: independent regional retail firms, wholesale brokers and national brokers. Each of these channels has its own distinct distribution characteristics and customers. Independent regional retail firms generally operate in a limited geographic region. These producers often focus on mid-size accounts. Wholesale brokers primarily produce business that retail firms have difficulty placing due to its unique, unusual or hazardous nature. National brokers generally have a significant number of locations throughout the United States and target larger risks requiring complex insurance analysis and placement.
The accident and health business is managed by approximately 40 producers, third party administrators and managing general underwriters. These producers, third party administrators and managing general underwriters may perform various aspects of program administration, including pricing and underwriting. Those who have underwriting authority are required to follow strict underwriting guidelines which are provided by the Company and are subject to annual audits by the Company to ensure adherence to those underwriting guidelines.
The percentage of business from these categories of producers, based on gross premiums written, excluding the accident and health and surety lines of business, is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Independent regional retail firms	47.8%	43.3%	38.5%
Wholesale brokers	33.0	36.1	41.5
National brokers	19.2	20.6	20.0

Total direct premiums written	100.0%	100.0%	100.0%

The increase in the percentage of gross premiums written attributable to independent regional retail firms and corresponding decrease in business from wholesale brokers in 2009 as compared to 2008 and 2007 is largely due to decreases in non-admitted business as well as property and transportation business written through wholesale brokers. The decrease is due to the combined effects of market conditions, whereby accounts previously produced by wholesale producers have moved to retail channels, the negative impact of the economy on the construction business and specific underwriting actions taken by the Company to improve profitability.
Pricing and Underwriting
The Company adheres to a disciplined underwriting strategy that focuses on profitability without regard to premium growth or market share. Other than in the accident and health and bail bond lines of business in which third parties have underwriting authority, each policy is individually underwritten by the Company’s underwriters based on the particular risk and class of business. Prices are set based on these risk characteristics and consider other factors such as estimated frequency and severity of expected losses, the expenses of producing the business and managing claims and an allowance for an underwriting profit. The Company’s disciplined underwriting strategy may restrict its premium growth when market conditions do not meet pricing and underwriting standards.
The Company’s underwriting process is primarily controlled centrally by profit center managers in the home office who have extensive experience in the insurance industry. Each executive is held accountable for the underwriting results of his or her line of business. Underwriting authority levels are established based on characteristics such as class of business, hazard grade and policy limits and are assigned based on the experience and expertise of the underwriter. Regional underwriting product line managers generally report to the home office profit center managers on all underwriting matters.
The Company’s casualty business is either manually rated or loss rated, generally depending on the size of the risk to be priced. Manual rating begins with a classification rate provided by an industry rating bureau. Deviations from this rate based on the individual characteristics and loss history of the risk, as well as the desirability of the class of business, are then determined. Loss rating is a methodology utilized for large casualty risks wherein an individual risk’s credible loss experience is the basis for rate and premium development for the risk. A portion of the Company’s business is large enough to be rated on its own loss history. This loss rated business is within the workers’ compensation, general liability and commercial automobile lines of business and includes guaranteed cost policies, where policy premiums are fixed, and loss sensitive rating programs, where the ultimate costs to the policyholder are dependent upon its loss experience. The underwriting of loss rated business generally requires approval by home office underwriting and actuarial personnel.

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
Property risks are underwritten on an individual risk basis. Underwriting considerations that factor into the pricing of individual property risks include, but are not limited to, building construction, occupancy classes and inherent internal exposures to loss, physical protection of the property and external exposures to loss, as well as past loss experience. Approximately 96% of the Company’s property business is written on a primary basis. The underwriting and pricing of such risks requires significant underwriting expertise due to the complexities of individual risk exposures. Inland marine is typically rated individually by the underwriter based on the characteristics of the risk and the class of business, without the use of an industry manual rate. The Company’s underwriting of any property risk always considers the aggregate exposures to natural and man-made catastrophic losses and attempts to mitigate such exposure. The Company monitors exposures in areas most susceptible to a hurricane, earthquake or terrorist event.
The accident and health business is a diverse portfolio of largely low policy premium specialty products. College accident and sickness policies are generally experience rated based on a minimum of three years’ historical premiums and claims experience. Travel insurance products are typically rated based on portfolio or case experience, with rates fixed on trip cost and traveler age. The various medical products are priced using industry standard, actuarially derived manuals obtained from several industry actuarial sources. Pet insurance is rated using an actuarially derived matrix based on coverage, type, policy limit, pet age and breed. Due to the short tail nature of the accident and health products, results emerge more quickly allowing for rates to be adjusted as needed.
Crum & Forster conducts its bail bond business through numerous agents across the U.S. who have authority to underwrite and issue bonds, subject to limits established by the Company. The Company must approve, prior to binding, all bail bonds with values in excess of each agent’s underwriting authority, which can range from $5 thousand to $0.5 million. While collateral may be required as a condition to writing the bond, the bail agent is required to indemnify the Company for any payments made in respect of defaulted bonds.
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
Seasonal weather variations may affect the severity and frequency of losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed expectations despite measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income, financial position and liquidity. Increases in the value and geographic concentration of insured exposures and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.
The Company closely monitors catastrophe exposure on an individual risk and book of business basis. Each property risk is written in accordance with the company’s underwriting guidelines which determine the allowable limits given the buildings location and structure. Crum & Forster monitors its aggregate property exposure in catastrophe-prone areas based on total exposed policy limits, number of locations, total insured values and other information by region. In areas most susceptible to a hurricane or earthquake event, the Company also runs a catastrophe model each quarter to assess its average annual loss and its probable maximum loss for both a 250-year and 100-year return period event. The Company also monitors its aggregate exposed policy limits by target city to mitigate terrorism risk.

The Company has established underwriting guidelines regarding its concentration of workers’ compensation exposures in target cities, in proximity to target sites and in earthquake-prone areas. As a result of database enhancements and increased information gathered on the Company’s policyholders, the majority of employees are captured by location in the Company’s systems, permitting ongoing monitoring of compliance with concentration guidelines. The Company is required to provide terrorism coverage under its workers’ compensation policies and has developed specific underwriting and pricing guidelines for this coverage. For those classes where coverage is not mandatory, policyholders may choose not to accept terrorism coverage. Based on experience through December 31, 2009, approximately 30% of policyholders in the Company’s property lines of business accepted terrorism coverage. Direct premiums written from terrorism coverage in 2009 were approximately $7.2 million. The Company purchases property and workers’ compensation catastrophe reinsurance to mitigate its losses in the event of catastrophes.
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
Crum & Forster’s underwriting results are significantly affected by reinsurance. The net impact of ceded reinsurance transactions for each of the fiscal years 2009, 2008 and 2007 is summarized as follows ((decrease) increase in components):

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Earned premiums ceded to reinsurers[1]	$(151.1)	$(141.3)	$(149.0)
Commissions earned on ceded reinsurance premiums	32.9	31.3	25.8
Claims incurred ceded to reinsurers	68.0	(44.4)[2]	52.3
Provision for uncollectible reinsurance	(2.0)	(7.7)	(8.0)

Net impact of ceded reinsurance transactions	$(52.2)	$(162.1)	$(78.9)

[1]	For the years ended December 31, 2009, 2008 and 2007, accident and health earned premiums ceded to reinsurers were $60.7 million, $42.1 million and $18.6 million, respectively.

[2]	For the year ended December 31, 2008, claims incurred ceded to reinsurers include $75.9 million related to losses on commutations.
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

		Maximum Retained
(dollars in millions)	Maximum Retention	and Reinsured Limits
General Liability:
Umbrella	$5.0	$25.0
Management Protection[1,2] — primary and excess policies	$5.1	$10.0
Property Per Insured/Per Risk	$5.0	$25.0
Employer Stop Loss	$0.5	$5.0

[1]	Management protection includes directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability and miscellaneous professional liability.

[2]	The Company has a 30.0% co-participation in the excess layer, with the remaining 70% ceded to Wentworth Insurance Company Limited (“Wentworth”), a Fairfax affiliate.
In general, other general liability policies and commercial automobile policies are written with limits of $1 million per occurrence and are not reinsured. General liability policies typically contain a $2 million aggregate limit.

Effective April 1, 2009, the Company placed its workers’ compensation catastrophe treaty. Workers’ compensation risks are reinsured on a per occurrence basis only. This treaty provides coverage of $80 million in excess of $20 million in two layers of $30 million and $50 million, excluding California earthquake losses in the first layer, whereas the expiring treaty provided $130 million of coverage in excess of $20 million per occurrence in three layers of $30 million, $50 million and $50 million, with Company co-participation on the first layer of 30%, and excluded California earthquake losses in that layer. The reduced coverage in 2009 recognizes the Company’s reduced exposures. Odyssey America Reinsurance Corp (“Odyssey”), a Fairfax affiliate, has a 9.0% participation in the $30 million in excess of $20 million layer. Wentworth, a Fairfax affiliate, has a 5% participation in the $20 million in excess of $30 million layer and a 5% participation in the $50 million in excess of $50 million layer. The Company is obligated to pay reinstatement premiums equal to 100% of the original premium.
The Company’s property catastrophe reinsurance treaty protects it in the event of property losses arising from one defined catastrophic occurrence or series of events. Effective June 1, 2009, the Company placed its property catastrophe reinsurance treaty covering its standard property business. The new treaty provides coverage of $35 million in excess of $40 million, whereas the expiring treaty provided coverage of $85 million in excess of $65 million in two layers of $35 million and $50 million. The reduced coverage in 2009 recognizes the Company’s reduced exposures. There was no affiliate participation in this treaty. The Company is obliged to reinstate any limits used at 100% of the original premium.
Effective May 1, 2009, Seneca placed its property catastrophe treaty providing coverage for the Company’s inland marine and non-admitted fire business along with Seneca’s property business. The new treaty provides coverage of $45 million in excess of $15 million, whereas the expiring treaty provided coverage of $50 million in excess of $10 million. There was no affiliate participation in this treaty. Seneca is obliged to reinstate any limits used at 100% of the original premium.
In general, the Company’s reinsurance contracts provide coverage for domestic acts of terrorism. Certain casualty contracts have additional terrorism coverage for acts of terrorism certified under the Terrorism Risk Insurance Act of 2002 which was extended through December 31, 2014 with the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIPRA”). In particular, the workers’ compensation contract has coverage up to $80.0 million and the umbrella contract has coverage equal to two times the coverage limit, up to a maximum of $40.0 million. None of the contracts covers acts of terrorism involving use of nuclear, biological or chemical agents. For further discussion of TRIPRA, see “Insurance Regulatory Matters—Terrorism Risk Insurance Program Reauthorization Act of 2007” and “Item 1A. Risk Factors—Catastrophic events could cause unanticipated losses and reduce net income”.
For further discussion of the Company’s reinsurance agreements, see Notes 7 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.
At December 31, 2009 and 2008, reinsurance recoverable was $892.7 million and $968.2 million, respectively, net of uncollectible reinsurance reserves totaling $54.2 million and $56.0 million, respectively. Reinsurance recoverable at December 31, 2009 was due from approximately 265 reinsurers. Credit exposure exists with respect to the Company’s reinsurance recoverable balances to the extent that a reinsurer may not be able or willing to reimburse the Company under the terms of the relevant reinsurance arrangements. The Company has guidelines and a review process in place to assess the creditworthiness of the reinsurers to which it cedes. Internal guidelines generally require reinsurers to have strong A.M. Best credit ratings and maintain certain capital and surplus requirements. In addition, where contractually provided for, the Company has collateral for outstanding balances in the form of cash, letters of credit or assets held in trust accounts. This collateral may be drawn on for the amounts that remain unpaid beyond contractually specified time periods on an individual basis. The Company held total collateral of $306.9 million (excluding collateral in excess of the related recoverable exposure) at December 31, 2009, representing 34.4% of total reinsurance recoverable.
Set forth below is a table showing the ten largest reinsurance recoverable balances by reinsurer:

	At December 31, 2009
	A.M. Best	Security		Reinsurance		% of
(dollars in millions)	Rating[1]	Provided		Recoverable		Total
North American Specialty Insurance Company	A	$236.3	[2]	$349.0		39.1%
TIG Insurance Company (“TIG”) [3,4]	B+	—		129.4		14.5
Fairmont Specialty Insurance Company[3]	B++	—		37.7		4.2
Swiss Reinsurance America Corporation	A	—		29.0		3.2
Munich Reinsurance America Inc.	A+	—		20.7		2.3
Wentworth[3]	NR5	18.5	[6]	19.2		2.2
Lloyds Syndicates	A	—		17.0		1.9
nSpire Re Limited[3]	NR5	14.0	[6]	12.4		1.4
Hannover Ruckversicherungs-Aktiengesellschaft	A	11.4	[7]	11.6		1.3
Travelers Indemnity	A+	—		10.7		1.2
Other		48.2	[8]	256.0	[9]	28.7

Total reinsurance recoverable		$328.4		$892.7		100.0%

[1]
The A.M. Best rating system includes ratings of “A++” and “A+” (which are “Superior” ratings), “A” and “A-” (which are “Excellent” ratings), “B++” and “B+” (which are “Very Good” ratings) and nine lower ratings categories. Ratings are as of February 20, 2010.

[2]	Funds held at December 31, 2009. The unsecured balance due from North American Specialty Insurance Company is effectively guaranteed by an upstream affiliated insurer in the Swiss Re Group.

[3]	Fairfax affiliate.

[4]
Effective December 16, 2002, International Insurance Company merged with TIG, a Fairfax subsidiary. TIG had statutory capital and surplus at December 31, 2009 of approximately $786.6 million. These recoverable balances arise principally from a restructuring in 1993, prior to Fairfax’s acquisition of Crum & Forster. For further discussion, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

[5]	Not rated.

[6]	Held in irrevocable trusts, principally comprised of cash and U.S. Treasury securities.

[7]	Includes $5.4 million in trusts and $6.0 million in letters of credit.

[8]	Includes $26.9 million in letters of credit, $15.1 million in funds held and $6.2 million in trusts.

[9]	Includes reserves for uncollectible reinsurance of $54.2 million. 83% of these gross recoverable balances are from companies having an A.M. Best rating of “A-” or better.
Included in other in the table above are contingent obligations associated with structured settlements with life insurance companies with a net present value of $141.0 million and amounts recoverable from pools and associations in the amount of $15.2 million, which in the aggregate amounted to $156.2 million, or 17.5%, of the total reinsurance recoverable balance at December 31, 2009. The three largest balances associated with the structured settlements are Genworth Life & Annuity Insurance Company — $23.1 million; Life Insurance Company of North America — $20.9 million; and Metropolitan Life Insurance Company — $17.6 million each of which has an A- rating or better A.M. Best rating.
Affiliated Reinsurers
The Company has reinsurance agreements in effect with affiliates of Fairfax. As is the case with all reinsurance agreements, Crum & Forster bears credit risk regarding ceded reinsurance agreements, both with respect to reinsurance recoverable reflected on the Company’s balance sheets as well as liabilities (development) associated with reinsurance recoverable on claims. For the years ended December 31, 2009, 2008 and 2007, the Company ceded premiums of $12.9 million, $27.3 million and $36.3 million, respectively, to affiliates under these reinsurance contracts and assumed premiums of $0 million, $0.1 million and $18.8 million, respectively, from affiliates under these reinsurance contracts. The substantial decline in premiums assumed since 2007 is primarily due to Fairmont premiums, which prior to 2007 were written by Fairmont and assumed by the Company through a 100% quota share reinsurance agreement. Since the second half of 2007, substantially all Fairmont business has been written directly by Crum & Forster resulting in negligible assumed premiums in 2009 and 2008.
Reinsurance recoverable balances from affiliated reinsurers reflected on the consolidated balance sheet are summarized as follows:

	At December 31, 2009
	Total
	Reinsurance	Paid	Outstanding
(dollars in millions)	Recoverable	Recoverable	Reserves[1]	Collateral
TIG	$129.4	$—	$129.4	$—
Fairmont Specialty Insurance Company	37.7	—	37.7	—
Wentworth	19.2	0.1	19.1	18.5
nSpire	12.4	—	12.4	14.0
Odyssey America Reinsurance Corp.	6.1	0.8	5.3	—
Other	1.6	0.1	1.5	3.0

Total affiliated reinsurance recoverable balances	$206.4	$1.0	$205.4	$35.5

[1]	Includes case and incurred but not reported (“IBNR”) reserves.
Included in unpaid losses and loss adjustment expenses on the consolidated balance sheets are assumed losses on the Fairmont business of approximately $12.6 million and $22.8 million at December 31, 2009 and December 31, 2008, respectively. For a detailed description of the Company’s reinsurance arrangements with affiliates, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Corporate Aggregate Reinsurance
The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At December 31, 2009, only one retroactive contract with a reinsurance recoverable balance of $349.0 million and a remaining limit of $51.0 million and one prospective contract with a remaining limit of $96.3 million are in force.

The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows ((decrease) increase in indicated components):

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Investment income	$(15.5)	$(11.7)	$(16.1)
Losses and LAE	(14.9)	65.8	(13.7)

Decrease in income before income taxes	$(0.6)	$(77.5)	$(2.4)

At December 31, 2009 and 2008, reinsurance recoverable includes $349.0 million related to the 2000 retroactive adverse development, of which $98.8 million has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.
Prospective Corporate Aggregate Reinsurance
The effect of prospective corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated components):

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Funds held interest charged to investment income	$—	$(1.6)	$(2.3)
Less: losses and LAE	—	80.5	—

Decrease in income before income taxes	$—	$(82.1)	$(2.3)

The Company has one prospective contract in effect covering accident year 2002, which has an unused limit available of $96.3 million in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2009 is 63.2%. No additional premium or funds held interest is due under this contract upon usage of the remaining limit. The reinsurer under this contract is nSpire, a Fairfax affiliate.
During 2008 the Company commuted its two other prospective contracts. The first contract was a stop loss agreement, which the Company entered into in 1998, in connection with the acquisition of the Company by Fairfax. The contract was with an unaffiliated reinsurer and provided coverage of $367.5 million in excess of a retention. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. In June 2008, the Company commuted this stop loss contract and the retroactive amendment to that contract. As a result of the commutation the Company received cash proceeds of $302.5 million, of which $287.4 million was recorded in prospective corporate aggregate reinsurance activity and $15.1 million related to the retroactive amendment was recorded in retroactive corporate aggregate reinsurance activity. The Company also recorded a decrease of $386.7 million in the reinsurance recoverable balance, of which $367.5 million was attributable to the prospective contract and $19.3 million was attributable to the retroactive amendment. The financial statement effect of the commutation in 2008 was a non-cash pre-tax charge of $84.3 million, offset by the release of the unamortized deferred gain balance of $8.8 million (related to the retroactive amendment), resulting in a net charge to incurred losses and LAE of $75.5 million on the consolidated statement of income. Of this amount $80.1 million was charged to prospective corporate aggregate reinsurance activity and included in losses and LAE above and $4.6 million was credited to retroactive corporate aggregate reinsurance activity.
The second contract was an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118.5 million and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract was on a funds held basis with interest credited at 7.5%. In March 2008, the Company commuted this contract and in accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $32.3 million in consideration of release to the Company of the funds held balance of $31.9 million resulting in a commutation loss of $0.4 million which was charged to incurred losses and LAE on the consolidated statement of income for the year ended December 31, 2008.

Retroactive Corporate Aggregate Reinsurance
The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated components):

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Funds held interest charged to investment income	$(15.5)	$(10.1)	$(13.8)
Less: losses and LAE	(14.9)	(14.8)[1]	(13.7)

Increase (decrease) in income before income taxes	$(0.6)	$4.7	$(0.1)

[1]
For the year ended December 31, 2008, losses and LAE is comprised of a loss on commutation of $4.2 million offset by $8.8 million of unamortized deferred income released on commutation as well as $10.2 million of recurring deferred income amortization. For the years ended December 31, 2009 and 2007, losses and LAE was comprised of only recurring amortization of deferred income only.

An analysis of retroactive corporate aggregate reinsurance and related deferred income follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Decrease in reinsurance recoverable due from reinsurers	$—	$(20.0)	$(3.6)
Less: related premiums paid	—	(8.2)	(1.3)

Decrease in income deferred during the year	—	(11.8)	(2.3)
Amortization of deferred income	(14.9)	(18.9)	(13.7)

Decrease in deferred income	(14.9)	(30.7)	(16.0)
Deferred income on retroactive reinsurance—beginning of year	121.3	152.0	168.0

Deferred income on retroactive reinsurance—end of year	$106.4	$121.3	$152.0

The above activity arises from two retroactive contracts of which only the 2001 retroactive adverse development contract for $400 million remains in effect at December 31, 2009. This contract covers substantially all lines of business and provides $400 million of limit in excess of a retention for accident years 2000 and prior, subject to a $200 million sublimit on 1998 and prior accident years and an asbestos and environmental sublimit of $100 million. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8 million. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2009, the Company had ceded cumulative losses of $349.0 million, which is comprised of $0 million in 2009, $(20.0) million in 2008, $(3.6) million in 2007 and $372.6 million prior to 2007 and paid premiums of $143.8 million, which is comprised of $0 in 2009, $(8.2) million in 2008, $(1.3) million in 2007 and $$153.3 million prior to 2007, related to this contract. At December 31, 2009 and 2008, the Company had reinsurance recoverable balances of $349.0 million, and funds held balances of $236.3 million and $220.8 million, respectively, related to this agreement.
The second contract, which was commuted on June 26, 2008, covered all lines of business and provided $100 million of limit in excess of a retention for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. The contract contained sublimits relating to asbestos, environmental and latent, construction defect and other losses and is subject to a maximum economic loss provision. The contract was on a funds held basis with interest credited at 7%. The commutation had no impact on the financial statements as the Company had previously reduced the reinsurance recoverable balance by funds held pursuant to the commutation provision contained in the contract.
The premiums for the contract in effect at December 31, 2009, is included in funds held under reinsurance contracts on the consolidated balance sheets and the reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage are reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $14.9 million in 2009, $10.0 million in 2008, $13.3 million in 2007 and $60.6 million prior to 2007 in respect of this contract. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.
In addition to the two contracts noted above, the Company also commuted the retroactive amendment to its prospective 1998 aggregate stop loss agreement which is more fully discussed under prospective corporate aggregate reinsurance above. The effect of this commutation was a loss of $4.2 million, offset by $8.8 million of unamortized deferred income released on commutation which resulted in a net pre-tax credit of $4.6 million included in losses and LAE on the consolidated statement of income for the year ended December 31, 2008.
For additional information on reinsurance transactions with related parties, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplemental Data”.

Claims Management
Crum & Forster has developed claims management methodologies designed to monitor, control and measure all aspects of the claims process. The Company’s claims management philosophy emphasizes:
•	maintenance of timely and adequate reserves for claims and the cost-effective delivery of claims services by controlling losses and LAE;

•	financial integrity through the employment of investigative specialists who attempt to limit fraudulent claims activity and a program to pursue appropriate subrogation and recovery opportunities; and

•	exceptional customer service whereby the Company applies its resources toward pursuing timely investigation and resolution of customer claims.
Substantially all non-workers’ compensation claims are handled in the Company’s home office, with the exception of accident and health claims which are outsourced to licensed administrators. Workers’ compensation claims are handled in the regional offices. The Company has developed and implemented competitive medical management and managed care programs to control workers’ compensation claim costs. At December 31, 2009, the Company had 370 employees dedicated to claims management and administration, 206 of whom were located at the Company’s home office. These employees include adjusters, litigation specialists, regional and corporate claims management, line specialists and support staff. The Company regularly conducts internal reviews and audits to monitor adherence to claims policies and procedures, the adequacy of case reserves, LAE, productivity and service standards.
Pending and new claim counts by line of business, excluding asbestos, environmental and other latent claims, accident and health claims, personal automobile claims and homeowners claims are summarized as follows:

	At December 31,
Pending Claims	2009	2008	2007
Workers’ compensation[1]	8,999	9,473	10,301
General liability	3,229	3,331	3,614
Commercial automobile	3,316	4,416	5,125
All other	1,524	1,890	2,387

Total pending claims	17,068	19,110	21,427

[1]	Excludes medical only claim counts.

	Years Ended December 31,
New Claims	2009	2008	2007
Workers’ compensation[1]	5,615	6,595	7,169
General liability	3,073	3,247	3,923
Commercial automobile	10,185	15,014	15,935
All other	2,716	3,361	3,541

Total new claims	21,589	28,217	30,568

[1]	Excludes medical only claim counts of 10,091, 11,953 and 13,628 for the years ended December 31, 2009, 2008 and 2007, respectively.
Crum & Forster uses an internal specialized claims unit to manage its asbestos, environmental and other latent claims. For further details on the number of policyholders with open asbestos, environmental and other latent claims see “Asbestos, Environmental and Other Latent Exposures” discussed further below. Accident and health claims are handled by third party licensed administrators and are subject to independent audits both on site and at the Company. Personal automobile and homeowners claims are not material.
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

After a claim is reported, claims personnel set up a case reserve for the estimated amount of the settlement, if any. The estimate reflects the judgment of claims personnel, or of independent claims adjusters hired by the Company, the scope of coverage available for the reported claim under each individual policy assuming application of controlling state contract law, general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, advice of counsel, with the goal of setting the reserve at the ultimate expected loss amount as soon as sufficient information becomes available. Claims personnel review and update their estimates as additional information becomes available and claims proceed towards resolution. In addition, reserves are also established, on an aggregate basis, for losses incurred but not reported to the insurer and for potential further loss development on reported claims, including LAE. At December 31, 2009, total gross reserves for unpaid losses and LAE were $2.7 billion, of which $1.0 billion related to case reserves and $1.7 billion related to IBNR reserves.
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
The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claim handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the consolidated statements of income in the periods in which the estimates are changed. In establishing reserves, estimated recoveries for reinsurance and salvage and subrogation are taken into account. The aggregate reserves are also reviewed at least annually by a nationally recognized actuarial firm.
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
The recorded estimate and the high and low ends of the Company’s internal actuaries’ range of reserves for each reserving line of business are summarized as follows:

	At December 31, 2009
		Low End	High End
		of	of
		Actuarial	Actuarial
(dollars in millions)	Reserves	Range	Range
General liability	$610.3	$467.8	$700.4
Workers’ compensation	622.4	542.1	679.7
Asbestos, environmental and other latent	356.3	257.7	476.1
Commercial automobile	226.4	199.0	246.9
Property	87.0	71.7	97.7
Other	236.2	192.7	239.3

Net of per risk reinsurance, gross of corporate aggregate reinsurance	2,138.6	1,731.0	2,440.1
Corporate aggregate reinsurance	98.8	79.9	106.8

Total reserves, net of per risk reinsurance and corporate aggregate reinsurance	2,039.8	$1,651.1	$2,333.3

Ceded unpaid losses and LAE	632.8

Gross unpaid losses and LAE	$2,672.6

A reconciliation of the beginning and ending net liability for unpaid losses and LAE is provided in Note 5 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Reserves for losses and LAE were adjusted in each year based on the latest actuarial estimates.

The components of (favorable) adverse development of prior years’ loss and LAE reserves are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Workers’ compensation	$(34.1)	$(86.9)	$(65.4)
General liability	0.9	66.0	(20.2)
Commercial automobile	22.9	36.6	(6.6)
Property	(10.5)	(17.1)	—
Asbestos, environmental and other latent	6.7	36.2	54.5
Commercial multi-peril	(12.8)	6.6	(18.6)
Other	1.9	(2.4)	6.1

Total adverse (favorable) development, net of per risk reinsurance	(25.0)	39.0	(50.2)
Amortization of deferred gain on retroactive corporate aggregate reinsurance	(14.9)	(18.9)	(13.7)

Total (favorable) adverse development, net of per risk and corporate aggregate reinsurance	(39.9)	20.1	(63.9)
Add back: Per risk and corporate aggregate reinsurance	5.1	(111.6)	(37.1)

Total favorable development, gross of reinsurance	$(34.8)	$(91.5)	$(101.0)

For a discussion of loss development, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Losses and Loss Adjustment Expenses”.
The following loss and LAE reserve development table illustrates the development of balance sheet loss and LAE liabilities from 1999 through 2009 and the subsequent changes in those reserves, presented on a historical basis. The first line of the table is the estimated liability for unpaid losses and LAE, net of reinsurance recoverable, recorded at the balance sheet date for each year. The next section of the table shows the cumulative amounts paid during successive years related to the opening reserve.
For example, with respect to the net loss and LAE reserve of $2,225 million at December 31, 1999, by the end of 2009, $2,175 million had been paid in settlement of those reserves. In addition, the original reserve of $2,225 million was re-estimated to be $2,753 million at December 31, 2009. This change from the original estimate would normally result from a number of factors such as losses being settled for different amounts than originally estimated, more information becoming available about the individual claims and overall claim frequency and severity patterns. The lower section of the table shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the re-estimation of these amounts at December 31, 2009.
Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather, a display of 1999 to 2009 calendar year-end reserves and the subsequent changes in those reserves. We do not consider it appropriate to extrapolate future deficiencies or redundancies based upon the table as conditions and trends that have affected development of liability in the past may not necessarily recur in the future.
Through the year ended 2003, the subsequent adverse development of the net liability for unpaid losses and LAE was primarily due to asbestos and environmental claims, reflecting an increase in the number of claims filed, an increase in the severity of claims and an increase in litigation costs associated with these claims. Offsetting the adverse development through 2003 was favorable emergence for casualty claims, primarily non-latent umbrella claims. While the number of new claimants filing asbestos claims against the Company’s policyholders has stabilized in the last few years, the average value of alleged claims has increased. Offsetting the adverse development since 2004 was favorable emergence for most casualty lines, particularly for workers’ compensation and non-latent umbrella claims.

Ten-Year Analysis of Consolidated Loss and LAE Development Presented Net of Reinsurance With Supplemental Gross Data

	At December 31,
(dollars in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Reserves for unpaid losses and LAE (net of reinsurance recoverable)	$2,225	$1,770	$1,577	$1,494	$1,873	$2,010	$1,990	$2,016	$1,981	$2,304	$2,040
Paid (cumulative) as of:
One year later	757	676	454	160	460	481	482	571	272	633
Two years later	1,300	1,026	533	521	809	815	852	637	657
Three years later	1,565	1,097	824	795	1,065	1,084	816	912
Four years later	1,626	1,328	1,049	988	1,277	985	1,025
Five years later	1,850	1,504	1,208	1,162	1,139	1,144
Six years later	2,023	1,637	1,360	986	1,269
Seven years later	2,153	1,763	1,168	1,089
Eight years later	2,277	1,563	1,263
Nine years later	2,094	1,649
Ten years later	2,175
Liability re-estimated as of:
One year later	2,258	1,953	1,596	1,611	1,942	1,941	1,894	1,952	2,001	2,264
Two years later	2,445	1,969	1,749	1,718	1,932	1,855	1,840	1,990	1,951
Three years later	2,460	2,093	1,857	1,702	1,862	1,830	1,917	1,959
Four years later	2,584	2,203	1,836	1,643	1,877	1,908	1,915
Five years later	2,680	2,180	1,787	1,660	1,968	1,934
Six years later	2,676	2,148	1,804	1,748	1,998
Seven years later	2,652	2,152	1,888	1,749
Eight years later	2,660	2,242	1,888
Nine years later	2,747	2,239
Ten years later	2,753
Cumulative (deficiency)/redundancy	(528)	(469)	(311)	(255)	(125)	76	75	57	30	40

Gross liability – end of year	$3,529	$3,340	$3,454	$3,250	$3,194	$3,371	$3,673	$3,371	$3,178	$2,988	$2,673
Reinsurance recoverable	1,304	1,570	1,877	1,756	1,321	1,361	1,683	1,355	1,197	684	633

Net liability – end of year	$2,225	$1,770	$1,577	$1,494	$1,873	$2,010	$1,990	$2,016	$1,981	$2,304	$2,040

Gross re-estimated liability at December 31, 2009	$4,221	$3,874	$3,652	$3,389	$3,276	$3,253	$3,445	$3,172	$3,047	$2,953
Re-estimated reinsurance recoverable at December 31, 2009	1,468	1,635	1,764	1,640	1,278	1,319	1,530	1,213	1,096	689

Net re-estimated liability at December 31, 2009	$2,753	$2,239	$1,888	$1,749	$1,998	$1,934	$1,915	$1,959	$1,951	$2,264

Cumulative gross (deficiency)/redundancy	$(692)	$(534)	$(198)	$(139)	$(82)	$118	$228	$199	$131	$35

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
An analysis of gross and net reserves (net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance) from asbestos, environmental and other latent exposures is presented below:

	Years Ended December 31,
	2009		2008		2007
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net
Unpaid latent losses and allocated LAE (“ALAE”), beginning of the year	$523.4	$401.1	$580.1	$442.8	$586.2	$443.5
Latent losses and ALAE incurred during the year	27.3	6.7	56.7	36.2	55.9	54.5
Latent losses and ALAE paid during the year	91.8	51.5	113.4	77.9	62.0	55.2

Unpaid latent losses and ALAE, end of the year	$458.9	$356.3	$523.4	$401.1	$580.1	$442.8

Net latent losses incurred in 2009 are net of an insurance recovery of $13.8 million associated with an asbestos lawsuit which the Company settled in 2008. Excluding this recovery, net latent losses incurred of $20.5 million were primarily attributable to increasing claim values and rising legal costs associated with the asbestos liabilities of one policyholder. In 2008, net latent losses incurred were primarily attributable to the aforementioned lawsuit settlement. In 2007, net latent losses incurred were due to the combined strengthening of asbestos, environmental and other latent reserves.
An analysis of the number of policyholders with open asbestos, environmental and other latent claims is presented below:

	Asbestos	Environmental	Other Latent	Total Latent
Number of policyholders open at December 31, 2007	401	261	204	866
Opened during the year	71	80	65	216
Closed during the year	135	105	96	336

Number of policyholders open at December 31, 2008	337	236	173	746
Opened during the year	85	84	64	233
Closed during the year	66	89	78	233

Number of policyholders open at December 31, 2009	356	231	159	746

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

At December 31, 2009, Crum & Forster’s investment portfolio including cash and cash equivalents and assets pledged for derivatives totaled approximately $4.0 billion, with net unrealized gains totaling approximately $389.3 million. The table below shows the value and percentage composition of the Company’s investment portfolio by major investment category.

	2009		2008
		% of		% of
(dollars in millions)	$	Total	$	Total
Fixed income securities, available-for-sale, at fair value[1]	$1,519.5	38.0%	$1,533.3	38.0%
Fixed income securities, held-for-trading, at fair value	321.4	8.1	234.0	5.8
Equity securities, available-for-sale, at fair value	1,284.1	32.2	1,020.2	25.3
Investments at equity	167.3	4.2	117.6	2.9
Derivative and other invested assets, at fair value	387.9	9.7	412.7	10.3
Cash, cash equivalents and short-term investments, at fair value[2]	311.8	7.8	714.2	17.7

Total investments	$3,992.0	100.0%	$4,032.0	100.0%

[1]	Includes securities deposited for derivative transactions of $29.4 million at December 31, 2009.

[2]	Includes cash deposited for derivative transactions of $4.4 million at December 31, 2008.
The Company’s investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities. For further discussion of market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.
Fixed income securities are selected on the basis of intrinsic value, keeping in mind yield spreads over U.S. Treasury securities and credit analysis.
The Company seeks to purchase equity securities that are selling at prices below their estimated intrinsic values. Downside protection is obtained by seeking a margin of safety in terms of a sound financial position. The availability of equity securities meeting the Company’s value-based criteria will generally dictate the portfolio’s exposure to equities. Similarly, the value-based criteria, with a view to the availability of attractive yield spreads and strong credit, will generally determine the level of exposure to corporate bonds. As part of the Company’s review and monitoring process, the impact of a substantial reduction in equity prices on insurance regulatory capital is tested regularly to ensure that capital adequacy will be maintained at all times.
From time to time, the Company uses derivative securities to mitigate financial risks arising principally from its investment holdings and receivables. In the latter half of 2008, the Company closed all of its equity hedge positions, realizing substantial gains on them and increased its investments in equity securities, through additional acquisitions, as a result of the opportunities presented by significant declines in the global equity markets. In addition, the equity markets have experienced significant appreciation in value since the end of 2008, further increasing the value of the Company’s holdings, while concurrently increasing the Company’s exposure to market volatility. As a result, in the third quarter of 2009, the Company once again decided to protect a portion of its equity and equity related holdings against a decline in equity markets and entered into equity index total return swaps with a notional value of $452.3 million. The Company is required to post collateral equivalent to 6% of the notional value of the total return swaps at the time the swap is opened. These assets are recorded at fair value in assets pledged for derivatives on the consolidated balance sheets. At December 31, 2009, the fair value of the collateral, in the form of municipal bonds, was $29.4 million. The total return swap transactions terminate in the third quarter of 2010, but may be replaced in greater or lesser amounts at that time, depending on market conditions.
The Company has also significantly reduced its credit default swap portfolio relative to prior years, largely as a result of closing transactions and fair value changes. In the latter part of 2008, the Company reviewed the financial objectives of its economic hedge program and decided not to replace closed credit default swaps based on: (i) the Company’s judgment that its exposure to elevated levels of credit risk had moderated and that its historical approaches to managing credit risk were satisfactory in mitigating the Company’s exposure to credit risk arising from its financial assets; (ii) the significant increase in the cost of purchasing credit protection; and (iii) the fact that the Company’s capital and liquidity had benefited from approximately $450 million in realized gains from credit default swaps since inception of the hedge program. As a result, the effects that credit default swaps as hedging instruments may be expected to have on the Company’s future financial position, liquidity and results of operations may be expected to diminish significantly relative to the effects in recent years. The Company may initiate new credit default swap contracts as a hedging mechanism in the future, but there can be no assurance that it will do so. The total cost of the credit default swaps was $21.6 million and $42.5 million as of December 31, 2009 and December 31, 2008, respectively, and the fair value was $20.0 million and $138.8 million, at December 31, 2009 and December 31, 2008, respectively. The notional amount of the credit default swaps was $1.6 billion and $3.0 billion at December 31, 2009 and December 31, 2008, respectively.

The composition of the fair value of the Company’s fixed income securities by rating, as assigned by Standard & Poor’s Insurance Rating Services or Moody’s Investors Service, using the higher of these ratings for any security where there is a split rating, is summarized as follows:

	At December 31,
Rating	2009	2008
AAA/Aaa	65.3%	82.0%
AA/Aa2	4.0	2.8
A/A2	8.7	1.9
BBB/Baa2	5.0	—
BB/Ba2	3.1	—
B/B2	3.5	2.1
CCC/Caa or lower, or not rated	10.4	11.2

Total fixed income securities	100.0%	100.0%

At December 31, 2009, 17.0% of the Company’s fixed income securities were rated non-investment grade (BB/Ba2) or lower, as compared to 13.3% at December 31, 2008. The increase in 2009 was due in part to the purchase of an additional $19.8 million of non-investment grade mortgage-backed securities. Although the Company generally invests in high quality fixed income securities, the Company will invest to a limited extent in non-investment grade high yield securities where attractive market opportunities exist.
The Company’s fixed income securities had an average duration of 12.6 years and an average yield to maturity of 5.9% before investment expenses at December 31, 2009.
For additional information about investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Investment Results” and Note 3 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data”.
Competition
The property and casualty insurance industry is highly competitive as to both price and service and the Company competes with large, national insurers that often have greater financial strength and broader product offerings. In addition, the Company competes with regional companies that have an in-depth knowledge of the local insurance marketplace and are positioned to be responsive to local needs. According to A.M. Best, there are approximately 1,000 property and casualty organizations in the United States, comprised of approximately 2,400 property and casualty companies, as reported in Best’s Aggregates & Averages, Property/Casualty, 2009 Edition (“Best 2009”). Of those organizations, the top 50 accounted for approximately 79% of the industry’s total net premiums written in 2008 and no one company, or company group, had a market share greater than 11%. Based on Best 2009, management believes that Crum & Forster ranked approximately 47th by net premiums written in commercial lines in 2008 compared to 42nd in 2007.
Competition in the property and casualty insurance industry is based on many factors, including overall financial strength of the insurer, ratings by rating agencies, premiums charged, policy terms and conditions, services offered, reputation and experience. The Company’s challenge is to retain existing business and attract new business on terms offering acceptable return potentials in an environment in which both established competitors and newer entrants are aggressively seeking premium growth.
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, credit conditions and interest rates, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends. These soft market conditions heightened in 2008 and the Company has continued to see soft market pricing through all lines of business, with the exception of modest price increases in California workers’ compensation, throughout 2009.
Market conditions for the Company’s largest accident and health segment by gross written premiums, employer stop loss, are currently intensely competitive. Competition in the Company’s other accident and health segments, such as student medical, travel and pet insurance, varies from product to product but generally is currently less intense.
Although there is some evidence of deceleration in rate decreases, the Company expects the market to remain competitive through 2010, attributable to the combined effects of the light catastrophe season in 2009, the restoration of capital throughout the industry, resulting from the improvement in the financial markets, and additional competitors in some lines of business placing downward pressure on price levels. Under such conditions, the Company will continue to reject underpriced new business submissions and to shed accounts and classes of business that are unprofitable.
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
Crum & Forster’s insurance subsidiaries are assigned financial strength ratings from major rating agencies which include A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”) Insurance Rating Services and Moody’s Investors Service (“Moody’s”). Crum & Forster’s insurance subsidiaries currently have an “A” financial strength rating from A.M. Best (the third highest of fifteen rating categories) with a stable outlook, an “A-” (the third highest of nine major rating categories) with a stable outlook from S&P and a “Baa2” financial strength rating (the fourth highest of nine major rating categories) with a stable outlook from Moody’s. S&P upgraded the financial strength ratings of Crum and Forster’s insurance subsidiaries from BBB+ to A- in November 2009.
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

Possible Legislative and Regulatory Changes
In recent years, the insurance industry has been subject to increased scrutiny by regulators and legislators. The National Association of Insurance Commissioners (“NAIC”) and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and holding company systems. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies, and legislation has been introduced in several of the past sessions of Congress which, if enacted, could result in the federal government assuming a role in the regulation of the insurance industry. Although the federal government does not currently regulate the business of insurance directly, federal initiatives often affect the insurance business in a variety of ways. For example, Section 111 of the Medicare, Medicaid, and SCHIP Extension Act of 2007 (MMSEA) put in place a new reporting system to help the Centers for Medicare & Medicaid Services (CMS), the federal agency that administers Medicare, recover from Medicare beneficiaries and insurers when Medicare erroneously pays on a primary basis or when a beneficiary receives payment from both Medicare and an insurer for the same injury. Section 111 requires insurers to electronically report substantial claims information to CMS to determine if they are liable for the medical expenses of an injured Medicare beneficiary, whether due to a court judgment or settlement. This electronic reporting is required for insurers starting January 1, 2011.
New bills have been introduced in the US Congress from time to time that would amend the McCarran-Ferguson Act of 1945 (“McCarran-Ferguson”) to make the federal anti-trust laws applicable to the business of insurance.
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
NAIC Model Audit Role
The NAIC has revised the Model Regulation Requiring Annual Audited Financial Reports (“Model Audit Rule”) effective January 1, 2010 for the financial year ending December 31, 2010. These revisions, which included renaming the model to the Annual Financial Reporting Model Regulation, require that insurers comply with certain best practices related to auditor independence, corporate governance and internal controls over financial reporting.
Producer Compensation Investigations
The insurance industry has been the subject of scrutiny with respect to broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have conducted investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products. The practices under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker’s duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. In September 2009, The New York State Insurance Department announced it is proposing a new Producer Compensation Transparency Regulation and has sent it to the Governor’s Office of Regulatory Reform for review. The proposed regulation would require insurance producers to notify insurance consumers of their right to request information on compensation provided to producers by insurers for the sale or service of insurance. These investigations, regulatory developments and proceedings, which are expected to continue, could result in legal precedents, legislation and the emergence of new industry-wide practices for compensating insurance producers that could significantly affect the insurance industry and how it sells its insurance products.
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

Crum & Forster Holdings Corp.’s insurance subsidiaries are subject to various state legal and regulatory restrictions, including regulatory restrictions imposed as a matter of administrative policy, applicable generally to any insurance company in its state of domicile, that limit the amount of dividends or distributions an insurance company may pay to its shareholders without prior regulatory approval. The restrictions are generally based on certain levels or percentages of surplus, investment income and net income, as determined in accordance with Statutory Accounting Principles (“SAP”), which differ from generally accepted accounting principles (“GAAP”). Generally, dividends may be paid only out of earned surplus. In every case, the remaining surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
Crum & Forster Holdings Corp.’s insurance principal subsidiaries are domiciled in the states of Delaware and New Jersey. Delaware laws provide that before a Delaware-domiciled insurer may pay any dividend, it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the state insurance commissioner. The commissioner may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially financially distressed or troubled. Without the prior approval of the state insurance commissioner, a Delaware-domiciled insurer may only pay cash dividends from its earned surplus. Earned surplus is defined as that amount equal to the unassigned funds of an insurer, as set forth in the most recent annual statement of the insurer submitted to the state insurance commissioner, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Additionally, a Delaware-domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s policyholders’ surplus at December 31, next preceding or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding.
New Jersey laws provide that before a New Jersey domiciled insurer may pay any dividend, it must have given notice within 5 business days following the declaration thereof and 30 days prior to the payment thereof to the New Jersey Department of Banking and Insurance. Except for extraordinary dividends or distributions paid with the approval of the New Jersey Department of Banking and Insurance, dividends may be paid by insurers domiciled in New Jersey only from earned surplus, which means “unassigned funds (surplus)” as reported on the insurer’s annual statement at December 31 next preceding, less unrealized capital gains and revaluation of assets. A New Jersey-domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the state insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment, or (ii) the state insurance commissioner has approved the payment within the 30-day period. Under the New Jersey laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of 10% of an insurer’s policyholders’ surplus at December 31, next preceding or net income, not including realized capital gains, for the 12-month period ending December 31, next preceding. The commissioner is obligated to limit or disallow the payment of any dividend or distribution if he or she finds that the insurer’s surplus is not reasonable in relation to its outstanding liabilities or inadequate to its financial needs, or if the insurer is found to be in a hazardous financial condition.
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
In order to enhance the regulation of insurer solvency, the NAIC has risk-based capital (“RBC”) requirements for property and casualty insurance companies. These RBC requirements are designed to monitor capital adequacy and to raise the level of protection that statutory surplus provides for policyholders. The RBC formula measures four major areas of risk facing property and casualty insurers: asset risk, underwriting risk, credit risk and business risk. Changes in the RBC formula on how specific underwriting risks or assets are designated for purposes of applying the formula could have disproportionate impacts on the Company relative to other insurers and could cause the Company to exit or reduce its writings in lines of business, or dispose of assets that management otherwise considers to be profitable, in order to maintain what management considers to be acceptable RBC levels.

Based on the standards currently adopted, at December 31, 2009, the statutory surplus of each of Crum & Forster’s insurance subsidiaries substantially exceeded the minimum RBC requirements.
Investment Regulation
Crum & Forster’s insurance subsidiaries are subject to state laws and regulations that require diversification of investment portfolios and that limit the amount of investments in certain investment categories. Failure to comply with these laws and regulations may cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. Either of these could result in the Company having to sell an asset when market conditions would not otherwise warrant a sale. In 2009, under the Delaware Insurance Code, the Company recorded a nonadmitted charge of approximately $81.8 million, net of tax, due to the Company exceeding Delaware’s statutory limits for investments in equity securities.
Guaranty Funds and Shared Markets
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
These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery for a portion of the assessments through premium tax offsets, policyholder surcharges and/or the rate filing process.
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
Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”)
The Terrorism Risk Insurance Act of 2002, which was extended through December 31, 2014 with the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIPRA”), established a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism. It is applicable to substantially all commercial property and casualty lines of business but excludes commercial automobile, burglary and theft, surety, professional liability and farm owner’s multi-peril insurance. Participation by insurers writing applicable lines is mandatory. Insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIPRA on terms and in amounts that may not differ materially from other policies. In order for a loss to be covered under the program, the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury.

TRIPRA maintains the Federal government’s share of compensation for insured losses (subject to a $100 million program trigger) at 85% of that portion of the amount of insured losses that exceed the insurer deductible. The insurer deductible is equal to 20% of the direct earned premiums in the preceding calendar year of the insurer for covered lines of commercial property and casualty insurance of all affiliated insurers within the same consolidated group. Based on Fairfax’s 2008 direct premiums earned, subject to TRIPRA, of approximately $1.3 billion, the aggregate deductible of the Fairfax group was approximately $256 million for 2009.
Employees
At December 31, 2009, Crum & Forster had 1,345 employees. None of these employees is represented by a labor union and management considers employee relations to be satisfactory.

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
The commercial property and casualty insurance industry is highly competitive as to both price and service and management believes that it will remain so for the foreseeable future. Prevailing conditions relating to price, coverage and capacity can change very rapidly in this industry sector.
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
Over the last several years, the property and casualty market has experienced an acceleration of softening market conditions and price competition has intensified. The Company is currently operating in a soft market characterized by intense competition and rate decreases and if these market conditions continue, it may be difficult for the Company to grow or renew its business without adversely affecting underwriting profits and cash flow. For additional discussion, see “Item 1. Business — Competition”.
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
Since 2007, the capital and credit markets have experienced extreme volatility and disruption which reached unprecedented levels through the first quarter of 2009. Though worldwide financial markets improved in the latter half of 2009, economic conditions in the U.S. and other countries around the world continue to remain weak and if these downward economic trends and market turmoil persist, the Company’s results of operations, financial position and or liquidity could be adversely impacted.

During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with its policyholders, reinsurers and the Company’s investment portfolio will increase. The Company has been adversely affected by the financial market volatility and economic downturn. Among other effects, the Company recorded impairment charges on its investment portfolio of $110.8 million, $194.7 million and $25.4 million in 2009, 2008 and 2007, respectively. The charges in 2009 and 2008 were significantly higher than in any of the Company’s previous historical reporting periods. However, losses that the Company suffered on its investment portfolio were mitigated by significant investment gains realized from substantive defensive positions that the Company held in the financial services industries through credit default swaps, equity and equity index short positions and total return swaps. Since 2008, the Company has significantly reduced its credit default swap portfolio and equity hedging positions and therefore the effects that these securities as hedging instruments may be expected to have on the Company’s future results of operations and financial position may be expected to diminish significantly relative to the effects in recent years. Continuing volatility in the financial markets could result in reduced investment income and higher realized and unrealized investment losses, which could have a material adverse effect on the Company’s results of operations and financial position.
The Company expects the property and casualty market to remain competitive in 2010, particularly for new business, which will adversely affect underwriting profitability. In addition, in an economic downturn, competitors that are in financial difficulties may offer products at prices that are lower than the Company’s and with terms that are considerably less restrictive than the Company’s, making it difficult for the Company to retain existing business or write new business at adequate rates. In addition, certain actions the U.S. government has taken or may take to stabilize the financial markets and stimulate the economy could affect the property and casualty industry and its competitive environment.
Although the Company does not anticipate needing additional capital in the near term, continued financial market volatility and economic conditions may affect the Company’s ability to borrow on acceptable terms in the future. If the Company cannot obtain adequate capital on favorable terms or at all, its business, results of operations and financial position could be adversely affected.
The Company may incur a reduction in its net income if its reserves are insufficient.
Crum & Forster maintains reserves to cover its estimated ultimate liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each year. Its gross loss and LAE reserves were $2.7 billion and $3.0 billion at December 31, 2009 and 2008, respectively. These reserves do not represent an exact measurement of liability, but are estimates based upon various factors, including: (i) actuarial projections of the cost of the ultimate settlement and administration of claims reflecting facts and circumstances then known; (ii) estimates of future trends in claims severity and frequency; (iii) assessment of asserted theories of liability; and (iv) analysis of other factors, such as variables in claims handling procedures, economic factors, including inflation, and judicial and legislative trends and actions. Most, if not all, of these factors are not directly or precisely quantifiable, particularly on a prospective basis. In many cases, estimates of liability for losses and LAE are made more difficult by significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer, and additional lags between the time of reporting and final settlement of claims.
Variations between loss reserve estimates and the actual emergence of losses can be material. The Company recorded $(25.0) million, $39.0 million and $(50.2) million of prior period (favorable) adverse loss development before corporate aggregate reinsurance for the years 2009, 2008 and 2007, respectively. Prior period (favorable) adverse loss development after corporate aggregate reinsurance was $(39.9) million, $20.1 million and $(63.9) million for the years 2009, 2008 and 2007, respectively. For further discussion of the Company’s reserves, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Losses and Loss Adjustment Expenses”.
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
There are significant additional uncertainties in estimating the amount of reserves required for asbestos, environmental and other latent claims. The possibility that these claims would emerge was often not anticipated at the time the policies were written, and traditional actuarial reserving methodologies have not been generally useful in accurately estimating ultimate losses and LAE for these types of claims. In addition, the loss settlement period of certain of these claims may extend for decades after the expiration of the policy period, and during such time it often becomes necessary to adjust, sometimes to a significant degree, the estimates of liability on a claim either upward or downward. Gross asbestos reserves were $344.1 million, $387.2 million and $428.1 million at December 31, 2009, 2008 and 2007, respectively; gross environmental reserves were $93.3 million, $108.0 million and $117.8 million, respectively; and gross reserves for other latent claims were $21.5 million, $28.2 million and $34.2 million, respectively. Asbestos reserves, net of reinsurance, were $269.4 million, $301.9 million and $333.6 million, at December 31, 2009, 2008 and 2007, respectively; environmental reserves, net of reinsurance, were $70.8 million, $79.0 million and $85.0 million, respectively; and reserves for other latent claims, net of reinsurance, were $16.1 million, $20.3 million and $24.1 million, respectively. Reserves ceded to corporate aggregate reinsurance contracts are not reflected in the foregoing amounts.
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
In 2009, 2008 and 2007, the Company incurred total latent losses and ALAE of $6.7 million, $36.2 million and $54.5 million, respectively. The increase in each year was based on the Company’s internal actuarial review. The increase in 2009 is net of an insurance recovery of $13.8 million associated with an asbestos lawsuit which the Company had settled in 2008. Excluding this receipt, the increase of $20.5 million was primarily due to developments related to one policyholder. In 2008, the increase was primarily due to the settlement of the aforementioned lawsuit. In 2007, $24.3 million of the increase was in asbestos reserves, $22.2 million was in environmental reserves and $8.0 million was in other latent reserves. The strengthening of asbestos reserves was partly due to developments related to the lawsuit. The strengthening of environmental reserves was due to a newly reported large claim, identification of additional policies associated with existing policyholders, and a slight increase in the number of sites for policyholders with previously reported claims.
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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and windstorms may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of property and casualty coverages and lines of business for which the Company provides insurance. Seasonal weather variations may affect the severity and frequency of losses. Insurance companies are not permitted to reserve for a catastrophe until it has occurred, and actual losses could exceed measures the Company might take to attempt to protect itself. It is therefore possible that a catastrophic event or multiple catastrophic events could adversely affect the Company’s net income, financial position or liquidity. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from future catastrophic events. In addition, states have from time to time passed legislation that has had the effect of limiting the ability of insurers to manage catastrophic risk, such as legislation prohibiting insurers from withdrawing from catastrophe-prone areas.
In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the United States Congress established a federal terrorism insurance program pursuant to the Terrorism Risk Insurance Act of 2002, which was extended through December 31, 2014 with the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively, “TRIPRA”). The program requires insurers to offer terrorism coverage and the federal government to share in insured losses arising from acts of terrorism in the United States. While the provisions of TRIPRA somewhat mitigate the Company’s exposure in the event of a large-scale terrorist attack, the Company could incur a substantial loss of up to the aggregate deductible of participating Fairfax insurers, which was approximately $256 million in 2009 based on 20% of Fairfax’s 2008 direct premiums earned, subject to TRIPRA, of approximately $1.3 billion.
The Company’s estimates of catastrophe losses are subject to a high level of uncertainty arising out of complex and unique causation and coverage issues, including the appropriate attribution of losses to flood as opposed to other perils such as wind, fire or riot and civil commotion. Causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments. During 2009, 2008 and 2007, the Company’s underwriting results were adversely affected by net catastrophe losses of $11.6 million, $90.9 million and $15.0 million. In 2008 the majority of the catastrophe losses were attributable to Hurricanes Gustav and Ike.
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
Investment returns are an important part of the Company’s overall profitability and its operating results depend in part on the performance of its investment portfolio and the ability to achieve its investment objectives. Accordingly, fluctuations in the fixed income and equity markets could have a material adverse effect on the Company’s net income, financial position or cash flows. The Company derives its investment income primarily from interest and dividends, together with realized gains or losses arising primarily from the sales of investments and the mark-to-market adjustments to derivatives, held-for-trading securities and other invested assets recorded at fair value. Realized investment gains are typically a less predictable source of income than interest and dividends, particularly in the short term. For the years ended December 31, 2009, 2008 and 2007, net realized investment gains accounted for 47.8%, 88.0% and 62.0%, respectively, of total investment earnings. The Company also invests in derivative securities which may be subject to significant mark-to-market adjustments from period to period as a result of changes in fair value. Valuations of these securities may subject the Company’s income statement and balance sheet to significant volatility.
In 2009, 2008 and 2007, the Company reported investment income, including realized investment gains and pre-tax equity in earnings of investees, of $313.8 million, $603.5 million and $413.3 million, respectively. Included in these amounts are net (losses) gains of $(31.8) million, $713.4 million and $246.7 million, respectively, attributable to changes in fair value of derivatives and short-sale transactions. By the end of 2008, the Company had significantly reduced its credit default swap portfolio through closing transactions and closed out its equity hedge positions, realizing substantial gains in doing so. As such, the effects that credit default swaps as hedging instruments may be expected to have on the Company’s future financial position, liquidity and results of operations has diminished significantly relative to the effects in recent years. In the fourth quarter of 2008, the Company reinvested a significant portion of the proceeds realized from closing transactions of its derivative securities and short-sale positions in equity securities and as a result, the Company’s investment portfolio is exposed to a significantly larger degree than in prior periods, to volatility in the equity markets. Equity securities have historically produced higher returns than fixed income securities; however, investing in equity securities may result in significant variations in investment returns from one period to another and if market volatility persists, the Company could experience declines in the fair value of its equity portfolio which could have a material adverse effect on the Company’s financial position and shareholder’s equity. In 2009, 2008 and 2007, the Company recorded other than temporary impairment charges of $110.8 million, $194.7 million and $25.4 million, respectively, primarily related to write downs of equity securities.

The ability of the Company to achieve its investment objectives is affected by general economic conditions that are beyond management’s control. General economic conditions can adversely affect the markets for interest rate sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities the Company owns. In addition, defaults by issuers and counterparties who fail to pay or perform on their obligations could reduce investment income and realized investment gains, or result in investment losses. The Company may not be able to realize its investment objectives, which could significantly reduce net income and adversely affect the Company’s results of operations or financial condition.
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
Although reinsurance obligates the assuming reinsurer to the extent of the risk ceded, the Company is not relieved of its primary liability to its policyholders as the direct insurer. As a result, it bears credit risk with regard to its reinsurers with respect to both receivable balances reflected on the balance sheet and contingent liabilities arising from reinsurance protection on future claims. The Company cannot be assured that its reinsurers will pay all reinsurance claims on a timely basis or at all. At December 31, 2009, the Company had reinsurance recoverable of $892.7 million due from approximately 265 reinsurers, including approximately $141.0 million, representing the net present value of amounts from insurance companies from which the Company has purchased structured settlement annuities to settle certain claim liabilities; however, the preponderance of this reinsurance recoverable was with relatively few reinsurers. The two largest gross reinsurance recoverable balances aggregated $478.4 million, or approximately 53.6% of the total reinsurance recoverable balance, against which the Company held collateral of $306.1 million. The reinsurer with the largest gross recoverable balance (an unaffiliated company rated A by A.M. Best Company) provided collateral in an amount of $236.3 million, which reduces its unsecured exposure to $112.7 million. The collateral provided is in the form of a funds held balance in the Company’s general account and equal premiums plus interest thereon credited at the rate stipulated in the related reinsurance contract. There is no limitation on the ability of the Company to access these funds in accordance with the related reinsurance agreement. Periodically, the Company has contractual disputes with reinsurers regarding coverage under reinsurance policies. Historically, this has principally occurred in the interpretation of coverage relating to asbestos and environmental claims. Each reinsurance claim is evaluated based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law, and any disputed amounts are considered in the reserve for uncollectible reinsurance. If reinsurers are unwilling or unable to pay amounts due under reinsurance contracts, or to pay such amounts on a timely basis, the Company will incur unexpected losses and cash flow will be adversely affected. For the years ended December 31, 2009, 2008 and 2007, the Company incurred charges for uncollectible reinsurance of $2.0 million, $7.7 million and $8.0 million, respectively. For additional discussion of credit risk with regard to the Company’s reinsurers, see “Item 1. Business — Reinsurance”.

The Company writes certain large deductible policies (policies where the policyholder retains a specific amount of any potential loss) and retrospectively rated policies (policies in which premiums are adjusted based on the actual loss experience of the policyholder during the policy period) in which the policyholder must reimburse the Company for certain losses. The Company had aggregate recoverables, net of reserves for uncollectible deductibles, on such policies of $160.4 million and $168.8 million at December 31, 2009 and 2008, respectively. Accordingly, the Company bears credit risk on these policies and cannot be assured that its policyholders will pay on a timely basis or at all. However, the majority of these aggregate recoverables are secured by collateral, primarily in the form of letters of credit.
In the ordinary course of business, the Company is sometimes unable to collect all amounts billed to policyholders, generally due to disputes on audit and retrospectively rated policies and, in some cases, due to policyholders having filed for bankruptcy protection. In addition, if a policyholder files for bankruptcy, the Company may be unable to recover on assets such policyholder may have pledged as collateral. The Company reserves for uncollectible premiums and policyholder loss recoveries in the period in which the collection issues become known. The inability to collect amounts due reduces net income and cash flows. During 2009, 2008 and 2007, the Company incurred, or expected to incur, credit losses relating to policyholder insolvencies, disputed premium audits and for policyholders experiencing financial difficulties. For the years ended December 31, 2009, 2008 and 2007, (credits) charges incurred for uncollectible premiums and policyholder recoveries were $(1.0) million, $(4.3) million and $3.0 million, respectively.
The Company also has certain policies with respect to which other insurance companies have assumed liability from the Company (“novated policies”). Although novation of an insurance policy attempts to effect the legal substitution of one insurance company for the original policy-issuing company and generally requires either the express or implied consent of the policyholder, if the novation process is challenged and not upheld (especially as to novation achieved by “implied” consent), Crum & Forster’s insurance subsidiaries could be responsible for such novated business if the other party were to become insolvent. Any potential liabilities that may exist due to novated policies are not reflected on the consolidated balance sheets and the Company’s reinsurance recoverable could be understated and the credit risk associated with these novated policies could also be materially understated. To date, the Company has not experienced any challenges of novations of these policies, which occurred principally in 1993.
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
The Company is a holding company with no direct operations, and its principal asset is the capital stock of several insurance subsidiaries. See “Item 15. Exhibits and Financial Statement Schedules — Schedule II, Holding Company Condensed Financial Statements”. The Company relies, and expects to rely in the future, on dividends from these insurance subsidiaries to meet its obligations, including payment of interest on its debt securities, and, together with refinancing opportunities then available in capital markets, if any, to repay its debt securities at maturity. The Company’s principal insurance subsidiaries, US Fire and North River, account for 98.9% of combined statutory surplus at December 31, 2009. US Fire and North River may pay dividends of $105.5 million and $55.5 million in 2010, without prior regulatory approval.
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
The financial strength ratings assigned by third party rating agencies to insurance companies represent independent opinions of an insurer’s financial strength and its ability to meet ongoing obligations to policyholders, and are not directed toward the protection of investors. Ratings by rating agencies of insurance companies are not ratings of securities or recommendations to buy, hold or sell any security. Financial strength ratings are used by insurance consumers and insurance intermediaries as an important means of assessing the financial strength and quality of insurers. Higher ratings generally indicate relative financial stability and a strong ability to pay claims. Ratings focus on the following factors: capital resources, financial strength, demonstrated management expertise in the insurance business, credit analysis, systems development, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy. Crum & Forster’s insurance subsidiaries have an “A” financial strength rating (the third highest of fifteen rating categories) with a stable outlook from A.M. Best, an “A-” financial strength rating (the third highest of nine major rating categories) with a stable outlook from S&P’s Insurance Rating Services and a “Baa2” financial strength rating from Moody’s (the fourth highest of nine major rating categories) with a stable outlook.
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
The Company relies on a large number of wholesale brokers, independent regional retail firms, national brokers and managing general underwriters to distribute its insurance products. Accordingly, the Company’s business is dependent on the willingness of these producers to recommend its products to their customers. The Company may not be successful in maintaining its current relationships with its key producers, and the loss or deterioration of one or more of these relationships could adversely affect the Company’s ability to generate business, which in turn, could have a material adverse effect on results of operations or financial position.
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

Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The court heard oral arguments on April 21, 2009 in Philadelphia, Pennsylvania. The court took the matter under submission and has not yet issued a ruling. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.
The effects of emerging claim and coverage issues on the Company’s business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may harm the Company’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. Examples of contemporary claims and coverage issues that have affected the Company are claims relating to construction defects, welding fumes, natural resource damages, mold, lead and diet drugs. More recently, claims relating to “Chinese Drywall” have emerged. Chinese drywall refers to wallboard or sheetrock imported from China starting in approximately 2001 that, when exposed to heat or moisture, allegedly offgasses odorous fumes that purportedly cause corrosion to copper and other metals. Some plaintiffs also allege bodily injury associated with inhalation of the fumes. Multiple lawsuits have been filed in numerous states, primarily in the southeast, including multiple class actions against manufacturers, distributors, suppliers and contractors. At least 265 of these actions have been centralized in the Eastern District of Louisiana. Less than a dozen of the Company’s policyholders have provided notice of Chinese drywall claims. The majority of the policyholders that have provided notice are contractors, and most of those policyholders have provided notice of multiple claims. Louisiana is a direct action state, and in late 2009, the Company was named as a defendant in five lawsuits. These claim types present complex coverage and damage valuation questions and may not come into effect until sometime after their occurrence, making it difficult for management to estimate the Company’s ultimate liability. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could affect Crum & Forster’s business.
The Company’s debt securities are effectively subordinate to all of the obligations of the Company’s insurance subsidiaries, including all of the Company’s liabilities with respect to insurance policies that the Company has written or will write in the future.
None of the Company’s subsidiaries is a guarantor of the Company’s debt securities. Additionally, the indenture governing the Company’s debt securities does not require subsidiaries the Company acquires in the future to guarantee its debt securities. These subsidiaries will have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Company’s debt securities or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of the Company’s debt securities to realize proceeds from the sale of such assets, will be effectively subordinated to the claims of these subsidiaries’ creditors and to coverage claims under insurance policies written by these subsidiaries. In addition, the Company’s debt has no covenants related to the adequacy of statutory capital or any other measure of the Company’s financial position.
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
In recent years, the insurance regulatory framework has come under increased federal scrutiny and certain federal and state legislatures have considered or enacted laws that altered and, in many cases, increased the regulation of insurance companies and insurance holding companies, such as TRIPRA and state guaranty funds. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on investment practices, RBC guidelines, interpretations of existing laws and the development of new laws. In addition, several committees of Congress have made inquiries and conducted hearings as part of a broad study of the regulation of insurance companies. Although the federal government currently does not regulate the business of insurance directly, federal initiatives often affect the insurance industry in a variety of ways. Future legislation, or NAIC initiatives, may have a detrimental effect on the conduct of the Company’s business. For further discussion, see “Item 1. Business—Insurance Regulatory Matters”.

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
Litigation
Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The court heard oral arguments on April 21, 2009 in Philadelphia, Pennsylvania. The court took the matter under submission and has not yet issued a ruling. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.
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
The table shown below presents selected financial data for each of the five years ended December 31, 2009. This financial information was prepared in accordance with GAAP. The GAAP statement of income data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 and the GAAP balance sheet data at December 31, 2009, 2008, 2007, 2006 and 2005 were derived from Crum & Forster Holdings Corp.’s consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated balance sheets at December 31, 2009 and 2008, and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows for each of the three years ended December 31, 2009, and accompanying notes, appear in “Item 8. Financial Statements and Supplementary Data”. The combined statutory data has been derived from annual statutory financial statements, which have been filed with the domiciliary states of the Company’s insurance subsidiaries, and prepared in accordance with SAP, which differs from GAAP.

The selected financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in “Item 8. Financial Statements and Supplementary Data”. Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2009 presentation.

	For the Years Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
GAAP STATEMENT OF INCOME DATA:
Gross premiums written	$863,827	$1,019,569	$1,245,021	$1,351,631	$1,097,756
Net premiums written	$716,406	$871,152	$1,099,635	$1,166,532	$868,966
Premiums earned	$781,282	$998,028	$1,186,144	$1,084,023	$894,173
Investment income and realized investment gains and losses	$313,826	$604,254	$377,503	$392,818	$215,310
Losses and LAE	$526,112	$822,867	$752,969	$666,079	$615,505
Policy acquisition costs and other underwriting expenses	$272,315	$320,447	$340,196	$314,403	$254,452
Income before equity in earnings of investees, net of tax	$201,902	$333,267	$269,882	$299,121	$138,743
Equity in earnings (losses) of investees, net of tax	$79	$(461)	$23,300	$13,162	$17,193
Net income	$201,981	$332,806	$293,182	$312,283	$155,936

	At December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
GAAP BALANCE SHEET DATA:
Total investments (including cash and cash equivalents and assets pledged for derivatives and short-sale obligations)[1]	$3,992,020	$4,032,034	$4,547,529	$3,926,276	$3,720,538
Total assets	$5,304,023	$5,598,880	$6,612,812	$6,443,554	$6,482,879
Unpaid losses and LAE	$2,672,605	$2,987,803	$3,178,506	$3,371,549	$3,673,034
Long term debt	$312,114	$310,502	$313,220	$293,170	$292,470
Shareholder’s equity	$1,517,727	$1,166,432	$1,293,459	$1,093,055	$961,193

	Years Ended December 31,
	2009		2008		2007		2006		2005
SELECTED FINANCIAL RATIOS BASED ON GAAP DATA:
Loss and LAE ratio	67.3%		82.5%		63.5%		61.5%		68.8%
Underwriting expense ratio	34.9		32.1		28.7		29.0		28.5

Combined ratio	102.2%		114.6%		92.2%		90.5%		97.3%

Ratio of earnings to fixed charges[2]	5.5	x	11.9	x	9.1	x	11.0	x	4.4	x

	Years Ended December 31,
(dollars in thousands)	2009		2008		2007		2006		2005
SELECTED COMBINED STATUTORY DATA:
Loss and LAE ratio	69.2%		74.1%		64.1%		61.9%		69.4%
Underwriting expense ratio	37.5		34.3		30.0		28.0		28.4

Combined ratio	106.7%		108.4%		94.1%		89.9%		97.8%

Policyholders’ surplus	$1,628,159		$1,410,612		$1,639,751		$1,406,822		$1,313,988

Ratio of net premiums written to policyholders’ surplus	0.44	x	0.62	x	0.67	x	0.83	x	0.66	x

[1]	Includes $29,425, $4,416, $1,043,436, $535,594 and $496,903 of assets pledged for derivatives and short-sale obligations at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

[2]
For purposes of determining the ratio of earnings to fixed charges, earnings include income before income taxes, adjusted for undistributed income or loss from equity method investees and fixed charges. Fixed charges consist of interest expense, amortization of capitalized expenses related to indebtedness and an estimate of implicit interest included in rent expense. The calculation of the ratio of earnings to fixed charges is filed as an exhibit to this Form 10-K.

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

Accident and health — claims are primarily handled by third party licensed administrators with oversight by the Company. The short tail nature of the business results in claims being reported and paid very quickly; therefore accident and health reserves are not a material part of the Company’s total reserves.
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
The shorter tailed lines, such as property and accident and health, in which claims are paid shortly after the loss occurrence, have less variability in IBNR reserve estimates and are less dependent on the above assumptions. The key assumptions for the property line of business are catastrophe reserve estimates (when catastrophes occur) and cost to repair damaged property.
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
The following table presents the impact of a 2% change in ultimate loss and ALAE ratios for each line of business for the accident years shown. The years were selected to include those years where management considers a 2% change in ultimates to be a reasonably likely outcome. The 2% change was selected to represent a reasonably likely change in one of the factors described above. For example, for workers’ compensation, this could be due to changes in medical inflation or claim settlement rates. For general liability, this could be due to court award inflation.

		Change in Ultimate Loss
Line of business	Accident Years	and ALAE ($ millions)
Workers’ Compensation	2002-2009	$37.0
General Liability[1]	2002-2009	$38.3
Commercial Automobile	2006-2009	$14.0

[1]	Excludes asbestos, environmental and other latent.

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
At each balance sheet date, Company management establishes its “best estimate” based on the actuarial central estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. Consideration may also be given to the results of actuarial reserve reviews conducted by the Company’s independent actuaries. Management considers a “best estimate” to be one where the total reserves have an equal likelihood of developing a redundancy or deficiency as the loss experience matures. Following the completion of each semi-annual internal actuarial reserve review, management reviews the actuarial reserve valuation with the Company’s actuaries and compares the indicated reserve levels by line of business to the corresponding recorded reserves. In general, management’s best estimate will approximate the internal actuaries’ central estimates. There may, however, be circumstances in which management chooses not to adjust its best estimate for assumptions made by its actuaries regarding emerging trends – positive or negative – until the passage of further time or additional information has confirmed the credibility of the trend. At December 31, 2009, the Company’s actuaries concurred with the reasonableness of management’s best estimate.
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
The Company recorded $(25.0) million, $39.0 million and $(50.2) million of prior period (favorable) adverse loss development before corporate aggregate reinsurance for 2009, 2008 and 2007, respectively. After corporate aggregate reinsurance, the prior period (favorable) adverse loss development was $(39.9) million, 20.1 million and $(63.9) million for 2009, 2008 and 2007, respectively.
In 2009, the net favorable loss development before corporate aggregate reinsurance includes an insurance recovery of $13.8 million associated with an asbestos lawsuit which the Company settled in 2008. Excluding this recovery, the net favorable development of $11.2 million was primarily attributable to favorable emergence in workers’ compensation, commercial multi-peril and property lines of business, partially offset by adverse emergence in commercial automobile and asbestos liabilities.
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
Early asbestos claims focused on manufacturers and distributors of asbestos-containing products. Thus, the claims at issue largely arose out of the products hazard and typically fell within the policies’ aggregate limits of liability. Increasingly, policyholders, and to some extent the asbestos plaintiffs’ bar, have been asserting that asbestos claims are not subject to these aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, potentially creating even greater exposure for primary insurers.
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
In 1994, Congress enacted a new section of the bankruptcy code aimed at facilitating the reorganization of businesses with large asbestos liabilities. Under this law, an asbestos defendant can receive a discharge from present and future asbestos claims by following the provisions of the bankruptcy code. Insurers of the defendant have typically been excluded from the pre-petition negotiations between the asbestos defendant and the asbestos plaintiffs’ lawyers, although the typical plan presumes the insurers will pay for claims under negotiation. These “pre-packaged bankruptcies” can inflate claim costs and accelerate the timing of claims payments. Although the pace of new filings has slowed considerably, bankruptcy filings by various defendants in the asbestos arena continue to result in larger claim values to be paid by the remaining solvent defendants, including certain Crum & Forster policyholders. To date, this continued flow of claims has forced a number of manufacturers and users of asbestos products into bankruptcy. These bankruptcies have, in turn, aggravated both the volume and the value of claims against viable asbestos defendants. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims, both in identifying which additional policyholders may become targets in the future and in predicting the total number of asbestos claimants.
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

Tort reform in certain jurisdictions initially resulted in increased filings by plaintiffs seeking to avoid the potential effective date of the reform legislation in 2003. Since 2004, insurers, including Crum & Forster, generally experienced either flat or slightly decreased frequency in numbers of newly reported asbestos-related claims due to, among other things, tort reform in certain jurisdictions previously known for large volume filings. As a result of tort reform the landscape of asbestos litigation is changing in the U.S. Many states (Mississippi, Texas, Ohio, for example) have enacted reforms serving to restrict the volume of filings, increase plaintiffs’ burden of demonstrating injury, and provide seriously injured plaintiffs with preferential treatment on the docket. Also, within the past few years, the doctors and screening companies that diagnosed large numbers of unimpaired plaintiffs have come under scrutiny. The result has been a significant decrease in the number of unimpaired plaintiffs filing claims. The number of mesothelioma, lung cancer and impaired asbestosis cases have remained at consistent levels, and accordingly now make up a larger percentage of the total filings. The reduction in the number of new filings has resulted in the defense bar focusing on individual cases involving higher severity injuries. As such, average severities have increased. California continues to be the most active and challenging venue for defendants, and increased filing activity has been identified in Illinois.
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
The reported asbestos survival ratios based on asbestos loss and ALAE reserves, net of per risk reinsurance but before the benefit of corporate aggregate reinsurance, are presented below:

At December 31,
(dollars in millions)	2009
Net unpaid losses and ALAE	$269.4
3-year average net paid losses and ALAE	$43.7
3-year survival ratios	6.2

Another industry benchmark that management reviews is the relationship of asbestos loss and ALAE reserves to the estimated ultimate asbestos loss, i.e., the sum of cumulative paid losses and the year-end outstanding loss reserves. These comparisons are summarized as follows:

	Amount	% of Total[1]
Crum & Forster (dollars in millions) [1]
Paid losses and ALAE at December 31, 2009	$550.8	67.2%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2009	269.4	32.8%

Ultimate losses and ALAE at December 31, 2009	$820.2	100.0%

Industry, as represented by A.M. Best Company (“A.M. Best”)[2] (dollars in millions)
Paid losses and ALAE at December 31, 2008	$51,400	68.5%
Net unpaid losses and ALAE (case and IBNR) at December 31, 2008	23,600	31.5

Ultimate losses and ALAE at December 31, 2008	$75,000	100.0%

[1]	Net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance.

[2]	Extracted from an A.M. Best report dated December 7, 2009.
The Company increased its reserves for asbestos liabilities in each of 2009, 2008 and 2007. Asbestos liabilities are uniquely difficult to estimate due to both industry-wide issues and Company-specific factors. Industry-wide trends and factors have generally been adverse to insurance companies and include complex coverage issues, expansive judicial interpretation, long reporting delays, substantial defense costs, venue shopping, bankruptcies of traditional defendants and targeting of peripheral defendants whose exposures may not be subject to aggregate policy limits. In developing its asbestos reserve estimates, the Company gives consideration to the current state of industry trends and factors, particularly those that most directly affect its policyholder universe such as the targeting of smaller, peripheral defendants. However, changes in these trends or the emergence of new trends or factors may not be reasonably foreseeable or their effects may not be reliably quantifiable as of the date of the Company’s estimate. Further, while industry trends are considered by the Company, increases in the Company’s asbestos reserve estimates are most directly and significantly affected by changes in the state of asbestos claims against Crum & Forster’s specific policyholders. A comparatively small number of policyholders account for a substantial share of the Company’s asbestos claim payout activity in any given period and of the asbestos net unpaid losses and ALAE reserves at each balance sheet date. Changes in the conditions of specific policyholders, such as being targeted by plaintiffs in a state or states from which claims had not been previously filed or expected, adverse court decisions regarding coverage or defense obligations, the discovery (or allegation) of the existence of additional policies issued by the Company or the inability of another of the policyholder’s insurers to discharge its policy obligations, thereby increasing the obligations of the remaining insurers, can have a material impact on the previous estimate of the potential liability associated with that policyholder. These changes may not have been foreseeable or lacked sufficient credibility, even if foreseeable, as of the date of the Company’s previous estimate.
In 2009, the trends noted previously have continued, including flat or slightly decreased numbers of claimants filing asbestos claims against the Company’s policyholders, increased value of claims against viable asbestos defendants as co-defendants seek bankruptcy protection, an increased number of policyholders asserting that their asbestos claims are not subject to aggregate limits and that each individual bodily injury claim should be treated as a separate occurrence, and a shift towards a focus on single cases with significant injury, rather than a large volume of cases with little, if any, injury. In general, a small percentage of policyholders account for the majority of paid losses. In 2009, 90% of gross payments for loss and ALAE were made on behalf of approximately 2% of policyholders.
In 2009, 2008 and 2007, the Company incurred total asbestos losses and ALAE of $2.8 million, $25.2 million and $24.3 million, respectively, (approximately 1%, 8% and 7%, respectively, of the preceding year-end reserves balances). The increase in 2009 is net of an insurance recovery of $13.8 million associated with a lawsuit settlement. Excluding this receipt, the increase was primarily attributable to increasing claim values and rising legal costs associated with one policyholder. In 2008 and 2007, the increase in each year was largely associated with the aforementioned lawsuit.
As a result of the processes, procedures and analyses described above, management believes that the reserves carried for asbestos claims at December 31, 2009 are adequate based upon known facts, current law and management’s judgment. However, there are a number of uncertainties surrounding the ultimate value of these claims, which may result in changes in these estimates as new information emerges. Among these are the following: the unpredictability inherent in litigation; any impact from the bankruptcy protection sought by asbestos producers and defendants; an unanticipated increase in the number of asbestos claimants; the resolution of disputes pertaining to the amount of coverage for “non-product” claims asserted under premises/operations general liability policies; and future developments regarding the ability to recover reinsurance on asbestos claims. It is also not possible to predict, nor has management assumed, any changes in the legal, social or economic environments and their impact on future asbestos claim development. The carried asbestos reserves also do not reflect any effects of future legislation.

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
There is great uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. Currently, approximately 1,270 cleanup sites are included in the EPA’s National Priorities List. State authorities have identified many additional sites. Second, the liabilities of the policyholders themselves are difficult to estimate. At any given site, the allocation of remediation cost among the PRPs varies greatly depending upon a variety of factors. Third, different courts have been presented with liability and coverage issues regarding pollution claims and have reached inconsistent decisions on several issues. These uncertainties are unlikely to be resolved in the near future.
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
As with asbestos reserves, exposure for environmental pollution cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. Since each policyholder presents different liability and coverage issues, the methodology used to establish environmental reserves is similar to that used for asbestos liabilities. In the course of performing these individual policyholder assessments, the following factors are considered: the policyholder’s probable liability and available coverage; the number of sites; the total number of PRPs at each site; the nature of environmental harm and the corresponding remedy at each site; the involvement of other insurers and the potential for other available coverage; and the applicable law in each jurisdiction. A provision for IBNR is developed, using methodology similar to that for asbestos liabilities, and an estimate of ceded reinsurance recoveries is calculated. Aggregate emergence against a benchmark is also considered.
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
The Company’s environmental survival ratio calculation, based on environmental loss and ALAE reserves, net of per risk reinsurance, but before the benefit of corporate aggregate reinsurance, is presented below:

At December 31,
(dollars in millions)	2009
Net unpaid losses and ALAE	$70.8
3-year average net paid losses and ALAE	$12.8
3-year environmental survival ratio	5.5
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
Summary
Management believes that the asbestos, environmental and other latent reserves reported at December 31, 2009 are reasonable estimates of the ultimate remaining liability for these claims based on facts currently known, the present state of the law and coverage litigation, current assumptions and the reserving methodologies employed. These latent reserves are continually monitored by management and reviewed by independent consulting actuaries. New developments will continue to be evaluated as they arise in order to supplement the ongoing analyses and reviews of the latent exposures. However, to the extent that future social, scientific, economic, legal or legislative developments alter the volume of claims, the liabilities of the policyholders, or the original intent of the policies and scope of coverage, increases in loss reserves may emerge in future periods. Due to the inherent uncertainties in estimating reserves for unpaid losses and LAE described above, and to the potential impact of recent trends, the ultimate liability for the Company’s loss and LAE reserves, and, in particular, its asbestos, environmental and other latent claims reserves, may vary substantially from the amounts currently reserved.
For additional discussion on the Company’s reserves, see “Item 1. Business—Reserves” and Notes 5 and 6 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Investments
The Company is responsible for determining the fair value of its investment portfolio by utilizing fair value measurements obtained from active markets where available, by considering observable and unobservable inputs and by employing valuation techniques that make use of current market data. The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). For further details on the fair value hierarchy refer to Note 4 to the consolidated financial statements.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarterly period in which the reclassifications occur. During the first quarter of 2009, the Company transferred $47.6 million of Level 3 investments (comprised of investment grade mortgage-backed securities), to Level 2, after determining that broker-dealer quotes which utilize observable inputs, would be used to determine the fair value of the instruments. During the fourth quarter of 2009, the Company transferred its investment in Odyssey Re Holdings Corp. (“Odyssey”) at a fair value of $321.1 million from Level 1 to Level 3 and its investment in Advent Capital (Holdings) PLC (“Advent”) at a fair value of $26.4 million from Level 2 to Level 3, following the privatization and subsequent delisting from public stock exchanges of Odyssey and Advent. The privatization changed the inputs used to value these investments from observable exchange traded quoted prices to unobservable inputs. The Company now values these investments using internally developed valuation models based on market multiples derived from a set of publicly traded comparable companies. The models, which require a significant amount of judgment, use current and historical market prices and book values of comparable companies to derive a current fair value. Because of the significant judgment involved in selecting inputs and the effect of the inputs on the valuation model they are considered to be Level 3. At December 31, 2009 Odyssey and Advent had fair values of $305.8 million and $26.6 million, respectively, based on these valuation models (approximately 8.3% of total investment portfolio at that date). Also included in Level 3 securities are certain non-investment grade mortgage-backed securities purchased at deep discounts to par, which are valued using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. At December 31, 2009, the fair value of the Company’s Level 3 non-investment grade mortgage-backed securities was $14.3 million (less than 1% of total investment portfolio at that date). At December 31, 2008, the fair value of the Company’s Level 3 securities (after the aforementioned reclassification to Level 2), which were comprised of non-investment grade mortgage-backed securities, was $18.8 million. Gains or losses arising from changes in the fair value of Level 3 securities are recorded as realized investment gains or losses in the consolidated statements of income and amounted to net losses of $3.5 million and $4.3 million in 2009 and 2008, respectively.

Derivative securities held by the Company at December 31, 2009 are principally credit default swaps and total return swaps. The credit default swaps are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in realized investment gains and losses in the period in which they occur. The Company obtains broker-dealer quotes which are based on observable credit spreads for its credit default swaps. In addition, the Company assesses the reasonableness of the broker dealer quotes by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. Due to the inherent uncertainties of these valuations as well as the volatility in interest rates and stock market conditions, realized values may differ from estimates reflected in the consolidated financial statements. At December 31, 2009 and 2008, the fair value of the credit default swaps was $20.0 million and $138.8 million, respectively. Gains or losses arising from changes in the fair value of the credit default swaps are recorded in realized investment gains and losses in the consolidated statements of income. For the years ended December 31, 2009, 2008 and 2007, realized investment gains and losses resulting from the net change in fair value of the credit default swaps were (losses) gains of $(9.1) million, $283.5 million and $229.7 million, respectively. The Company utilizes total return swaps to protect a portion of its equity and equity related holdings against a decline in equity markets. These total return swaps contain contractual reset provisions requiring counterparties to cash-settle on a monthly basis any market value movements arising since the prior settlement. Any cash paid to settle unfavorable market value changes and, conversely, any cash received in settlement of favorable market value changes are recognized as realized investment gains or losses on the consolidated statements of income in the period in which they occur. To the extent that a contractual reset date of a contract does not correspond to the balance sheet date, the Company records additional realized investment gains or losses on the consolidated statements of income to adjust the carrying value of the derivative asset or liability associated with each total return swap contract to reflect its fair value at the balance sheet date. For the years ended December 31, 2009 and 2008, realized investment gains and losses resulting from total return swaps were (losses) gains of $(22.3) million and $362.1 million, respectively. The Company did not utilize total return swaps in 2007.
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
There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessments of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. For the years ended December 31, 2009, 2008 and 2007, charges for other than temporary impairments amounted to $110.8 million, $194.7 million and $25.4 million, respectively, primarily related to write-downs of equity securities.
At December 31, 2009, the Company had unrealized losses of $9.2 million in investments in available-for-sale fixed income and equity securities of which $8.4 million was attributable to fixed income securities and $0.8 million was attributed to equity securities. The majority of the gross unrealized losses in the fixed income portfolio are attributable to investment grade municipal securities. Management has determined that the unrealized losses on its fixed income securities at December 31, 2009 are principally attributable to changes in interest rates and that the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell these securities before recovery of their cost bases.
Management’s evaluation of other than temporary losses is particularly sensitive to assumptions it makes relative to forecasts of an issuer’s financial performance and near term prospects such as earnings trends, dividends, analysts’ forecasts and cash flows supporting fixed income securities. Although management is unable to quantify the likelihood of changes to these assumptions that may occur in the future, any change in assumptions could result in recognition of impairments in the future in an amount potentially greater than the unrealized losses on the securities at December 31, 2009.

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
At December 31, 2009 and 2008, reinsurance recoverable was $892.7 million and $968.2 million, net of reserves for uncollectible reinsurance of $54.2 million and $56.0 million, respectively. Bad debt expense for the years ended December 31, 2009, 2008 and 2007 related to uncollectible reinsurance was $2.0 million, $7.7 million and $8.0 million, respectively. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations. At December 31, 2009, the two largest gross reinsurance recoverable balances aggregated $478.4 million, or 53.6%, of the total reinsurance recoverable balance. The reinsurer with the largest gross recoverable balance (an unaffiliated company rated A+ by A.M. Best) has provided collateral in an amount of $236.3 million, which reduces its unsecured exposure to $112.7 million. The collateral provided is in the form of a funds held balance in the Company’s general account and equals premiums plus interest thereon credited at the rate stipulated in the related reinsurance contract. There is no limitation on the ability of the Company to access these funds in accordance with the related reinsurance agreement.
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
At December 31, 2009, there are no valuation allowances against the Company’s gross deferred tax assets of $251.2 million. The Company’s current projections of future taxable income are based on assumptions of level to modestly declining business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.
Realization of the deferred tax asset under ASC 740, Income Taxes, ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.

Summary of Operations
Overview
Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes numerous lines of business including general liability, workers’ compensation, commercial automobile, property, commercial multi-peril, accident and health, fidelity and surety, personal automobile and homeowners. In 2009, approximately 44% of the Company’s gross written premiums arose from the offering of general liability including umbrella, workers’ compensation, commercial automobile and property policies to middle market commercial enterprises through the Company’s regional branch network. The balance of Crum & Forster’s business is comprised of a diverse portfolio of specialty businesses in which the Company has specific product, geographic or customer group expertise. These include: products such as accident and health, directors’ and officers’ liability and bail bonds; geographic specialties such as the Company’s coverage of non-standard, inner-city risks not typically well served by the standard market and Crum & Forster’s longstanding presence in the Hawaii market; and customer group expertise in the areas of propane distributors, explosive contractors, agriculture enterprises, and construction contractors written on a non-admitted basis.
The Company generally conducts business on a brokerage basis through its home office and a regional branch network, allowing it to control the underwriting process and build close relationships with producers and policyholders. The Company may also conduct business through third parties such as managing general underwriters where it is cost effective to do so and where the Company can control the underwriting process such as in the Company’s niche accident and health business. The Company has over 1,500 producers located throughout the United States including independent regional retail firms, wholesale brokers, national brokers and managing general underwriters.
The Company’s objective is to expand opportunistically into classes of business or market segments that have the potential to generate an underwriting profit. Additional growth in specialty lines is a significant element of the Company’s business strategy. Management believes the Company’s ability to identify profitable market opportunities where its underwriting expertise can be applied provides it with a competitive advantage.
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
Market Conditions
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, financial market conditions, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends, termed a “soft market”. These soft market conditions heightened in 2008 and the Company has continued to see soft market pricing through all lines of business, aside from modest price increases in California workers’ compensation, throughout 2009. Although there is some evidence of deceleration in rate decreases, overall market conditions deteriorated over the second half of 2009 and still remain extremely competitive. In the property market, earlier in the year some property insurers were reducing available limits in peak catastrophe zones as a result of significant catastrophe losses sustained by the industry in 2008, primarily from Hurricane Ike, and increases in reinsurance costs, resulting in property rates stabilizing. However, more recently, the Company has experienced downward pressure on prices especially in non-catastrophe zones, attributable to the restoration of capital throughout the industry and the light catastrophe season in 2009. In the catastrophe zones, rates have been leveling off as capacity has increased.
Market conditions for the Company’s largest accident and health segment by gross written premiums, employer stop loss, are currently intensely competitive. Competition in the Company’s other accident and health segments, such as student medical, travel and pet insurance, varies from product to product but generally is currently less intense.
During 2009, the Company’s renewal retention rates and renewal pricing remained level as compared to 2008. Specifically, renewal retention rates for casualty lines increased by approximately 2 percentage points and renewal retention rates for property lines declined by approximately 4 percentage points, with the property renewal retention rates being depressed by underwriting actions intended to improve profitability. Renewal prices for casualty lines remained flat and renewal prices for property lines declined by approximately 1 percentage point. New business declined by approximately 11%, attributable to a reduction in both casualty and property lines. New business growth continues to be affected by the competitive market environment and ongoing economic downturn.
Although there is some evidence of deceleration in rate decreases, the Company expects the market to remain competitive throughout 2010, attributable to the combined effects of the light catastrophe season in 2009, the restoration of capital throughout the industry, resulting from the improvement in the financial markets, and additional competitors in some lines of business placing downward pressure on price levels. Under such conditions, the Company will continue to reject underpriced new business submissions and to shed accounts and classes of business that are unprofitable. The Company expects continued pressure on its expense ratio despite aggressive cost cutting measures and the loss ratio may deteriorate marginally as renewal price declines and loss-cost trends take their toll on profitable business. In addition, if premium receipts continue to decline and claim payments continue at current rates, the Company is likely to continue to have negative cash flow from operations in the near future.

Results of Operations
The Company’s results of operations are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Gross premiums written	$863.8	$1,019.6	$1,245.0

Net premiums written	$716.4	$871.2	$1,099.6

Premiums earned	$781.3	$998.0	$1,186.1
Losses and LAE	526.1	822.9	752.9
Underwriting expenses	272.3	320.4	340.2

Underwriting (loss) profit	(17.1)	(145.3)	93.0
Investment income and realized investment gains	313.8	604.3	377.5
Interest and other expense	31.2	36.7	39.4
Costs related to early retirement of debt	—	0.4	21.2

Income before income taxes and equity in earnings of investees	265.5	421.9	409.9
Income tax expense	63.6	88.6	140.0

Income before equity in earnings of investees	201.9	333.3	269.9
Equity in earnings (losses) of investees, net of tax	0.1	(0.5)	23.3

Net income	$202.0	$332.8	$293.2

Loss and LAE ratio	67.3%	82.5%	63.5%
Underwriting expense ratio	34.9	32.1	28.7

Combined ratio	102.2%	114.6%	92.2%

The decrease in net income in 2009 as compared to 2008 was primarily attributable to substantially lower net realized investment earnings, partially offset by improved underwriting results. Lower investment earnings in 2009 were principally due to the non-recurrence of significant gains realized on derivative and short-sale securities in 2008. Offsetting the lower gains on derivatives and short-sale securities were higher realized gains on fixed income and equity securities, mark-to-market accounting gains on investments accounted for at fair value, higher investment income, primarily higher earnings from investments at equity, and lower other than temporary impairment charges in 2009 as compared to 2008. The increase in underwriting income and corresponding improvement in the loss and LAE ratios was principally due to a lack of major catastrophes in 2009. By comparison, the 2008 loss ratio was adversely affected by one-time charges, including: (i) a charge of $75.5 million arising from the commutation of a reinsurance contract (7.6 loss ratio points); (ii) catastrophe losses associated with Hurricanes Gustav and Ike of $71.5 million (7.2 loss ratio points); and (iii) a charge of $25.5 million associated with the aforementioned lawsuit (2.6 loss ratio points). Excluding the effects of the reinsurance commutation, Hurricanes Gustav and Ike and the asbestos lawsuit activity, the loss and LAE ratio was 65.1% in 2008 as compared to 67.3% in 2009, the increase being primarily due to lower favorable prior year loss development and the cumulative effect of the weak economy and challenging market conditions.
The increase in net income in 2008 as compared to 2007 was primarily due to a significant increase in investment earnings and lower costs related to early retirement of debt, partially offset by substantially lower underwriting income due to catastrophes and other charges discussed above. The increase in investment earnings was predominantly due to higher net realized gains on the Company’s derivative and short-sale securities as well as an increase in net realized gains on sales of U.S. Treasury securities, partially offset by higher other than temporary impairment charges, higher mark-to-market accounting losses incurred on investments accounted for at fair value and lower investment income. Underwriting results were substantially lower in 2008 as compared to 2007, primarily attributable to the adverse effects of the reinsurance commutation, losses associated with Hurricane Gustav and an asbestos lawsuit settlement as noted above.
Lower equity in earnings of investees in 2008 as compared to 2007, was principally due to lower earnings from Northbridge Financial Corporation (“Northbridge”), an affiliated company, due to a change in accounting for Northbridge from equity method to fair value effective January 1, 2008.
For further discussion of loss development in each year, see “—Results of Operations—Losses and Loss Adjustment Expenses”. For further discussion of investment results, see “—Results of Operations—Investment Results”, “—Liquidity and Capital Resources” and Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Underwriting Results
Gross Premiums Written
Gross premiums written by line of business are summarized as follows:

	Years Ended December 31,
			2009		2008
			Increase/		Increase/
(dollars in millions)	2009	2008	(Decrease)	2007	(Decrease)
General liability	$188.5	$216.3	$(27.8)	$251.5	$(35.2)
Workers’ compensation	188.5	196.0	(7.5)	258.9	(62.9)
Commercial automobile	96.8	164.0	(67.2)	203.4	(39.4)
Property	87.4	155.6	(68.2)	272.0	(116.4)
Commercial multi-peril	81.5	83.8	(2.3)	88.2	(4.4)
Accident and health	190.9	159.7	31.2	127.6	32.1
Other	30.2	44.2	(14.0)	43.4	0.8

Total gross premiums written	$863.8	$1,019.6	$(155.8)	$1,245.0	$(225.4)

Other includes the following:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Surety	$11.1	$12.4	$14.0
Fidelity	6.5	17.8	13.2
Personal automobile	6.6	7.8	9.5
Homeowners	6.0	6.2	6.7

Total gross premiums written in other	$30.2	$44.2	$43.4

For the year ended December 31, 2009 gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $173.0 million, or 21.2%, as compared to the year ended December 31, 2008, primarily due to a decline in new business of approximately 11% whereas renewal retention rates and prices on renewal policies remained flat. The decline in new business is attributable to a reduction in both property and casualty writings. The prolonged soft market conditions and weak economy continue to adversely affect premium growth, making it very challenging to write new business at acceptable rates. In addition to competitive market conditions, the decline in gross premiums written is also attributable to underwriting actions taken by the Company to reduce unprofitable classes of business, most notably a reduction in the property and commercial automobile lines of business. The Company continues to maintain its disciplined approach to underwriting in a market environment that remains highly competitive, renewing business and writing new business only where it believes rates are acceptable and terms and conditions are appropriate for the exposure.
For the year ended December 31, 2008, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above) declined by $258.3 million, or 24.1%, as compared to the year ended December 31, 2007, due to the combined effects of a decline in new business of approximately 36%, price decreases on renewal policies of approximately 7% and a decline in renewal retention rates of approximately five percentage points. The decline in new business was due to a reduction in both property and casualty writings, attributable to a weak economy, competitive market conditions and underwriting actions taken by the Company to reduce unprofitable classes of business, most notably a reduction in the property and commercial automobile lines of business.
Overall decline in gross premiums written in the core commercial lines in 2009 and 2008 was partially offset by growth from the accident and health business.

Casualty Gross Premiums Written
For the year ended December 31, 2009, gross premiums written in casualty lines, which include workers’ compensation, general liability and commercial automobile lines of business, declined by $102.5 million, or 17.8%, as compared to the year ended December 31, 2008, due to a decline in new business of approximately 10%, reduced audit premiums and reduced renewal exposure due to the economy, concurrent with a lower renewal premium base, although renewal retention rates increased by approximately two percentage points and prices on renewal policies remained level. In addition, the significant reduction in commercial automobile gross premiums written in 2009 as compared to 2008 and 2007 is due to the Company more aggressively reducing its exposure to transportation accounts where loss experience has been unfavorable. The reduction in general liability largely reflects a decrease in the non-admitted casualty business, primarily related to the impact of the recession on the Company’s construction business. Aside from a modest improvement in California workers’ compensation rates, casualty business across the industry is continuing to suffer from inadequate rates. California workers’ compensation gross premiums written totaled $73.3 million, $65.7 million and $77.5 million in 2009, 2008 and 2007, respectively
For the year ended December 31, 2008, gross premiums written in casualty lines, which include workers’ compensation, general liability and commercial automobile lines of business, declined by $137.5 million, or 19.3%, as compared to the year ended December 31, 2007, due to a decline in new business of approximately 30%, price decreases on renewal policies of approximately 6% and a decrease in renewal retention rates of approximately five percentage points. The decline in new business was most significant for wholesale broker produced casualty business, although casualty new business was down for all producer categories. Pricing pressure for casualty accounts intensified countrywide in 2007 and continued throughout 2008, particularly for larger and middle market accounts, with competitors focusing on retaining their renewals. In addition, casualty gross premiums written in the commercial automobile line were also impacted by underwriting actions taken by the Company as respects the commercial automobile business.
Property Gross Premiums Written
For the year ended December 31, 2009, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $70.5 million, or 29.4%, as compared to the year ended December 31, 2008, primarily due to a decline in new business of approximately 13%, price decreases on renewal policies of approximately 1% and a decrease in renewal retention rates of approximately four percentage points. In addition to soft market conditions which have significantly affected the Company’s property business, the decrease in property gross premiums written in 2009 as compared to 2008 and 2007, is also due to a reduction in habitational business, where loss ratios have been higher than the remainder of the book of business, as well as a reduction in accounts with larger total insured values.
For the year ended December 31, 2008, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, decreased by $120.8 million, or 33.5%, as compared to the year ended December 31, 2007, primarily due to a decline in new business of approximately 47%, price decreases on renewal policies of approximately 9% and a decrease in renewal retention rates of approximately five percentage points. The decline in gross premiums was due to the combined effects of soft market conditions and specific underwriting actions taken by the Company.
The property market continues to experience downward pressure on rates, particularly in non-catastrophe zones. In the catastrophe zones, more recently, capacity has increased and rates have been leveling off.
Other Gross Premiums Written
For the years ended December 31, 2009 and 2008, other gross premiums written, which include the accident and health, surety, fidelity, personal automobile and homeowners lines of business, increased by $17.2 million, or 8.4%, and $32.9 million, or 19.2%, respectively, as compared to the prior year periods. The increase in both years was primarily due to growth in the Company’s accident and health book of business. Previously written in the “B++” rated Fairmont companies, the accident and health business continues to benefit from Crum & Forster’s “A” A.M. Best rating, which has resulted in the Company acquiring several new programs since 2007 that have contributed to business growth. The growth in 2009 has primarily come from the employer stop loss business. Additionally, in general, the accident and health business is not aligned with the traditional property and casualty market cycle which has been experiencing soft market conditions.

Net Premiums Written
Net premiums written by line of business are summarized as follows:

	Years Ended December 31,
	2009		2008		2007
(dollars in millions)	$	%[1]	$	%[1]	$	%[1]
General liability	$137.5	72.9%	$172.9	80.0%	$213.2	84.8%
Workers’ compensation	185.3	98.3%	192.1	98.0%	252.6	97.6%
Commercial automobile	94.1	97.2%	159.6	97.3%	199.7	98.2%
Property	65.2	74.6%	115.2	74.0%	212.0	77.9%
Commercial multi-peril	75.7	92.9%	77.8	92.8%	81.5	92.4%
Accident and health	130.2	68.2%	117.7	73.7%	103.9	81.4%
Other	28.4	94.0%	35.9	81.2%	36.7	84.6%

Total net premiums written	$716.4	82.9%	$871.2	85.4%	$1,099.6	88.3%

[1]	Percentage represents the percentage of net premiums written to gross premiums written.
For the years ended December 31, 2009 and 2008, net premiums written decreased by $154.8 million, or 17.8%, $228.4 million, or 20.8%, respectively, as compared to the prior year periods. The decrease in both years was generally in line with the decrease in gross premiums written. The lower percentage of net to gross premiums written in 2009 in the general liability line was due to increased reinsurance rates and the purchasing of additional reinsurance coverage on the umbrella book of business, whereas the lower percentage for accident and health was due to the purchase of additional reinsurance principally related to the medical stop loss business.
Premiums Earned
Premiums earned by line of business are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
General liability	$146.6	$194.3	$229.0
Workers’ compensation	188.2	218.4	258.0
Commercial automobile	119.0	187.2	210.4
Property	88.7	164.4	267.5
Commercial multi-peril	76.5	79.9	80.5
Accident and health	130.2	117.7	103.9
Other	32.1	36.1	36.8

Total premiums earned	$781.3	$998.0	$1,186.1

Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the year ended December 31, 2009, premiums earned decreased by $216.7 million, or 21.7%, as compared to the year ended December 31, 2008. For the year ended December 31, 2008, premiums earned decreased by $188.1 million, or 15.9%, as compared to the year ended December 31, 2007. For both years, the decrease in premiums earned was generally comparable to the decrease in net premiums written.

Losses and Loss Adjustment Expenses
The Company’s incurred losses and LAE are summarized as follows:

	Years Ended December 31,
	2009		2008		2007
(dollars in millions)	Losses	Ratio	Losses	Ratio	Losses	Ratio
Accident year, as reported	$566.0	72.4%	$802.8	80.4%	$816.8	68.9%

(Favorable) adverse development of prior years’ losses and LAE before impact of corporate aggregate reinsurance:
Accident year 2008	10.6
Accident year 2007	(19.5)		(17.1)		—
Accident year 2006	(28.7)		(39.0)		(10.2)
Accident year 2005	(28.9)		(1.9)		(26.9)
Accident year 2004	(3.0)		(12.3)		(41.7)
Accident year 2003	28.8		2.1		(1.0)
Accident year 2002 and prior	15.7		107.2		29.6

Total (favorable) adverse development	(25.0)	(3.2)	39.0	3.9	(50.2)	(4.2)

Impact of corporate aggregate reinsurance:
Amortization of deferred gain	(14.9)	(1.9)	(18.9)	(1.8)	(13.7)	(1.2)

Incurred losses and LAE	$526.1	67.3%	$822.9	82.5%	$752.9	63.5%

The Company’s losses and LAE reflect the effect of amortization of deferred gain on retroactive reinsurance. For further discussion of the accounting for reinsurance coverage and the amortization of deferred income on retroactive reinsurance, see “Item 1. Business—Reinsurance” and Note 7 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
In 2009, the Company recognized net favorable prior year loss development of $25.0 million (3.2 loss ratio points) prior to corporate aggregate reinsurance activity. Included in the favorable loss development is an insurance recovery of $13.8 million (1.8 loss ratio points) associated with the settlement of an asbestos lawsuit. Excluding this recovery, the Company recognized net favorable loss development after corporate aggregate reinsurance activity of $26.1 million (3.3 loss ratio points), including $14.9 million of favorable development related amortization of deferred gains on retroactive reinsurance. The favorable development was primarily attributable to favorable emergence in workers’ compensation, commercial multi-peril and property lines of business, partially offset by adverse emergence in commercial automobile and asbestos liabilities.
In 2008, the Company recognized net adverse prior year loss development of $39.0 million (3.9 loss ratio points) prior to corporate aggregate reinsurance activity. Included in the adverse loss development is $84.3 million (8.4 loss ratio points) attributable to a loss on commutation of a reinsurance contract ($75.5 million after amortization of related deferred gain) and $25.5 million (2.6 loss ratio points) attributable to the settlement of an asbestos lawsuit. Excluding these one time charges, the Company recognized net favorable loss development after corporate aggregate reinsurance activity of $89.7 million (9.0 loss ratio points) including $18.9 million of favorable development related to amortization of deferred gains on retroactive reinsurance. The favorable development was primarily in the workers’ compensation and general liability lines of business, reflecting favorable loss emergence in almost all accident years, partially offset by unfavorable ALAE emergence in general liability for both latent and non-latent exposures. Specifically, favorable development in the workers’ compensation line was principally attributable to favorable results in non-California medical reserves for older accident years and non-California indemnity reserves for more recent accident years.
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

Accident year loss and LAE ratios, as estimated at December 31, 2009 by line of business, are summarized as follows:

	Accident Years Ended December 31,
	2009	2008	2007
General liability	68.8%	73.3%	58.9%
Workers’ compensation	80.7%	81.2%	69.4%
Commercial automobile	77.9%	80.1%	76.9%
Property	72.3%	121.4%	63.5%
Commercial multi-peril	54.4%	47.0%	54.7%
Accident and health	72.4%	71.6%	65.8%
Other	63.7%	61.5%	60.3%
Accident year loss and LAE ratio	72.4%	81.5%	65.8%
The accident year loss and LAE ratio decreased to 72.4% in 2009 from 81.5% in 2008, primarily due to lower catastrophe losses. The accident year loss and LAE ratio increased to 81.5% in 2008 as compared to 65.8% in 2007, primarily due to higher catastrophe losses (principally the effects of Hurricanes Gustav and Ike which added 6.6 loss ratio points) as well as the adverse effect of current unfavorable pricing trends and market conditions across all lines of business. Catastrophes added approximately 1.5, 8.5 and 1.3 points to the Company’s loss and LAE ratio in 2009, 2008 and 2007, respectively, and added approximately 13.1, 51.6 and 5.6 points to the property accident year loss and LAE ratios. In addition to catastrophes, the 2008 property accident year loss ratio was also impacted by an increased frequency of large habitational fire losses. The commercial automobile loss ratio declined in 2009 as a result of specific underwriting actions taken by the Company to reduce exposure to unprofitable transportation accounts. The commercial multi-peril loss ratio increased from 2008 to 2009 due to several large property claims in the second half of 2009.
The accident year loss and LAE ratios represent management’s estimate, at December 31, 2009, of the ultimate cost, expressed as a percentage of net premiums earned for each respective year, of covered claims or events, including settlement costs. For casualty lines of business in particular, where the “tail”, or period from the occurrence of the claim to final settlement, may span several years, the estimates are based on a number of assumptions and, accordingly, are subject to significant variability. See “—Critical Accounting Policies and Estimates— Unpaid Losses and Loss Adjustment Expenses”.
Underwriting Expenses
Underwriting expenses include policy acquisition costs (costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes) and other operating expenses associated with the Company’s underwriting activities, such as salaries and benefits, information technology costs and rent. The Company’s underwriting expense ratio was 34.9%, 32.1% and 28.7% for the years ended December 31, 2009, 2008 and 2007, respectively. Despite reduced other operating expenses in 2009, primarily reflecting the combined effects of cost saving initiatives and a write-off of software development costs of $4.2 million in 2008, the increase in the underwriting expense ratio in 2009 as compared to 2008, is primarily attributable to a reduction in net earned premiums of approximately $216.7 million, or 22%, although general expenses were reduced by approximately $9.7 million, or 6%. The Company is aggressively evaluating all general expenses to better align costs to premium volume in the current economy, however, persistent soft market conditions and a weak economy will continue to adversely affect the Company’s underwriting expense ratio.
The increase in the underwriting expense ratio in 2008 as compared to 2007, was primarily attributable to a reduction in net earned premium of approximately 16% and an increase in other operating expenses, largely due to higher compensation costs and higher technology costs (reflecting the aforementioned write-off). Compensation costs in 2008 included severance costs associated with the reduction in workforce to better align compensation costs with lower premium volume.

Investment Results
Information on the Company’s investment results is summarized as follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Average investments, including cash and cash equivalents, at book value[1]	$3,695.0	$4,345.5	$4,157.9

Investment income	$163.8	$72.4	$143.4
Net realized investment gains	150.0	531.9	234.1
Pre-tax equity in earnings (losses) of investees	0.1	(0.7)	35.8
Change in unrealized investment gains and losses and foreign currency translation	406.3	(37.9)	139.2

Total return on investments	$720.2	$565.7	$552.5

Gross investment yield[2]	5.3%	2.5%	5.1%
Net investment yield[2]	4.4%	1.6%	4.3%
Total return on investments	19.5%	13.0%	13.3%

[1]	Includes book value of assets pledged for derivatives and short-sale obligations of $24.0 million, $4.4 million and $1,047.4 million at December 31, 2009, 2008 and 2007, respectively.

[2]	Including pre-tax equity in earnings (losses) of investees.
The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income (including pre-tax equity in earnings or losses of investees), net realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment income. In 2008, the Company significantly reduced its credit default swap portfolio and closed out its equity hedging positions, realizing significant gains and reinvesting the proceeds to a large extent in equity securities. As a result, the investment portfolio is exposed to a larger degree than in previous reporting periods to volatility in the equity markets, however, the Company has protected a portion of its equity and equity related holdings against a decline in equity markets by entering into equity index total return swaps. The significant increase in the annualized total return on investments for the year ended December 31, 2009 as compared to 2008 and 2007, is primarily attributable to the improvement in financial market conditions in the third and fourth quarters of 2009, resulting in unrealized appreciation of the investment portfolio at the end of 2009.
The year over year decline in the average book value of investments is largely attributable to cash used in operations in 2009 of $402.4 million, as well as dividends paid to Fairfax of $115.0 million, both of which were funded from the proceeds of sales of fixed income securities.
Investment Income
The increase in investment income of $91.4 million, or 126.2%, in 2009 as compared to 2008 is primarily due to the combined effects of: (i) higher earnings from the Company’s investments at equity, attributable to the underlying improvement in the equity markets in 2009; (ii) higher dividends from equity securities due to a shift in portfolio composition to equity securities since the fourth quarter of 2008; and (iii) lower investment expenses related principally to the Standard & Poor’s Depositary Receipts (“SPDRs”) short-sales and total return swaps which were closed out in the latter half of 2008. Offsetting these year-over-year increases in investment income was a decline in interest on cash and cash equivalents due to lower cash collateral held in 2009 as compared to 2008, related to the SPDRs short-sales and a decline in year-over-year short-term interest rates.
The decrease in investment income of $71.0 million, or 49.5%, in 2008 as compared to 2007, was primarily driven by substantially lower earnings from investments at equity which include partnership investments, attributable to depressed equity market conditions, and a year-over-year decline in average short-term interest rates. Losses from investments at equity were $(51.3) million in 2008 as compared to earnings of $13.0 million in 2007. In addition, 2008 investment income was also affected by higher investment expenses, attributable to higher expenses on the SPDRs short-sales and total return swaps, as well as higher incentive management fees. The Company executed an additional $320 million SPDRs short-sales in the latter half of 2007 and a further $105 million of SPDRs total return swaps in July 2008 which contributed to the increased SPDRs expense for 2008.

Net Realized Investment Gains
Net realized investment gains for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Fixed income securities, available-for-sale	$86.5	$143.3	$4.4
Fixed income securities, held-for-trading	75.0	(90.9)	(31.0)
Equity securities	69.6	2.8	27.9
Investments at equity	2.3	(1.6)	10.9
Derivatives and other invested assets	27.4	673.0	247.3

	260.8	726.6	259.5

Other than temporary impairment charges:
Equity securities	(107.3)	(190.3)	(22.4)
Fixed income securities	(3.5)	(4.4)	(3.0)

	(110.8)	(194.7)	(25.4)

Total pre-tax net realized investment gains	$150.0	$531.9	$234.1

The decrease in net realized investment gains of $381.9 million, or 71.8%, in 2009 as compared to 2008, was principally due to net realized losses on the Company’s derivative securities, as compared to significant realized gains in 2008, partially offset by net realized gains on held-for-trading fixed income securities and other invested assets, primarily mark-to-market accounting gains attributable to changes in fair value, as compared to mark-to-market losses in 2008, higher realized gains on sales of equity securities and lower other than temporary impairment charges.
The increase in net realized investment gains of $297.8 million, or 127.2%, in 2008 as compared to 2007 was principally due to higher net realized gains on the Company’s derivative securities and short-sale obligations, attributable to widening credit spreads and declining equity markets and higher net realized gains on sales of fixed income securities, primarily U.S. Treasuries, partially offset by higher mark-to-market accounting losses attributable to the change in fair value of held-for-trading fixed income securities and other invested assets, and higher other than temporary impairment charges.
Net realized losses on the Company’s derivative securities in 2009 include $9.1 million of net losses on credit default swaps and $22.3 million of net losses on total return swaps. By comparison, net realized gains on derivatives and short-sales in 2008 include $362.1 million of net gains on total return swaps, $283.5 million of net gains related to credit default swaps and $70.3 million of net gains on SPDRs and common stock short-sale obligations. Net realized gains on derivatives and short-sale obligations in 2007 include $229.7 million of net gains related to credit default swaps and $15.4 million of net gains on SPDRs and common stock short-sales. For further details on realized gains and losses incurred on the Company’s derivatives and short-sale obligations, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2009, the Company owned $1.6 billion notional amount of credit default swaps with an average term to maturity of 2.3 years, an original cost of $21.6 million and a fair value of $20.0 million.
Gains on other invested assets in 2009 are principally attributable to mark-to-market gains of $51.5 million and $4.9 million on the Company’s investments in Odyssey and Advent, respectively, affiliated companies for which the Company has elected the fair value option. By comparison, losses on other invested assets in 2008 were principally attributable to mark-to-market losses of $40.8 million related to the change in fair value of the Company’s investment in Northbridge, an affiliated company, which the Company sold in December 2008.
Included in realized investment gains in 2009, 2008 and 2007 were $110.8 million, $194.7 million and $25.4 million, respectively, of other than temporary impairment charges, primarily related to write downs of equity securities in all three years. The impairments recognized in 2009 and 2008 were primarily due to the increased volatility in the financial markets resulting from the global credit and liquidity crisis that began in 2007.
Pre-tax Equity in Earnings (Losses) of Investees
Pre-tax equity in earnings (losses) of investees in 2009 and 2008 were not material. The decrease in pre-tax equity in earnings (losses) of investees to $(0.7) million in 2008 from $35.8 million in 2007 was primarily attributable to a reduction in earnings from Northbridge, which was previously accounted for under the equity method of accounting prior to January 1, 2008, when the Company elected the fair value option for Northbridge under ASC 825, Financial Instruments. The Company sold its investment in Northbridge in December 2008.
For further details of investments, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Interest and Other Expense
Interest and other expense, excluding costs related to early retirement of debt, was $31.1 million, $36.7 million and $39.4 million in 2009, 2008 and 2007, respectively. The lower expense in 2009 as compared to 2008 was due to lower corporate overhead expense, primarily lower charitable contributions and lower severance payments. The lower expense in 2008 as compared to 2007 was attributable to both lower corporate overhead expenses and lower interest expense on long-term debt. The lower corporate overhead expense was due in part to a retirement expense incurred in 2007 in respect of the Company’s then President and Chief Executive Officer, partially offset by higher charitable contributions. The lower interest expense was attributable to the refinancing of the Company’s long-term debt in mid-2007 at a lower interest rate.
Income Taxes
The effective income tax rate (including income taxes on equity in earnings of investees) was 24.0%, 21.0% and 34.2% for the years ended December 31, 2009, 2008 and 2007, respectively. For 2009, the difference between the Company’s effective income tax rate and statutory rate of 35% primarily reflects net tax benefits of $19.2 million (7.2%) from tax exempt municipal bonds and $6.4 million (2.4%) from dividend received deductions. For 2008, in addition to dividend received deductions, the difference primarily reflects benefits recognized related to the utilization of foreign tax credits associated with the sale of the Company’s investment in Northbridge. In December 2008, the Company sold its investment in Northbridge to an affiliated foreign company, which resulted in permanent tax benefits of approximately $51.6 million (12.2%), mainly as a result of the utilization of foreign tax credits. For 2007, the difference is primarily due to dividend received deductions. For further discussion of income taxes, see Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Liquidity and Capital Resources
Holding Company
As a holding company with no direct operations, Crum & Forster Holdings Corp.’s (referred to in this section as the Company) assets consist primarily of its investments in the capital stock of its insurance subsidiaries. See “Item 15. Exhibits and Financial Statement Schedules — Schedule II, Holding Company Condensed Financial Statements”. The Company requires cash to meet its annual debt service obligations (approximately $26 million per year), to pay corporate expenses, including income taxes, and, ultimately, to repay the $330.0 million aggregate principal amount of senior notes due in 2017.
The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries and income tax payments from them under the Company’s tax sharing agreement. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. Dividends in excess of certain thresholds are considered “extraordinary” and require prior regulatory approval. The Company’s principal insurance subsidiaries are US Fire and North River. At December 31, 2009, US Fire reported statutory earned surplus of $615.6 million and North River reported statutory earned surplus of $231.2 million. In 2009, the insurance subsidiaries paid dividends totaling $138.4 million to the Company. In March 2009, both US Fire and North River received approval from the Delaware Department of Insurance and New Jersey Department of Banking and Insurance, respectively, to pay extraordinary dividends. Although the amount of the dividend for both companies was 10% of prior year-end surplus (the amount of an ordinary dividend), the extraordinary dividend approvals allowed acceleration of the dividend payments from October 2009 to March 2009 for US Fire and from May 2009 to March 2009 for North River. On March 27, 2009, North River paid a cash dividend in the amount of $44.1 million to the Company and on March 30, 2009, US Fire paid a cash dividend in the amount of $94.3 million to the Company. The maximum dividends that can be paid by the insurance subsidiaries to the Company in 2010, without prior regulatory approval, are $163.8 million.
Cash used in financing activities was $115.0 million, $339.5 million and $118.5 million in 2009, 2008 and 2007, respectively and was primarily in respect of dividends paid to Fairfax as well as refinancing of the Company’s long-term debt in 2007. On April 16, 2009 and December 22, 2009, the Company paid cash dividends to Fairfax of $100.0 million and $15.0 million, respectively. In 2008, the Company paid cash dividends to Fairfax of $335.2 million and in-kind dividends in the form of fixed income securities, at fair value, of $158.8 million, resulting in total dividends paid to Fairfax of $494.0 million. In 2007, the Company paid cash dividends to Fairfax of $128.8 million and in-kind dividends of $54.9 million in the form of promissory notes.
In May 2007, the Company issued pursuant to a private offering (the “Offering”) $330.0 million aggregate principal amount of 7-3/4% senior notes due May 1, 2017 at an issue price of 100%. Net proceeds of the Offering to the Company, after commissions and expenses, of approximately $325.1 million were used to repurchase $295.7 million of the Company’s outstanding $300 million aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”), through a tender offer which the Company completed in May 2009. The Company paid approximately $325.7 million to purchase the 2013 Notes tendered. For further information on the Company’s long-term debt see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

Shareholder’s equity was $1,517.7 million and $1,166.4 million at December 31, 2009 and 2008, respectively. The increase from prior year end reflects $202.0 million of net income and net unrealized investment gains of $263.8 million, partially offset by dividends paid to Fairfax of $115.0 million.
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
The table below provides a summary of cash flow provided by (used in) operations under the direct method:

	Year Ended December 31,
	2009	2008	2007
Premiums collected	$645.1	$802.0	$1,004.0
Net paid losses and LAE[1]	(709.3)	(443.8)	(749.2)
Other underwriting expenses paid	(279.4)	(271.0)	(277.7)

Cash (outflow) inflow from underwriting	(343.6)	87.2	(22.9)
Investment income received	120.1	139.2	131.0
Interest expense paid	(25.6)	(26.0)	(37.1)
Income taxes paid	(153.3)	(99.5)	(76.9)

Cash (outflow) inflow from operations	$(402.4)	$100.9	$(5.9)

[1]	Net paid losses and LAE paid in 2008 are net of $302.5 million of proceeds from the commutation of a finite reinsurance contract.
The prolonged soft market conditions in which the insurance subsidiaries are currently operating have resulted in double digit percentage declines in premium volume in each of the last two years. In addition, the Company initiated actions in 2008 to eliminate unprofitable classes of business. The Company’s property business is declining most markedly; however, due to the short tail nature of the claims, it is expected that claim payments will also decline in the relative near term as the exposures run off. The Company’s casualty business (approximately 55% of total gross premiums written in 2009) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period. If premium receipts continue to decline and claim payments continue at historical norms, the Company is likely to have negative cash flow from operations in the near future.
Cash used in operations was $402.4 million as compared to cash provided from operations of $100.9 million in 2008, which included $302.5 million of proceeds from the commutation of a finite reinsurance contract. Excluding the commutation proceeds, cash outflow from operations was worse by $200.8 million. The unfavorable variance from prior year is primarily attributable to lower premium collections (related to the decline in premiums written), higher income tax payments which are substantially related to 2008 realized investment gains and lower investment income, affected by the negative cash flow experienced over the last two years. These unfavorable variances were partially offset by lower net paid losses and ALAE of $37.0 million (after adjusting for $302.5 million of commutation proceeds). The Company’s underwriting cash flows continue to be negative, reflecting declining premiums as a result of the continued soft market and recent underwriting actions in the face of steady or only marginally declining paid losses, ceded reinsurance costs and fixed operating expenses.
2008 cash outflow from operations of $201.6 million (excluding the aforementioned commutation proceeds) was $195.7 million worse than 2007. The unfavorable variance from 2007 was primarily attributable to lower premium collections and higher income tax payments related to realized investment gains.

During the fourth quarter of 2008 and the first quarter of 2009, the Company made significant purchases of fixed income and equity securities, when the Company determined that market price levels were attractive. In doing so, it reduced its historically high levels of cash, cash equivalents and short-term investments to lower levels. During the first quarter of 2009, the Company sold several municipal securities with a fair market value of approximately $146.2 million to third-parties and Fairfax affiliates to meet operating needs and restore its cash and short-term investments position to more normal levels. At December 31, 2009, the insurance subsidiaries held $311.8 million in highly liquid, short-term and other marketable securities to meet their operating needs and provide available cash in the event of unanticipated large claim payments. Management believes that the insurance subsidiaries have sufficient cash and short-term investments, that together with cash generated from future investing operations, will meet their operating liquidity needs.
The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, was approximately $4.0 billion at December 31, 2009 and 2008, of which $311.8 million and $709.8 million was held in cash, cash equivalents and short-term investments at December 31, 2009 and 2008, respectively. For detailed information on the Company’s investment portfolio, see Note 3 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased, although the Company invests, to a limited extent, in non-investment grade fixed income securities if market opportunities avail. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company holds a small amount of mortgage-backed securities (approximately 3% of the total investment portfolio of $4.0 billion), purchased at deep discounts to par. The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, which serve as economic hedges against declines in the fair value of the Company’s financial assets. Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. At December 31, 2009, there was no collateral held in the name of the Company as the fair value of the Company’s credit default swap portfolio had declined significantly through closing transactions and fair value changes. The Company believes that any credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($20.0 million at December 31, 2009), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.
At December 31, 2009 and 2008, 83.0% and 86.7%, respectively, of the Company’s fixed income securities were rated investment grade. The decline in investment grade securities was due in part to the sale of municipal securities with a fair market value of approximately $146.2 million in the first quarter of 2009 to third-parties and Fairfax affiliates to meet operating cash needs and restore the Company’s cash and short-term investments position to more normal levels as well as the purchase of approximately $19.8 million of non-investment grade mortgage-backed securities. Fixed income securities and cash and cash equivalents of $306.0 million and $431.9 million were on deposit with various state regulatory authorities at December 31, 2009 and 2008, respectively, as required by insurance laws.
The Company’s combined policyholders’ surplus and statutory operating leverage (the ratio of statutory net premiums written to end of year surplus) are summarized below:

	Years Ended December 31,
(dollars in millions)	2009		2008		2007
Combined policyholders’ surplus	$1,628.2		$1,410.6		$1,639.8
Statutory operating leverage	0.44	x	0.62	x	0.67	x
Statutory surplus is an important measure utilized by management, regulators and rating agencies to assess the Company’s ability to support its business operations. The increase in the Company’s statutory surplus in 2009 from 2008 is principally attributable to net unrealized capital gains of $199.4 million and statutory net income of $154.0 million, partially offset by dividends paid by the insurance companies to Crum & Forster Holdings Corp. of $138.4 million. The decrease in the Company’s statutory surplus in 2008 from 2007 is attributable to the payment of $511.3 million of dividends from the insurance subsidiaries to Crum & Forster Holdings Corp. and net unrealized capital losses of $224.2 million, partially offset by statutory net income of $484.0 million. The Company’s ratio of statutory net premiums written to surplus, a measure of operating leverage, improved in 2009 and, according to data from A.M. Best, was below the property and casualty commercial lines sector ratios for 2008, 2007 and 2006 of 0.8x, 0.8x and 0.9x, respectively.

Contractual Obligations
Estimates of future payments pursuant to the Company’s contractual obligations at December 31, 2009 are summarized as follows:

			2010 to	2012 to	2014 and
(dollars in millions)	Total	2009	2011	2013	beyond
Unpaid losses and LAE	$2,672.6	$723.4	$831.8	$419.0	$698.4
Long-term debt, including interest payments	521.9	25.6	51.2	51.2	393.9
Operating leases	76.2	12.8	18.5	13.0	31.9
Other long-term liabilities	42.0	2.1	10.3	12.0	17.6

Total contractual obligations	$3,312.7	$763.9	$911.8	$495.2	$1,141.8

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
Long-Term Debt, including Interest Payments
The Company has outstanding $330.0 million aggregate principal amount of 7-3/4% senior notes due 2017. Interest payments on such notes are approximately $25.6 million per year. For additional information on the Company’s senior notes, see Note 8 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “– Liquidity and Capital Resources—Holding Company”.
Operating Leases
The Company and its subsidiaries lease office space and equipment under long-term leases expiring through the year 2025. The amounts above represent the minimum contractual rentals for such operating leases at December 31, 2009. For more information on the Company’s operating leases, see Note 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Other Long-Term Liabilities
Included in other long-term liabilities are estimated payments under the Company’s long-term incentive plans totaling $30.6 million, expected contributions to postretirement benefit plans sponsored by the Company totaling $8.1 million and payments to former senior officers of the Company totaling $3.3 million.
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
Interest Rate Risk
At December 31, 2009, the fair value of Crum & Forster’s investment portfolio included approximately $1.8 billion of fixed income securities which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At December 31, 2009			At December 31, 2008
	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Securities	$ Change	% Change	Securities	$ Change	% Change
200 basis point decline	$2,114.9	$274.0	14.9%	$2,106.5	$339.2	19.2%
100 basis point decline	$1,975.0	$134.1	7.3%	$1,958.5	$191.2	10.8%
Base scenario	$1,840.9	—	—	$1,767.3	—	—
100 basis point increase	$1,687.2	$(153.7)	(8.4)%	$1,584.3	$(183.0)	(10.4)%
200 basis point increase	$1,518.5	$(322.4)	(17.5)%	$1,425.7	$(341.6)	(19.3)%
Credit Risk
Credit risk is the risk of loss resulting from the failure of a counterparty to honor its financial or contractual obligations to the Company. Credit risk arises predominantly with respect to investments in debt instruments, reinsurance recoverables, premiums receivable and balances due from counterparties to derivative contracts (primarily credit default swaps).
The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of December 31, 2009, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.
The credit default swaps are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur. The Company obtains broker-dealer quotes which are based on observable credit spreads for its credit default swaps. The Company assesses the reasonableness of the broker-dealer quotes by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition.
Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. At December 31, 2009, there was no collateral held in the name of the Company as the fair value of the Company’s credit default swap portfolio had reduced significantly through closing transactions and fair value changes. The Company believes that any credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($20.0 million and $49.1 million at December 31, 2009 and 2008, respectively), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.

The Company’s holdings of credit default swaps have declined significantly in 2009 relative to prior years, largely as a result of closing transactions and changes in fair value. In the latter part of 2008, the Company reviewed the financial objectives of its economic hedging program and decided not to replace closed credit default swaps based on: (i) the Company’s judgment that its exposure to elevated levels of credit risk had moderated and that its historical approaches to managing credit risk were satisfactory in mitigating the Company’s exposure to credit risk arising from its financial assets; (ii) the significant increase in the cost of purchasing credit protection; and (iii) the fact that the Company’s capital and liquidity had benefited from approximately $450 million in realized investment gains from credit default swaps since inception of the hedge program. As a result, the effects that credit default swaps as hedging instruments may be expected to have on the Company’s future financial position, liquidity and results of operations has diminished significantly relative to the effects in recent years. The Company may initiate new credit default swap contracts as a hedging mechanism in the future, but there can be no assurance that it will do so. At December 31, 2009, the Company owned $1.6 billion notional amount of credit default swaps with an average term to maturity of 2.3 years, an original cost of $21.6 million and a fair value of $20.0 million. At December 31, 2008, the Company owned $3.0 billion notional amount of credit default swaps with an average term to maturity of 3.1 years, an original cost of $42.5 million and a fair value of $138.8 million.
The following tables summarize the effect of the credit default swaps and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the years ended December 31, 2009 and 2008:

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
(dollars in millions)	Value	Value	Income	Earnings	Net Equity
Credit risk exposures:
Fixed income securities[1]	$1,753.1	$1,753.1	$131.6	$156.9	$288.5
Warrants	101.2	—	—	—	—
Premiums receivable	164.8	164.8	—	1.8	1.8
Reinsurance recoverable	892.7	892.7	—	(2.0)	(2.0)

Total credit risk exposure	$2,911.8	$2,810.6	131.6	156.7	288.3

Hedging instruments:
Credit default swaps	$1,570.4	$20.0	—	(9.2)	(9.2)
Eurodollar futures contracts	—	—	—	(0.3)	(0.3)

Total hedging instruments	$1,570.4	$20.0	—	(9.5)	(9.5)

Net exposure			$131.6	$147.2	$278.8

[1]	Excludes $87.8 million of U.S. government securities with a loss in other comprehensive income of $26.4 million and a realized gain of $1.1 million.
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the year ended December 31, 2009 was $177.4 million.

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
(dollars in millions)	Value	Value	Income	Earnings	Net Equity
Credit risk exposures:
Fixed income securities[1]	$1,597.9	$1,597.9	$38.7	$(91.2)	$(52.5)
Warrants	101.2	—	—	(5.9)	(5.9)
Premiums receivable	182.2	182.2	—	0.1	0.1
Reinsurance recoverable	968.2	968.2	—	(7.7)	(7.7)

Total credit risk exposure	$2,849.5	$2,748.3	38.7	(104.7)	(66.0)

Hedging instruments:
Credit default swaps	$3,044.3	$138.8	—	283.5	283.5
Eurodollar futures contracts	1,013.0	—	—	4.0	4.0

Total hedging instruments	$4,057.3	$138.8	—	287.5	287.5

Net exposure			$38.7	$182.8	$221.5

[1]	Excludes $169.4 million of U.S. government securities with a gain in other comprehensive income of $55.6 million and a realized gain of $139.2 million.

The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the year ended December 31, 2008 was $342.7 million.
In the normal course of effecting its economic hedging strategy with respect to credit risk, the Company expects that there may be periods where the notional value of the hedging instruments may exceed or be deficient relative to the exposure items being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge or due to the timing of opportunities related to the Company’s ability to exit and enter hedged or hedging items at attractive prices.
Equity Price Risk
At December 31, 2009, the Company’s investment portfolio included $1,726.4 million of equity securities comprised of $1,284.1 million of available-for-sale equity securities, $367.9 million of equity securities for which the Company has elected the fair value option and $74.4 million of equities owned by investment companies and similar equity method investees. This equity portfolio, which represented approximately 43.2% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $172.6 million in the fair value of the equity portfolio at December 31, 2009. At December 31, 2008, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $139.8 million.
During much of 2008 and immediately preceding years, the Company had been concerned about the valuation of worldwide equity markets, uncertainty resulting from credit issues in the U.S. and global economic conditions. As protection against a decline in equity markets, the Company held short positions in SPDRs and U.S. listed common stocks and equity index and equity total return swaps, referred to in the aggregate as equity hedges. The Company also in the past purchased S&P Index call options to limit the potential loss on its equity index total return swaps and SPDRs short positions and to provide general protection against the short position in common stocks. In the latter half of 2008, following significant declines in global equity markets, the Company reviewed the financial objectives of its hedging program and determined that elevated risks in the global equity markets had moderated and subsequently closed all of its equity hedge positions, realizing substantial gains. During the fourth quarter of 2008, the Company increased its investments in equities as a result of the opportunities presented by significant declines in the global equity markets. These additions to the investment portfolio, coupled with the significant appreciation in the value of the worldwide equity markets during 2009, resulted in a significant increase in the value of the Company’s equity holdings and, thus, to the exposure to future losses should the equity markets again suffer a significant decline in value. The Company continues to manage its exposure to market price fluctuations primarily through policies designed to monitor and limit individual issuer exposures and aggregate equity exposure. In addition, during the third quarter of 2009, the Company also entered into equity index total return swaps with a notional value of $452.3 million to protect a portion of its equity and equity related holdings against potential future declines in equity markets. The Company is required to post collateral equivalent to 6% of the notional value of the total return swaps at the time the swap is opened. These assets are recorded at fair value in assets pledged for derivatives on the consolidated balance sheets.
The following tables summarize the effect of equity risk hedging instruments and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the years ended December 31, 2009 and 2008:

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
(dollars in millions)	Value	Value	Income[1]	Earnings	Net Equity
Equity exposures:
Equity securities	$1,284.1	$1,284.1	$299.5	$(37.7)	$261.8
Investments at equity	167.3	167.3	1.2	55.6	56.8
Other invested assets	367.9	367.9	—	58.9	58.9

Total equity exposure	$1,819.3	$1,819.3	300.7	76.8	377.5

Hedging instruments:
Total return swaps	472.7	(1.9)	—	(22.3)	(22.3)

Total equity hedging instruments	$472.7	$(1.9)	—	(22.3)	(22.3)

Net equity exposure			$300.7	$54.5	$355.2

[1]	Excludes foreign currency translation gains of $0.5 million.

The net cash flow effect from disposals of the above equity exposures and related hedging instruments for the year ended December 31, 2009 was $1.2 million.

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive		Net
(dollars in millions)	Value	Value	Income[1]	Earnings	Equity
Equity exposures:
Equity securities	$1,020.2	$1,020.2	$(108.3)	$(187.5)	$(295.8)
Investments at equity	117.6	117.6	(22.3)	(53.5)	(75.8)
Other invested assets	273.9	273.9	—	(41.1)	(41.1)

Total equity exposure	$1,411.7	$1,411.7	(130.6)	(282.1)	(412.7)

Hedging instruments:
Total return swaps	—	—	—	362.1	362.1
S&P Index call options	—	—	—	(0.5)	(0.5)
SPDRs short-sales	—	—	—	65.5	65.5
Common stock short-sales	—	—	—	4.7	4.7

Total equity hedging instruments	$—	$—	—	431.8	431.8

Net equity exposure			$(130.6)	$149.7	$19.1

[1]	Excludes foreign currency translation losses of $1.6 million.
The net cash flow effect from disposals of the above equity exposures and related hedging instruments for the year ended December 31, 2008 was $481.7 million.
In the normal course of effecting its economic hedging strategy with respect to equity risk, the Company expects that there may be periods where the notional value of the hedging instruments may exceed or be deficient to the exposure items being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge or due to the timing of opportunities related to the Company’s ability to exit and enter hedged or hedging items at attractive prices.
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At December 31, 2009, the Company’s total exposure to foreign denominated securities in U.S. dollar terms was approximately $283.1 million, or 7.1%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The primary foreign currency exposures were in Hong Kong dollar and British pound denominated securities, which represented 2.5% and 0.7% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, respectively. The potential impact of a hypothetical 10% decline in each of the foreign currency exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $28.3 million at December 31, 2009. At December 31, 2008, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $29.5 million in the fair value of the total investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Crum & Forster Holdings Corp. (an indirect wholly-owned subsidiary of Fairfax Financial Holdings Limited) and Subsidiaries:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholder’s equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Crum & Forster Holdings Corp. and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
February 26, 2010

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	At December 31,
	2009	2008

ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $1,323,120 and $1,466,114 in 2009 and 2008, respectively)	$1,490,121	$1,533,334
Fixed income securities, held-for-trading, at fair value	321,359	233,998
Equity securities, available-for-sale, at fair value (cost of $1,070,577 and $1,106,098 in 2009 and 2008, respectively)	1,284,102	1,020,154
Investments at equity	167,331	117,586
Derivatives and other invested assets, at fair value	387,902	412,747
Short-term investments, at fair value	68,211	549,937

Total investments	3,719,026	3,867,756
Cash and cash equivalents	243,569	159,862
Assets pledged for derivatives	29,425	4,416
Accrued investment income	31,244	29,378
Premiums receivable	164,802	182,158
Reinsurance recoverable	686,277	759,028
Reinsurance recoverable from affiliates	206,420	209,189
Prepaid reinsurance premiums	25,330	28,995
Deferred income taxes	86,410	239,077
Deferred policy acquisition costs	45,740	52,705
Other assets	65,780	66,316

Total assets	$5,304,023	$5,598,880

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,672,605	$2,987,803
Unearned premiums	297,821	366,362
Funds held under reinsurance contracts	246,324	228,835
Accounts payable and other liabilities	151,038	417,669
Deferred income on retroactive reinsurance	106,394	121,277
Long-term debt	312,114	310,502

Total liabilities	3,786,296	4,432,448

Commitments and contingencies (Note 12)

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	256,859	(7,455)
Retained earnings	519,875	432,894

Total shareholder’s equity	1,517,727	1,166,432

Total liabilities and shareholder’s equity	$5,304,023	$5,598,880

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
REVENUES
Premiums earned	$781,282	$998,028	$1,186,144
Investment income	163,842	72,375	143,418
Net realized investment gains	149,984	531,879	234,085

Total revenues	1,095,108	1,602,282	1,563,647

EXPENSES
Losses and loss adjustment expenses	526,112	822,867	752,969
Policy acquisition costs	113,890	152,325	177,408
Other underwriting expenses	158,425	168,122	162,788
Interest expense	27,818	27,885	29,850
Costs related to early retirement of debt	—	392	21,187
Other expense	3,331	8,821	9,576

Total expenses	829,576	1,180,412	1,153,778

Income before income taxes and equity in earnings of investees	265,532	421,870	409,869
Income tax expense	63,630	88,603	139,987

Income before equity in earnings of investees	201,902	333,267	269,882
Equity in earnings (losses) of investees, net of tax	79	(461)	23,300

NET INCOME	$201,981	$332,806	$293,182

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
COMMON STOCK
Balance, beginning and end of year	$—	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of year	740,993	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Balance, beginning of year	(7,455)	44,479	(36,978)
Cumulative effect of adoption of ASC 820 and 825	—	(29,897)	—
Cumulative effect of adoption of ASC 815-15	—	—	(10,146)

Balance, beginning of year, after cumulative effect of adjustments	(7,455)	14,582	(47,124)
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	263,782	(23,586)	71,285
Foreign currency translation	322	(1,020)	19,236
Change in postretirement benefit costs not yet recognized in net income	210	2,569	1,082

Balance, end of year	256,859	(7,455)	44,479

RETAINED EARNINGS
Balance, beginning of year	432,894	507,987	389,040
Cumulative effect of adoption of ASC 820 and 825	—	86,101	—
Cumulative effect of adoption of ASC 815-15 and equity method investee adoption of ASC 740	—	—	9,465

Balance, beginning of year, after cumulative effect of adjustments	432,894	594,088	398,505
Net income	201,981	332,806	293,182
Dividends to shareholder	(115,000)	(494,000)	(183,700)

Balance, end of year	519,875	432,894	507,987

TOTAL SHAREHOLDER’S EQUITY	$1,517,727	$1,166,432	$1,293,459

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
NET INCOME	$201,981	$332,806	$293,182

Change in components of other comprehensive income (loss) for the year, before tax:
Unrealized investment gains (losses), net of transfers to realized investment gains and losses	405,818	(36,287)	109,638
Foreign currency translation	496	(1,569)	29,594
Postretirement benefit costs not yet recognized in net income	323	3,953	1,664

Other comprehensive income (loss) for the year before tax	406,637	(33,903)	140,896

Deferred income tax (expense) benefit for the year:
Deferred income tax (expense) benefit from unrealized investment gains and losses	(142,036)	12,701	(38,353)
Deferred income tax (expense) benefit from foreign currency translation	(174)	549	(10,358)
Deferred income tax expense from change in postretirement benefit costs not yet recognized in net income	(113)	(1,384)	(582)

Total deferred income tax (expense) benefit for the year	(142,323)	11,866	(49,293)

Other comprehensive income (loss) for the year, net of tax	264,314	(22,037)	91,603

COMPREHENSIVE INCOME	$466,295	$310,769	$384,785

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$201,981	$332,806	$293,182
Adjustments to reconcile net income to net cash from operating activities:
(Accretion of discount) amortization of premium on fixed income securities	(8,193)	103	(7,313)
Realized investment gains	(149,984)	(531,879)	(234,085)
Losses (earnings) of equity method investees, net of dividends	365	1,185	(30,528)
(Earnings) losses of investment companies and similar equity method investees	(53,187)	51,238	(12,985)
Loss on commutation	—	75,470	—
Depreciation and amortization	5,488	5,978	6,153
Deferred income tax expense (benefit)	10,344	(164,313)	143,814
Non-cash costs related to early retirement of debt	—	170	9,216
Other non-cash net income adjustments	785	15,692	9,313
Changes in:
Accrued investment income	(2,727)	8,013	(2,620)
Premiums receivable	19,180	31,430	37,426
Reinsurance recoverable	75,519	434,063	175,094
Prepaid reinsurance premiums	3,665	(7,147)	3,582
Deferred policy acquisition costs	6,965	19,577	11,682
Other assets	2,771	11,482	(6,128)
Unpaid losses and loss adjustment expenses	(315,198)	(188,558)	(193,043)
Unearned premiums	(68,541)	(119,729)	(90,091)
Accounts payable and other liabilities	(131,595)	125,301	(118,615)

Net cash (used in) provided by operating activities	(402,362)	100,882	(5,946)

INVESTING ACTIVITIES
Purchases of fixed income securities	(457,293)	(1,931,145)	(151,814)
Proceeds from sales of fixed income securities	488,870	2,360,186	211,461
Proceeds from maturities of fixed income securities	50,300	1,260	2,395
Purchases of equity securities	(351,786)	(672,716)	(254,035)
Proceeds from sales of equity securities	351,104	9,422	239,458
Net sales (purchases) of investments at equity	7,292	1,793	(20,483)
Purchases of derivatives and other invested assets	(35,050)	(14,632)	(23,383)
Proceeds from sales of derivatives and other invested assets	109,684	382,939	81,070
Purchases of short-term investments	(165,529)	(1,807,749)	(335,404)
Proceeds from sales and maturities of short-term investments	622,296	1,477,084	153,396
Net settlement of short-sale obligations	—	(649,517)	333,874
Net change in cash and cash equivalents held as collateral	4,416	730,540	(329,484)
Net settlement of total return swaps and Eurodollar futures contracts	(20,731)	366,085	—
Purchases of fixed assets	(2,504)	(2,604)	(1,875)

Net cash provided by (used in) investing activities	601,069	250,946	(94,824)

FINANCING ACTIVITIES
Dividends to shareholder	(115,000)	(335,202)	(128,825)
Repayment of 10 3/8% senior notes	—	(4,270)	(295,730)
Issuance of 7 3/4% senior notes	—	—	330,000
New debt issuance costs	—	—	(23,912)

Net cash used in financing activities	(115,000)	(339,472)	(118,467)

Net change in cash and cash equivalents	83,707	12,356	(219,237)
Cash and cash equivalents, beginning of year	159,862	147,506	366,743

Cash and cash equivalents, end of year	$243,569	$159,862	$147,506

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,575	$25,797	$24,907

Cash paid to parent for income taxes	$153,326	$99,514	$76,906

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
SUPPLEMENTAL NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Fixed income securities transferred to parent as payment for income taxes	$54,008	$—	$—

Note received as consideration for the sale of an investment in affiliate	$—	$248,066	$—

Note paid for the purchase of an investment in an affiliate	$—	$246,066	$—

In-kind dividend payment to parent in the form of fixed income securities	$—	$158,798	$—

Note received from parent in partial settlement of the Company’s tax net operating losses	$—	$—	$41,882

Note received from parent in settlement of the sale of a common stock investment	$—	$—	$12,993

In-kind dividend payment to parent representing cancellation of the aforementioned notes received in 2007	$—	$—	$54,875

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
1.	Organization and Basis of Presentation
Crum & Forster Holdings Corp. (the “Company” or “Crum & Forster”) is a Delaware holding company, which is 100% owned by Fairfax Inc., a Wyoming holding company. Fairfax Inc. is ultimately owned by Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, which is publicly traded on the Toronto Stock Exchange. The Company, through its subsidiaries, offers a full range of commercial property and casualty insurance distributed through an independent producer force located across the United States.
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
Certain amounts in the Company’s prior year consolidated financial statements have been reclassified to conform to the 2009 presentation.
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
For equity securities, unrealized losses that are deemed other than temporary are charged to earnings. For debt securities in an unrealized loss position, if the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery of its cost basis, the security is deemed other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company does not intend to sell a security and it is more likely than not that it will not be required to sell a security that it considers to be other than temporarily impaired before recovery of its cost basis, the other than temporary impairment is separated into its credit and non-credit components with the credit portion of the other than temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. At each reporting date and more frequently when conditions warrant, management reviews all available-for-sale securities with unrealized losses to determine whether an other than temporary decline in value exists and whether losses should be recognized in earnings rather than in accumulated other comprehensive income (loss). The process for determining whether a security is other than temporarily impaired requires judgment and involves analyzing many factors. These factors include but are not limited to (i) the length of time and extent to which the fair value has been less than its cost or amortized cost; (ii) the severity of the impairment; (iii) the cause of the impairment; (iv) the financial condition and near-term prospects of the issuer as well as specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; and (v) for fixed income securities, the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which in some cases, may extend to maturity, and for equity securities, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value in the near term.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those voluntarily designated as such by management pursuant to the fair value option under Accounting Standards Codification (“ASC”) 815-15, Derivatives and Hedging, Embedded Derivatives (“ASC 815-15”). These securities include convertible securities with embedded derivatives (which allow the Company to convert the fixed income securities to equity securities), mortgage-backed securities purchased at deep discounts to par and certain corporate fixed income securities. Held-for-trading securities are recorded at fair value in the consolidated balance sheets with changes in fair value recognized as realized investment gains and losses in the consolidated statements of income in the period in which they occur.
Short-term investments, which have an original maturity of greater than 90 days and less than twelve months, are carried at fair value.
Investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, are carried under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, (“ASC 323”) or at fair value in accordance with ASC 825, Financial Instruments (“ASC 825”). For all other investments, the Company determines if it exercises significant influence based upon its ownership of voting shares without consideration of the ownership interest of other Fairfax affiliates. Investments accounted for under the equity method of accounting are included as investments at equity on the consolidated balance sheets. The Company’s pro-rata share of earnings of equity method investees is recorded in the consolidated statements of income. Earnings of investment companies and similar equity method investees are reported in investment income and earnings of other equity method investees are reported as equity in earnings of investees, net of tax. The carrying value of investments at equity includes limited partnerships, and is based upon the Company’s share of net asset values of each investee, as determined by the general partner. Dividends from equity method investees reduce the carrying value of the investment. Investments that would have been subject to the equity method of accounting, but for which the Company has elected the fair value option under ASC 825, are included in derivatives and other invested assets on the consolidated balance sheets, with changes in fair value recorded as realized investment gains or losses in the period in which they occur.
Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.
Derivatives
The Company uses derivatives to mitigate financial risks arising principally from its investment holdings and receivables. Derivatives include credit default swaps, total return swaps and warrants, none of which is specifically designated or meets the requirements for hedge accounting. All derivative securities are recorded as either assets or liabilities on the consolidated balance sheets and are measured at fair value with changes in fair value recorded as realized investment gains or losses in the period in which they occur.
Cash collateral received from or paid to counterparties as security for derivative contract assets or liabilities, respectively, is included in assets or liabilities on the consolidated balance sheets. Securities received from counterparties as collateral are not recorded as assets. Securities delivered are reflected as assets pledged for derivatives on the consolidated balance sheets.
Cash and Cash Equivalents
The Company considers highly liquid investments, which have an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents on the balance sheet do not include cash pledged as security for the Company’s derivative securities and short-sale obligations.
Deferred Policy Acquisition Costs
Certain costs that vary with and are primarily related to the acquisition of new and renewal policies, consisting of commissions and premium taxes, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses on the related policies and estimated remaining costs of servicing the contracts. Realizability is determined without considering investment income.
Goodwill
Goodwill is subject to an assessment of impairment on an annual basis or more frequently under certain circumstances. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed followed by a measurement of the impairment, if any. Impairments are charged to earnings in the period in which the impairment occurs. The Company’s impairment tests in 2009 and 2008 resulted in a conclusion that no goodwill impairment had occurred. Goodwill in the amount of $7,311 is included in other assets on the consolidated balance sheets at December 31, 2009 and 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
For retroactive reinsurance contracts, the excess of reinsurance recoverable from reinsurers pursuant to the contracts over premiums paid for such reinsurance coverage is deferred and amortized as a reduction of losses and LAE over the expected period of recovery using the interest method.
Funds held under Reinsurance Contracts
Premiums withheld from reinsurers pursuant to reinsurance contracts are included in funds held under reinsurance contracts on the consolidated balance sheets. Interest accrues on these funds in accordance with the contract terms and is included as a reduction of investment income on the consolidated statements of income.
Income Taxes
The Company participates in tax sharing agreements that provide for the inclusion of the Company in the consolidated federal income tax returns of Fairfax Inc. (the “Fairfax Group”), as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Subject to these tax sharing agreements, every member of the Fairfax Group is severally liable for the federal income tax liabilities of the Fairfax Group and may be liable under similar rules for state income or franchise taxes of the entire group. Under the tax sharing agreements, Crum & Forster and its insurance subsidiaries make payments to Fairfax Inc. equal to the amounts of federal income taxes that each company would pay, subject to some adjustments, as if they each had filed their own separate federal income tax returns, as well as their shares of any state income or franchise taxes. Fairfax stands in the place of the Internal Revenue Service for administering federal income tax payments, including the requirement to honor all valid tax elections. Under a separate tax sharing agreement, between Crum & Forster Holdings Corp. and Fairfax Inc., the Company and its subsidiaries are permitted to file federal income tax returns on a consolidated basis for tax sharing purposes. The agreement provides that all tax sharing payments otherwise payable directly to Fairfax from the Company’s subsidiaries be paid instead to Crum & Forster Holdings Corp., where they are netted against holding company losses before being remitted as net tax sharing to Fairfax.
Deferred income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to unpaid losses and LAE, deferred income on retroactive reinsurance, unrealized net appreciation of investments and certain realized investment gains and losses, deferred policy acquisition costs and employee benefit plans. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion of, the benefits related to deferred tax assets will not be realized. As of December 31, 2009 and 2008, a valuation allowance was not required. The Company has elected to recognize accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. The Company did not record any liability for uncertain tax positions, interest or penalties in 2009 or 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Premiums
Insurance and reinsurance premiums are earned ratably over the terms of the related policies. Unearned premium reserves are established for the unexpired portion of policy premiums. Premiums are accrued for retrospectively rated policies and on policies subject to audit based on estimates throughout the contract or policy term. The reserve for uncollectible premiums includes both specific allowances for probable uncollectible amounts and a non-specific reserve determined principally on the basis of past collection experience. At December 31, 2009 and 2008, the reserve for uncollectible premiums was $17,500 and $20,191, respectively.
Foreign Currency
Financial statements of foreign investees accounted for using the equity method are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters (“ASC 830”). Under ASC 830, investments in entities accounted for under the equity method are translated into U.S. dollars at the rate of exchange in effect at the date of the transaction and related equity earnings are translated at the average rate in effect during the period. At each balance sheet date, the carrying amounts are translated into U.S. dollars at the rate in effect at the balance sheet date and any translation gains or losses are recorded in other comprehensive income.
Accumulated Other Comprehensive Income (Loss), Net of Tax
Accumulated other comprehensive income or loss includes unrealized investment gains and losses on the Company’s available-for-sale fixed income and equity securities, foreign currency translation gains and losses arising from the translation of financial statements of equity method investees denominated in foreign currencies and adjustments to recognize any change in defined benefit postretirement plan costs not yet recognized in net income. At December 31, 2009 and 2008, included in accumulated other comprehensive income (loss) were unrealized investment gains (losses) of $252,946 and $(10,836), net of tax, respectively, foreign currency translation gains (losses) of $107 and $(215), net of tax, respectively, and defined benefit postretirement plan gains of $3,806 and $3,596, net of tax, respectively.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
ASU 2010-06. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements, (“ASU 2010-06”) which amends previous guidance provided under ASC 820 to add new requirements for disclosures about investment transfers into and out of Levels 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 investments. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the provisions of ASU 2010-06 effective December 31, 2009 and has provided the additional disclosures in Note 4 to the consolidated financial statements.
ASC 105. In June 2009, the FASB issued guidance under ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC, which apply only to SEC registrants. The Codification was effective for interim and annual financial reporting periods ending after September 15, 2009 and does not change or alter existing GAAP but changes the way in which GAAP is referenced in the Company’s financial statements. The Company adopted the Codification during the third quarter of 2009 and technical references to GAAP in this report are provided under the new Codification structure.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
ASC 320. In April 2009, the FASB issued guidance under ASC 320, Investments — Debt and Equity Securities (“ASC 320”), which amends previous other than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt securities in the financial statements. The guidance requires that if the Company intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position prior to recovery of its cost basis, the security is other than temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. If the Company does not intend to sell a security and it is more likely than not that it will not be required to sell a security that it considers to be other than temporarily impaired before recovery of its cost basis, the other than temporary impairment is separated into its credit and non-credit components with the credit portion of the other than temporary impairment recognized as a loss through earnings and the non-credit portion recognized in other comprehensive income. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 320 effective April 1, 2009 and the adoption did not affect the Company’s financial position or results of operations. ASC 320 requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the non-credit component of a previously recognized other than temporary impairment on debt securities which are still held as investments at the date of adoption, from retained earnings to accumulated other comprehensive income. The Company reviewed other than temporary impairments it had previously recorded through earnings on fixed income securities held at April 1, 2009, which were $10,855, and determined that all of these other than temporary impairments were related to specific credit losses as the issuers had filed for bankruptcy and were in default of interest payments, resulting in no cumulative effect adjustment to opening retained earnings or accumulated other comprehensive income as of April 1, 2009.
ASC 820. In April 2009, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides additional guidance on estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. The guidance addresses the factors that determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to the normal market activity. Under this guidance, if the Company determines that the volume and level of activity has significantly decreased and transactions are not orderly, further analysis is required and significant adjustments to the quoted prices or transactions may be needed. The Company adopted ASC 820 effective April 1, 2009 and the adoption did not have an impact on the Company’s financial position or results of operations.
In September 2006, the FASB issued guidance under ASC 820, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The guidance also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques. The Company adopted the guidance under ASC 820 effective January 1, 2008 and concurrent with the adoption established a policy for those securities measured on the basis of bid-ask prices to use the bid price for long positions (assets), which reflects the highest price that a buyer is willing to pay for an asset, and the ask price for short positions (liabilities), which represents the lowest price a seller is willing to accept for an asset. Prior to adoption the Company used a market price within the bid-ask spread. The Company recorded a cumulative adjustment of $1,859, net of tax, to opening shareholder’s equity as of January 1, 2008 (comprised of a reduction of $521 to opening accumulated other comprehensive income and a reduction of $1,338 to opening retained earnings). In October 2008, the FASB issued further guidance under ASC 820, which clarified the guidance for the application of fair value measurements for financial assets in inactive or distressed markets. The guidance was effective upon issuance and its adoption did not impact the Company’s financial position or results of operations.
ASC 825. In April 2009, the FASB issued guidance under ASC 825, which amends previous guidance to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods and also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. The Company adopted ASC 825 effective April 1, 2009 and the adoption did not have an impact on the Company’s financial position or results of operations, but resulted in additional disclosures which have been made in Note 4 to the consolidated financial statements.
In February 2007, the FASB issued guidance under ASC 825, which provides a fair value option to measure many financial instruments and certain other items at fair value primarily on an instrument-by-instrument basis, that are not otherwise accounted for at fair value under other accounting standards. The irrevocable election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial instrument. Subsequent changes in fair value are recorded through earnings. Additionally, ASC 825 allows for a one-time election for existing eligible financial instruments upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted the fair value option guidance under ASC 825 effective January 1, 2008 and upon adoption, elected the fair value option for its investment in Northbridge Financial Corporation (“Northbridge”), an affiliated company traded on the Toronto Stock Exchange, which was previously accounted for under the equity method of accounting. Subsequently, the Company also elected the fair value option for its investments in Advent Capital (Holdings) PLC (“Advent”), an affiliated company traded on the Alternative Investment Market of the London Stock Exchange, and Odyssey Re Holdings Corp. (“Odyssey”), an affiliated company traded on the New York Stock Exchange, both of which would otherwise have been subject to the equity method of accounting as they are subsidiaries of Fairfax.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a publicly quoted market price. Since Northbridge, Advent and Odyssey were traded on public stock exchanges at the time of the fair value option election, their traded price was considered to be a better indicator of value than carrying value under the equity method of accounting. During the fourth quarter of 2009, Fairfax and its affiliates purchased additional shares of Advent and Odyssey, bringing Fairfax’s ownership in each company to 100%. As a result, Advent and Odyssey are no longer traded on public stock exchanges and the Company now values these investments using internally developed valuation models. For further details, see Note 4 to the consolidated financial statements.
Upon adoption of the fair value option guidance under ASC 825, the Company recorded a cumulative adjustment of $89,328 to derivatives and other invested assets, a deferred tax liability of $31,265 and a $58,063 adjustment (comprised of a reduction of $29,376 to opening accumulated other comprehensive income and an increase of $87,439 to opening retained earnings), net of tax, to shareholder’s equity as of January 1, 2008.
The Company’s investment in Advent became subject to the equity method of accounting during the third quarter of 2008 as a result of Fairfax gaining majority ownership of Advent. Upon election of the fair value option for Advent, the Company recorded a realized loss of $5,945 on the consolidated statement of income and an unrealized gain of the same amount in other comprehensive income, for the year ended December 31, 2008, which represents the reclassification of the cumulative change in fair value previously recorded in accumulated other comprehensive income.
The Company’s investments in Odyssey include investments in Odyssey common and preferred stock. Upon election of the fair value option guidance for Odyssey preferred stock (concurrent with the acquisition and fair value option election for Odyssey common stock in December 2008), the Company recorded a realized loss of $2,350 on the consolidated statement of income and an unrealized gain of the same amount in other comprehensive income, which represents the reclassification of the cumulative change in fair value previously recorded in accumulated other comprehensive income.
ASC 815. In March 2008, the FASB issued guidance under ASC 815, Derivatives and Hedging (“ASC 815”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted ASC 815 effective January 1, 2009, which did not affect the Company’s financial position or results of operations; however, the Company has expanded its disclosures regarding the effects of hedging activities.
In February 2006, the FASB issued guidance under ASC 815-15, which applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The guidance established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments requiring bifurcation and permits an election for fair value measurement of any hybrid financial instrument that otherwise would require bifurcation under GAAP accounting for derivative securities. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and to new instruments on a prospective basis. The Company adopted the guidance effective January 1, 2007 and as a result of the adoption, no longer bifurcates embedded derivatives included in certain fixed income or equity securities, and, beginning January 1, 2007, changes in the fair value of such securities are recorded as realized investment gains or losses in the consolidated statements of income. Prior to adoption, changes in fair value of the host instrument were recorded as unrealized investment gains and losses as a component of shareholder’s equity, while changes in the fair value of the embedded derivatives were recorded as realized investment gains and losses. Upon adoption of the guidance under ASC 815-15, the Company recorded a cumulative adjustment of $10,146, net of tax, to reclassify unrealized investment gains to opening retained earnings.
ASC 740. In June 2006, the FASB issued an interpretation under ASC 740, Income Taxes (“ASC 740”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. Specifically, the interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. Although the adoption of this guidance did not have a direct impact on the Company’s results of operations or financial position, adoption of the guidance by one of the Company’s equity method investees resulted in the Company recording a charge of $681, net of tax, to opening retained earnings in 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Accounting Pronouncements Not Yet Adopted
ASU 2009-17. In June 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises with Variable Interest Entities, (“ASU 2009-17”), which amends previous guidance under ASC 810, Consolidation (“ASC 810”). The guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity. It also requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in fact and circumstances occur and ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. ASC 810 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of the adoption of ASC 810, but does not expect adoption to have a material impact on its financial position or results of operations.
3.	Investments
The aggregate carrying value of the Company’s investment portfolio was $3,992,020 and $4,032,034 at December 31, 2009 and 2008, respectively, and is comprised of available-for-sale securities, held-for-trading securities, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives.
Available-For-Sale Securities
Investments in available-for-sale fixed income and equity securities are summarized below:

	At December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$81,282	$6,945	$462	$87,765
States, municipalities and political subdivisions[1]	1,185,380	151,498	7,914	1,328,964
Other corporate	80,483	22,334	—	102,817

Total fixed income securities	1,347,145	180,777	8,376	1,519,546
Equity securities — common stocks	1,070,577	214,304	779	1,284,102

Total available-for-sale securities	$2,417,722	$395,081	$9,155	$2,803,648

[1]	Includes assets pledged for derivatives at a fair value of $29,425 (amortized cost of $24,025).
Included in equity securities at December 31, 2009 are certain holdings which represent over 10% of shareholder’s equity at that date as follows: (i) a $177,316 investment in Dell Inc. common stock, which represents 11.7% of shareholder’s equity; (ii) a $168,564 investment in Johnson & Johnson common stock, which represents 11.1% of shareholder’s equity; and (iii) a $162,617 investment in Wells Fargo & Company common stock, which represents 10.7% of shareholder’s equity.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Included in equity securities at December 31, 2008 is a $156,642 investment in Johnson & Johnson common stock, which represents 13.4% of shareholder’s equity at that date.
The amortized cost and fair value of available-for-sale fixed income securities by contractual maturity are summarized below. Actual maturities may differ from maturities shown below due to the existence of call features.

	At December 31, 2009
	Amortized Cost	Fair Value
Due in one year or less	$680	$681
Due after one year through five years	1,727	2,690
Due after five years through ten years	34,815	39,760
Due after ten years through twenty years	140,384	157,470
Due after twenty years	1,169,539	1,318,945

Total fixed income securities	$1,347,145	$1,519,546

Changes in net unrealized investment gains and losses, net of transfers to realized investment gains and losses, and the related tax effects, are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Fixed income securities	$105,181	$94,292	$97,148
Equity securities	299,469	(108,311)	(3,670)
Other, primarily investments at equity	1,168	(22,268)	16,160

Change in unrealized investment gains and losses, net of transfers to realized investment gains and losses, before income taxes[1]	405,818	(36,287)	109,638
Deferred income taxes	(142,036)	12,701	(38,353)

Net change in unrealized investment gains and losses, net of transfers to realized investment gains and losses	$263,782	$(23,586)	$71,285

[1]	The amounts are net of transfers to realized investment gains and losses of $72,863, $54,520 and $21,904 in 2009, 2008 and 2007, respectively.
The Company holds significant investments in equities and equity related securities. The market values and liquidity of these investments are volatile and may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. Certain individual available-for-sale securities had gross unrealized losses at December 31, 2009 totaling $9,155, which represented 4.8% of the cost or amortized cost of such securities in the aggregate, of which $8,376 was attributed to fixed income securities and $779 was attributed to equity securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The number of continuous months in which securities in an unrealized loss position at December 31, 2009 were in such a position is summarized as follows:

	December 31, 2009			December 31, 2008
			Number			Number
	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities
Fixed income securities:
Investment grade:
U.S. government and government agencies and authorities:
6 months or less	$11,284	$462	3	$—	$—	—

States, municipalities and political subdivisions:
6 months or less	134,841	7,873	8	385,140	16,865	27
7 – 12 months	—	—	—	15,462	1,132	3
Greater than 12 months	518	41	1	—	—	—

	135,359	7,914	9	400,602	17,997	30

Non-investment grade, other corporate:
6 months or less	—	—	—	36,100	4,495	1

Total fixed income securities	146,643	8,376	12	436,702	22,492	31

Equity securities:
6 months or less	5,678	646	2	519,602	115,366	14
7 – 12 months	21,439	133	1	—	—	—

Total equity securities	27,117	779	3	519,602	115,366	14

Total securities in an unrealized loss position	$173,760	$9,155	15	$956,304	$137,858	45

The majority of the gross unrealized losses of $9,155 in the investment portfolio at December 31, 2009 are attributable to investment grade municipal bonds, none of which had a loss that exceeded 10% of its cost at that date. Management has determined that the unrealized losses on its fixed income securities at December 31, 2009 are principally attributable to changes in interest rates and that the Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell these securities before recovery of their cost bases.
For the year ended December 31, 2009, other than temporary impairment charges were $110,814, of which $3,507 was in respect of fixed income securities, all of which was credit related, and the remaining $107,307 was due to write downs of equity securities. There were no fixed income losses for which a portion of the other than temporary impairment has been recognized in accumulated other comprehensive income. For the year ended December 31, 2008, the Company recorded other than temporary impairment charges of $194,670, of which $4,365 was in respect of fixed income securities and $190,305 was due to write downs of equity securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The fair value by contractual maturity of the Company’s fixed income securities in an unrealized loss position is summarized as follows:

	At December 31, 2009
		Unrealized
	Fair Value	Loss
Due in one year or less	$—	$—
Due after one through five years	—	—
Due after five through ten years	623	(44)
Due after ten years through twenty years	19,223	(850)
Due after twenty years	126,797	(7,482)

Total fixed income securities in an unrealized loss position	$146,643	$(8,376)

Fixed Income Securities, Designated as Held-For-Trading
Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those designated as such by management pursuant to the fair value option under ASC 815-15. These securities, which are recorded at fair value on the consolidated balance sheets, include convertible securities with embedded derivatives, mortgage-backed securities purchased at deep discounts to par and certain corporate fixed income securities. Changes in fair value of held-for-trading securities (including gains or losses on disposal), are recognized as realized investment gains and losses in the consolidated statements of income in the period in which they occur and amounted to gains (losses) of $74,976, $(90,891) and $(30,904) for the years ended December 31, 2009, 2008 and 2007, respectively. The fair values of these securities were $321,359 and $233,998 at December 31, 2009 and 2008, respectively.
Included in held-for-trading securities are two convertible securities issued by Level 3 Communications, Inc. with a combined value of $145,714 which together with an investment in Level 3 Communications, Inc. common stock of $36,828 represented 12.0% of shareholder’s equity at December 31, 2009 (12.8% at December 31, 2008).
Investments at Equity
Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. These investments consist of equity interests of between approximately 1% and 47% at December 31, 2009, with a total carrying value of $167,331 and $117,586 at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, total earnings (losses) of investments at equity were $53,308, $(51,947) and $48,831, respectively. Earnings (losses) of investment companies and similar equity method investees of $53,187, $(51,238) and $12,985 in 2009, 2008 and 2007, respectively, are included in investment income on the consolidated statements of income. Pre-tax earnings (losses) of other equity method investees of $121, $(709) and $35,846 in 2009, 2008 and 2007, respectively, are included in equity in earnings of investees, net of tax, on the consolidated statements of income. Dividends received from other equity method investees were $486, $475 and $5,318 in 2009, 2008 and 2007, respectively.
The Company’s aggregate share of its equity investees’ balance sheets, which includes its share of those investees accounted for under the fair value option pursuant to ASC 825, had they been accounted for under the equity method, is summarized as follows:

	At December 31,
	2009	2008
Cash and investments	$1,057,406	$832,936
Total assets	$1,290,825	$1,015,502
Total liabilities	$788,967	$674,362
Shareholders’ equity or partners’ capital[1]	$501,858	$341,140

[1]
The difference between the Company’s aggregate share of shareholders’ equity or partners’ capital and the carrying value on the consolidated balance sheets is primarily due to mark-to-market adjustments for changes in fair value of equity investments for which the Company has elected the fair value option.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The Company’s aggregate share of its equity investees’ statements of income, which includes its share of income of those investees accounted for under the fair value provisions of ASC 825, had they been accounted for under the equity method, is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Total revenues	$312,452	$191,205	$217,052
Total expenses	$210,243	$200,906	$150,715
Net income (loss)	$91,311	$(22,664)	$48,831
Derivatives and Other Invested Assets
Derivative Securities and Short-Sale Obligations
The Company’s derivative securities are principally comprised of credit default swaps and total return swaps, none of which are designated as hedges, and are included in derivatives and other invested assets or accounts payable and other liabilities on the consolidated balance sheets at fair value. Changes in fair value of derivative securities are included in realized investment gains and losses on the consolidated statements of income in the period in which they occur.
The following table summarizes the Company’s derivative securities at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
			Fair Value			Fair Value
	Notional		Asset/	Notional		Asset/
	Amount	Cost	(Liability)	Amount	Cost	(Liability
Credit default swaps	$1,570,393	$21,624	$20,027	$3,044,313	$42,477	$138,830
Total return swaps	472,706	—	(1,917)	—	—	—
Other derivatives[1]	101,201	10,225	—	1,114,201	10,225	—

[1]	At December 31, 2009, other derivatives are comprised of warrants. At December 31, 2008, other derivatives are comprised of warrants and Eurodollar futures contracts.
Credit Default Swaps
The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of December 31, 2009, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.
The credit default swaps are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur. The Company obtains broker-dealer quotes which are based on observable credit spreads for its credit default swaps. The Company assesses the reasonableness of the broker-dealer quotes by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Counterparties to the credit default swaps expose the Company to credit risk in the event of non-performance, which the Company endeavors to limit through the terms of agreements negotiated with the counterparties. Pursuant to the swap agreements, the counterparties are required to pledge cash or U.S. Treasury securities as collateral, in the event that appreciation in the fair value of the credit default swaps meets certain thresholds. At December 31, 2009, there was no collateral held in the name of the Company as the fair value of the Company’s credit default swap portfolio had declined significantly through closing transactions and changes in fair value. The Company believes that any credit risk exposure, represented by the uncollateralized fair value of the credit default swaps ($20,027 and $49,114 at December 31, 2009 and 2008, respectively), is low given the diversification among the various counterparties. The Company funds all its obligations relating to the credit default swaps through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.
The Company’s holdings of credit default swaps have declined significantly in 2009 relative to prior years, largely as a result of closing transactions and changes in fair value. In the latter part of 2008, the Company reviewed the financial objectives of its economic hedging program and decided not to replace closed credit default swaps based on: (i) the Company’s judgment that its exposure to elevated levels of credit risk had moderated and that its historical approaches to managing credit risk were satisfactory in mitigating the Company’s exposure to credit risk arising from its financial assets; (ii) the significant increase in the cost of purchasing credit protection; and (iii) the fact that the Company’s capital and liquidity had benefited from approximately $450 million in realized investment gains from credit default swaps since inception of the hedge program. As a result, the effect that credit default swaps as hedging instruments may be expected to have on the Company’s future financial position, liquidity and results of operations has diminished significantly relative to recent years. The Company may initiate new credit default swap contracts as a hedging mechanism in the future, but there can be no assurance that it will do so.
At December 31, 2009, the credit default swap portfolio had an average term to expiry of 2.3 years. A maturity analysis of the credit default swaps at December 31, 2009 follows:

	Notional
	Amount	Fair Value
Expiring in one year or less	$702,591	$1,277
Expiring after 1 year through 5 years	867,802	18,750

	$1,570,393	$20,027

The following tables summarize the effect of the credit default swaps and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the years ended December 31, 2009 and 2008:

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
	Value	Value	Income	Earnings	Net Equity
Credit risk exposures:
Fixed income securities[1]	$1,753,140	$1,753,140	$131,576	$156,916	$288,492
Warrants	101,201	—	—	—	—
Premiums receivable	164,802	164,802	—	1,823	1,823
Reinsurance recoverable	892,697	892,697	—	(2,000)	(2,000)

Total credit risk exposure	$2,911,840	$2,810,639	131,576	156,739	288,315

Hedging instruments:
Credit default swaps	$1,570,393	$20,027	—	(9,143)	(9,143)
Eurodollar futures contracts	—	—	—	(344)	(344)

Total hedging instruments	$1,570,393	$20,027	—	(9,487)	(9,487)

Net exposure			$131,576	$147,252	$278,828

[1]	Excludes $87,765 of U.S. government securities with a loss in other comprehensive income of $26,395 and a realized gain of $1,066.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the year ended December 31, 2009 was $177,366.

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
	Value	Value	Income	Earnings	Net Equity
Credit risk exposures:
Fixed income securities[1]	$1,597,902	$1,597,902	$38,728	$(91,201)	$(52,473)
Warrants	101,201	—	—	(5,902)	(5,902)
Premiums receivable	182,158	182,158	—	100	100
Reinsurance recoverable	968,217	968,217	—	(7,700)	(7,700)

Total credit risk exposure	$2,849,478	$2,748,277	38,728	(104,703)	(65,975)

Hedging instruments:
Credit default swaps	$3,044,313	$138,830	—	283,456	283,456
Eurodollar futures contracts	1,013,000	—	—	4,028	4,028

Total hedging instruments	$4,057,313	$138,830	—	287,484	287,484

Net exposure			$38,728	$182,781	$221,509

[1]	Excludes $169,430 of U.S. government securities with a gain in other comprehensive income of $55,564 and realized gain of $139,163.
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the year ended December 31, 2008 was $342,705.
In the normal course of effecting its economic hedging strategy with respect to credit risk, the Company expects that there may be periods where the notional value of the hedging instruments may exceed or be deficient relative to the exposure items being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge or due to the timing of opportunities related to the Company’s ability to exit and enter hedged or hedging items at attractive prices.
Total Return Swaps and Short-Sales
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
During the third quarter of 2009, as a result of the rapid increase in the valuation level of worldwide equity markets, the Company once again decided to protect a portion of its equity and equity related holdings against a decline in equity markets and entered into equity index total return swaps with a notional value of $452,319. These total return swaps contain contractual reset provisions requiring counterparties to cash-settle on a monthly basis any market value movements arising since the prior settlement. Any cash paid to settle unfavorable market value changes and, conversely, any cash received in settlement of favorable market value changes are recognized as realized investment gains and losses on the consolidated statements of income in the period in which they occur. To the extent that a contractual reset date of a contract does not correspond to the balance sheet date, the Company records additional net realized investment gains or losses on the consolidated statements of income to adjust the carrying value of the derivative asset or liability associated with each total return swap contract to reflect its fair value at the balance sheet date. The total return swaps were in a loss position at December 31, 2009 and are recorded in accounts payable and other liabilities on the consolidated balance sheet.
The Company is required to post collateral equivalent to 6% of the notional value of the total return swaps at the time the swap is opened. These assets are recorded at fair value in assets pledged for derivatives on the consolidated balance sheets. At December 31, 2009, the fair value of the collateral posted, in the form of municipal bonds, was $29,425.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The following tables summarize the effect of equity risk hedging instruments and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the years ended December 31, 2009 and 2008:

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
	Value	Value	Income[1]	Earnings	Net Equity
Equity exposures:
Equity securities	$1,284,102	$1,284,102	$299,469	$(37,667)	$261,802
Investments at equity	167,331	167,331	1,168	55,605	56,773
Other invested assets	367,875	367,875	—	58,908	58,908

Total equity exposure	$1,819,308	$1,819,308	300,637	76,846	377,483

Hedging instruments:
Total return swaps	472,706	(1,917)	—	(22,304)	(22,304)

Total equity hedging instruments	$472,706	$(1,917)	—	(22,304)	(22,304)

Net equity exposure			$300,637	$54,542	$355,179

[1]	Excludes foreign currency translation gains of $496.
The net cash flow effect from disposals of the above equity exposures and related hedging instruments for the year ended December 31, 2009 was $1,203.

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
	Value	Value	Income[1]	Earnings	Net Equity
Equity exposures:
Equity securities	$1,020,154	$1,020,154	$(108,311)	$(187,491)	$(295,802)
Investments at equity	117,586	117,586	(22,268)	(53,497)	(75,765)
Other invested assets	273,917	273,917	—	(41,134)	(41,134)

Total equity exposure	$1,411,657	$1,411,657	(130,579)	(282,122)	(412,701)

Hedging instruments:
Total return swaps	—	—	—	362,059	362,059
S&P Index call options	—	—	—	(499)	(499)
SPDRs short-sales	—	—	—	65,506	65,506
Common stock short-sales	—	—	—	4,749	4,749

Total equity hedging instruments	$—	$—	—	431,815	431,815

Net equity exposure			$(130,579)	$149,693	$19,114

[1]	Excludes foreign currency translation losses of $1,569.
The net cash flow effect from disposals of the above equity exposures and related hedging instruments for the year ended December 31, 2008 was $481,736.
In the normal course of effecting its economic hedging strategy with respect to equity risk, the Company expects that there may be periods where the notional value of the hedging instruments may exceed or be deficient relative to the exposure items being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge or due to the timing of opportunities related to the Company’s ability to exit and enter hedged or hedging items at attractive prices.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Other Derivatives
The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time. Warrants are recorded in derivatives and other invested assets at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur.
The following table summarizes the changes in fair value of the Company’s derivative securities and short positions included in net realized investment gains in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Credit default swaps	$(9,143)	$283,456	$229,739
Total return swaps	(22,304)	362,059	—
SPDRs short-sales	—	65,506	(11,118)
Common stocks short-sales	—	4,749	26,498
Other[1]	(344)	(2,373)	1,532

Total net realized investment (losses) gains	$(31,791)	$713,397	$246,651

[1]	Other includes warrants, Eurodollar futures contracts and S&P Index call options.
Further analysis of the 2009, 2008 and 2007 net realized investment gains is set forth in the tables below. The net realized investment gains or losses on disposal represent inception to date gains or losses:

	Year Ended December 31, 2009
	Credit	Total
	Default	Return	Other
	Swaps[1]	Swaps	Derivatives	Total
Realized investment gains (losses) on disposal	$88,807	$(20,387)	$(343)	$68,077
Reversal of mark-to-market gains recognized in prior periods	(60,119)	—	—	(60,119)
Mark-to-market (losses) gains recognized in period	(37,831)	(1,917)	(1)	(39,749)

Net realized investment (losses) gains	$(9,143)	$(22,304)	$(344)	$(31,791)

[1]	During the year ended December 31, 2009, the Company sold credit default swaps with a cost of $20,853 and notional amount of $1,387,500 for proceeds of $109,660.

	Year Ended December 31, 2008
	Credit	Total		Common
	Default	Return	SPDRs	Stock Short-	Other
	Swaps[1]	Swaps	Short-Sales	Sales	Derivatives	Total
Realized investment gains (losses) on disposal	$336,626	$362,059	$(22,523)	$5,116	$2,019	$683,297
Reversal of mark-to-market (gains) losses recognized in prior periods on current period disposals	(130,866)	—	88,029	(367)	1,555	(41,649)
Mark-to-market gains (losses) recognized in period	77,696	—	—	—	(5,947)	71,749

Net realized investment gains (losses)	$283,456	$362,059	$65,506	$4,749	$(2,373)	$713,397

[1]	During the year ended December 31, 2008, the Company sold credit default swaps with a cost of $46,652 and notional amount of $2,154,472 for proceeds of$383,278.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	Year Ended December 31, 2007
	Credit	Total	SPDRs	Common
	Default	Return	Short-	Stock Short-	Other
	Swaps[1]	Swaps	Sales	Sales	Derivatives	Total
Realized investment gains (losses) on disposal	$19,296	$—	$—	$26,454	$12,637	$58,387
Reversal of mark-to-market (gains) losses recognized in prior periods on current period disposals	2,263	—	—	(326)	(5,808)	(3,871)
Mark-to-market gains (losses) recognized in period	208,180	—	(11,118)	370	(5,297)	192,135

Net realized investment gains (losses)	$229,739	$—	$(11,118)	$26,498	$1,532	$246,651

[1]	During the year ended December 31, 2007, the Company sold credit default swaps with a cost of $3,104 and notional amount of $121,290 for proceeds of $22,400.
Other Invested Assets
At December 31, 2009, other invested assets include the Company’s investments in Advent and Odyssey, which are equity investments for which the Company has elected the fair value option, and a convertible preferred security that has been designated as held-for-trading. Changes in fair value of other invested assets are recognized as realized investment gains and losses in the consolidated statements of income in the period in which they occur and amounted to gains (losses) of $58,908, $(41,134) and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. Other invested assets had a carrying value of $367,875 and $273,917 at December 31, 2009 and 2008, respectively.
Investments in Related Parties
Investments in related parties are summarized as follows:

					Ownership Percentage at
	At December 31, 2009		At December 31, 2008		December 31, 2009
		Carrying		Carrying	Crum &
	Cost	Value	Cost	Value	Forster	Fairfax
Equity securities:
International Coal Group, Inc.	$34,618	$41,875	$—	$—	6.3%	26.1%
Alliance Insurance Company	$21,572	$21,440	$21,572	$21,440	20.0%	20.0%
Arab Orient Insurance Company	$6,582	$6,582	$11,277	$8,848	21.9%	21.9%
Investments at equity:
HWIC Asia Fund	$35,228	$85,685	$35,228	$57,313	31.7%	98.9%
Dalton Greater China Fund	$13,266	$15,214	$13,266	$7,893	46.4%	77.6%
TRG Holding Corporation	$5,025	$8,090	$5,025	$8,091	1.4%	100.0%
Rutland Fund A	$4,666	$2,448	$4,676	$4,036	12.7%	25.4%
Ivy Realty Fund II, L.P.	$1,277	$874	$1,169	$1,118	11.3%	22.6%
Other invested assets:
Odyssey common shares	$246,066	$305,818	$246,066	$256,570	8.8%	100.0%
Odyssey preferred shares	$8,090	$7,964	$8,090	$5,740	N/A	N/A
Advent	$30,142	$26,603	$20,092	$11,607	17.5%	100.0%
The Company’s related party investment transactions are noted below. All transactions were completed at fair value.
On September 15, 2009, the Company purchased additional shares of Advent, a Fairfax affiliate, for cash consideration of $10,050. The Company’s ownership of Advent increased to 17.5% with the purchase of the additional shares (11.7% at December 31, 2008).
On May 6, 2009, the Company sold municipal securities with a fair market value of $14,725 to nSpire Re Limited (“nSpire”), a Fairfax affiliate, for cash consideration and a pre-tax gain of $875.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
On March 5, 2009, the Company sold municipal securities with a fair market value of $97,112 to certain Fairfax affiliates, for cash consideration and a pre-tax gain of $4,236. Also in March 2009, the Company transferred municipal securities with a fair market value of $54,008 to Fairfax Inc., as partial settlement of its tax liability, resulting in a pre-tax gain of $5,907.
On December 30, 2008, the Company purchased an 8.2% interest in Odyssey common shares, from TIG Insurance Group, Inc., a Fairfax affiliate, for $246,066. As consideration for its investment in Odyssey, the Company released its Fairfax Inc. note (discussed below) of equal fair value.
On December 23, 2008, the Company sold its 15.7% interest in Northbridge to nSpire, for $248,066 and received a Fairfax Inc. note held by nSpire of equal value. Since Northbridge was accounted for at fair value, no gain or loss was recorded on the sale.
On December 15, 2008, the Company liquidated its interest in TPF, recording a realized investment loss of $171. The Company recorded pre-tax equity losses of $18,618 on TPF for the year ended December 31, 2008 and inception to date losses of approximately $20,000 on its investment in TPF. In September 2009, the Company transferred a portion of its interest in TPF to TIG at net carrying value at the date of sale, for cash consideration of $6,516.
On November 7, 2008, the Company released its TPF, L.P convertible debenture in exchange for securities in an amount of $331, resulting in a realized loss of $2,169.
On October 30, 2008, the Company purchased shares in Alliance Insurance Company, a publicly traded insurance company based in Dubai at a cost of $21,572.
On September 23, 2008, October 24, 2008 and December 30, 2008, the Company purchased additional shares in Advent for cash consideration totaling $4,096 and thereby increased its ownership interest in Advent to 11.7% from 8.1% at December 31, 2008.
On June 3, 2008 and November 26, 2008, the Company purchased shares in Arab Orient Insurance Company, a publicly traded insurance company based in Jordan, at a total cost of $11,277.
On May 1, 2008 the Company invested $1,000 in the Ivy Realty Fund II, L.P, which represented the first capital call of a $10,000 capital commitment made to this fund.
On March 31, 2008, the Company sold its entire 9.3% ownership interest in MFX to Fairfax for nominal consideration and recorded a realized loss of $1,550 on this security which was deemed to have no value.
Regulatory Deposits
Fixed income securities and cash and cash equivalents of $306,012 and $403,892 were on deposit with various state regulatory authorities at December 31, 2009 and 2008, respectively, as required by insurance laws.
Investment Income
The components of net investment income for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Interest on fixed income securities	$105,719	$103,328	$102,905
Dividends from equity securities	34,346	25,169	21,713
Income (losses) from investments at equity and other invested assets	54,906	(46,239)	12,985
Other, primarily interest on cash and cash equivalents[1]	1,272	27,074	40,030

Gross investment income	196,243	109,332	177,633
Interest on funds held under reinsurance contracts	(15,459)	(11,714)	(16,125)
Investment expenses	(16,942)	(25,243)	(18,090)

Net investment income	$163,842	$72,375	$143,418

[1]	Includes interest (expense) income of $(47), $25,609 and $16,893 in 2009, 2008 and 2007, respectively, on cash collateral pledged for derivatives and short-sale obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Realized Investment Gains and Losses
The components of realized investment gains for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Years Ended December 31,
	2009	2008	2007
Fixed income securities, available-for-sale:
Gains	$86,513	$154,219	$5,347
Losses	(3,507)	(15,365)	(3,994)

Net	83,006	138,854	1,353

Fixed income securities, held-for-trading:
Gains	80,746	—	249
Losses	(5,770)	(90,891)	(31,153)

Net	74,976	(90,891)	(30,904)

Equity securities:
Gains	72,095	2,814	33,952
Losses	(109,762)	(190,305)	(28,562)

Net	(37,667)	(187,491)	5,390

Investments at equity:
Gains	2,341	—	10,959
Losses	(44)	(1,550)	—

Net	2,297	(1,550)	10,959

Derivatives and other invested assets:
Gains	87,916	735,336	270,819
Losses	(60,544)	(62,379)	(23,532)

Net	27,372	672,957	247,287

Total realized investment gains and losses:
Gains	329,611	892,369	321,326
Losses	(179,627)	(360,490)	(87,241)

Net	$149,984	$531,879	$234,085

Included in realized investment losses for the years ended December 31, 2009, 2008 and 2007 are $110,814, $194,670 and $25,443, respectively, of other than temporary impairment charges. The amount for 2009 includes write-downs of $107,307 attributable to equity securities and $3,507 attributable to fixed incomes securities, all of which was credit related. The amount for 2008 includes write-downs of $190,305 attributable to equity securities and $4,365 attributable to fixed income securities. The amount for 2007 includes write-downs of $22,461 attributable to equity securities and $2,982 attributable to fixed income securities. For further details of realized investment gains or losses attributable to the Company’s derivatives transactions and short-sale obligations, refer to the section above “Derivative Securities and Short-Sale Obligations”.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
4.	Fair Value Disclosures
In accordance with ASC 820 the Company has categorized its financial instruments into the three-level fair value hierarchy, based on priority of inputs to the valuation technique. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 also clarifies that fair value is the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value hierarchy is designed to indicate the relative reliability of fair value measurement. The highest priority is given to quoted prices in active markets and the lowest to unobservable data. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the hierarchy within which the fair value measurement falls is determined based on the lowest level significant input. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities. A quoted price for an identical asset or liability in an active market provides the most reliable fair value measure and, whenever available, should be used to measure fair value, provided that (i) the market is the principal (or most advantageous) market and (ii) the entity has the ability to access the principal (or most advantageous) market.
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
Level 3 — Valuations based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability.
The Company is responsible for determining the fair value of its investment portfolio by utilizing fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques which make use of current market data.
For determining the fair value of its Level 1 investments (approximately 35% of total investment portfolio at fair value), the Company utilizes quoted market prices in active markets for identical securities. The Company’s Level 1 investments are primarily exchange-traded equity securities that trade in active markets.
The Company’s Level 2 investments (approximately 55% of total investment portfolio at fair value), the majority of which are in U.S. government, municipal and corporate fixed income securities, are priced using publicly traded over-the-counter prices or broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. The Company’s Level 2 investments also include investment grade mortgage-backed securities, purchased at deep discounts to par, that are priced using broker-dealer quotes, credit default swaps that are priced using broker-dealer quotes which are based on observable credit spreads and inactively traded convertible corporate debentures which are valued using a pricing model, the inputs of which are derived principally from, or corroborated by, observable market data such as credit spreads and discount rates. For credit default swaps, the Company assesses the reasonableness of the fair values obtained from the broker-dealers by comparing the broker-dealer quotes to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. During the first quarter of 2009, the Company transferred $47,611 of Level 3 investments (comprised of investment grade mortgage-backed securities), to Level 2, after determining that broker-dealer quotes would be used to determine the fair value of the instruments.
The Company uses valuation models to establish the fair value of its Level 3 securities (approximately 10% of total investment portfolio at fair value). Level 3 securities include the Company’s investments in Odyssey and Advent, which were transferred from Level 1 and Level 2, respectively, during the fourth quarter of 2009, following their privatization and subsequent delisting from public stock exchanges. The Company values these investments using internally developed valuation models based on market multiples derived from a set of publicly traded comparable companies. The models, which require a significant amount of judgment, use current and historical market prices and book values of comparable companies to derive a current fair value. Also included in Level 3 are non investment grade mortgage-backed securities purchased at deep discounts to par which are valued using an internal discounted cash flow model, which includes unobservable inputs that are supported by limited market-based activity. The Company assesses the reasonableness of the fair values of these securities by comparing the fair values to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The following table presents the Company’s assets (excluding cash and cash equivalents) measured at fair value on a recurring basis, within the fair value hierarchy, at December 31, 2009 and 2008:

	December 31, 2009
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$87,765	$—	$87,765
States, municipalities and political subdivisions	—	1,328,964	—	1,328,964
Other corporate	—	102,817	—	102,817

Total available-for-sale fixed income securities	—	1,519,546	—	1,519,546
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	89,746	14,272	104,018
Other corporate	—	217,341	—	217,341

Total held-for-trading fixed income securities	—	307,087	14,272	321,359
Equity securities	1,256,081	28,021	—	1,284,102
Derivatives and other invested assets	7,964	47,516	332,422	387,902
Short-term investments	—	68,211	—	68,211

Total	$1,264,045	$1,970,381	$346,694	$3,581,120

	December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$169,430	$—	$169,430
States, municipalities and political subdivisions	—	1,315,465	—	1,315,465
Other corporate	—	48,439	—	48,439

Total available-for-sale fixed income securities	—	1,533,334	—	1,533,334
Fixed income securities, held-for-trading:
Foreign governments	—	—	—	—
Residential mortgage-backed	—	—	66,393	66,393
Other corporate	—	167,605	—	167,605

Total held-for-trading fixed income securities	—	167,605	66,393	233,998
Equity securities	998,582	21,572	—	1,020,154
Derivatives and other invested assets	262,310	150,437	—	412,747
Short-term investments	—	549,937	—	549,937

Total	$1,260,892	$2,422,885	$66,393	$3,750,170

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The following table provides a summary of changes in fair value of Level 3 financial assets for the twelve months ended December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Fixed			Fixed
	Income	Equity		Income	Equity
	Securities	Securities	Total	Securities	Securities	Total
Balance, beginning of period	$66,393	$—	$66,393	$2,500	$—	$2,500
Purchases	19,830	—	19,830	68,148	—	68,148
Settlements	(35,948)	—	(35,948)	—	—	—
Transfers from Level 3	(47,611)	—	(47,611)	—	—	—
Transfers to Level 3	—	347,494	347,494	—	—	—
Realized investment gains (losses) included in net income	11,608	(15,072)	(3,464)	(4,255)	—	(4,255)

Balance, end of period	$14,272	$332,422	$346,694	$66,393	$—	$66,393

Realized investment gains (losses) relating to assets held at period end	$10,457	$(15,072)	$(4,615)	$(2,086)	$—	$(2,086)

Transfers into Level 3 for equity securities are in respect of the Company’s investments in Odyssey and Advent, which were transferred from Level 1 and Level 2, respectively, during the fourth quarter of 2009. Transfers from Level 3 and into Level 2 are in respect of mortgage-backed securities for which broker-quotes, which utilize observable inputs, are used to value those securities.
Fair Value Option
The Company has elected the fair value option for certain investments that would have otherwise been accounted for under the equity method of accounting. The fair value option allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in the fair value of assets and liabilities for which the election is made are recognized in net income as they occur. The fair value option election is permitted on an instrument-by-instrument basis at initial recognition of an asset or liability or upon occurrence of an event that gives rise to a new basis of accounting for that instrument. In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there is a publicly quoted market price.
In December 2008, the Company elected the fair value option for its investments in Odyssey’s common and preferred stock. At the time, Odyssey was publicly traded on the New York Stock Exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During the fourth quarter of 2009, Fairfax purchased the remaining outstanding shares of Odyssey’s common stock that Fairfax did not already own, which resulted in Odyssey becoming a wholly owned subsidiary of Fairfax. The Company owned approximately 8.8% of Odyssey at December 31, 2009. At December 31, 2009 and December 31, 2008, the Company’s investments in Odyssey’s common and preferred stock are recorded in derivatives and other invested assets on the consolidated balance sheets at fair values of $305,818 and $7,964, and $256,570 and $5,740, respectively. For the years ended December 31, 2009 and December 31, 2008, the total change in fair value of the Company’s investments in Odyssey common and preferred stock were gains of $51,472 and $8,154, respectively, which was recorded through net realized investment gains and losses in the consolidated statements of operations. Dividends of $1,719 and $636 were received from Odyssey for the twelve months ended December 31, 2009 and December 31, 2008, respectively, and have been recorded as investment income in the consolidated statements of operations.
During the third quarter of 2008, the Company elected the fair value option for its investment in Advent. At the time, Advent was publicly traded on a foreign stock exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During the third and fourth quarters of 2009, Fairfax purchased the remaining outstanding shares of Advent which Fairfax did not already own, resulting in Advent becoming a wholly owned subsidiary of Fairfax. The Company owned approximately 17.5% of Advent at December 31, 2009. At December 31, 2009 and December 31, 2008, the Company’s investment in Advent is recorded in derivatives and other invested assets on the consolidated balance sheets at a fair value of $26,603 and $11,607, respectively. For the years ended December 31, 2009 and December 31, 2008, the change in fair value of the Company’s investment in Advent was a gain (loss) of $4,946, and $(8,485), respectively, which was recorded through net realized investment gains and losses in the consolidated statements of operations. Dividends of $0 and $907 were received from Advent for the twelve months ended December 31, 2009 and December 31, 2008, respectively, and have been recorded as investment income in the consolidated statements of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
5.	Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and LAE are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Gross unpaid losses and LAE, beginning of year	$2,987,803	$3,178,506	$3,371,549
Less: ceded unpaid losses and LAE	684,239	1,197,496	1,355,253

Net unpaid losses and LAE, beginning of year	2,303,564	1,981,010	2,016,296

Losses and LAE incurred related to:
Current year	565,976	802,792	816,823
Prior years	(39,864)	20,075	(63,854)

Total losses and LAE incurred	526,112	822,867	752,969

Losses and LAE paid related to:
Current year	157,053	228,298	217,261
Prior years	632,768	272,015	570,994

Total losses and LAE paid	789,821	500,313	788,255

Net unpaid losses and LAE, end of year	2,039,855	2,303,564	1,981,010
Add: ceded unpaid losses and LAE	632,750	684,239	1,197,496

Gross unpaid losses and LAE, end of year	$2,672,605	$2,987,803	$3,178,506

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the balance sheets follows:

	2009	2008
Ceded unpaid losses and LAE in the table above	$632,750	$684,239
Reconciling items:
Reinsurance receivable on paid losses and LAE	9,705	18,853
Unamortized retroactive reinsurance recoverable	250,242	265,125

Reinsurance recoverable on the consolidated balance sheets	$892,697	$968,217

For the years ended December 31, 2009, 2008 and 2007, the Company’s calendar year loss and LAE ratios were 67.3%, 82.5% and 63.5%, respectively, of which 72.4%, 80.4% and 68.9%, respectively, were attributable to losses occurring in the current accident year and (5.1)%, 2.1% and (5.4)%, respectively, were attributable to (favorable) adverse development of prior years’ losses.
The improvement in the 2009 accident year ratio as compared to 2008 is primarily due to lower catastrophe losses. The deterioration in the 2008 accident year ratio as compared to 2007 is primarily attributable to the impact of $71,500 of losses associated with Hurricanes Gustav and Ike which contributed 7.2 loss ratio points, adverse development in property where there were several large fire losses, adverse development in commercial automobile where the company experienced increased large loss activity and the effects of current unfavorable pricing trends and market conditions. Refer to Note 14 to the consolidated financial statements for a schedule of the accident year loss and LAE ratios by line of business.
In 2009, the Company recognized $39,864 of favorable prior year loss development (5.1 loss ratio points) including an insurance recovery of $13,750 associated with the settlement of an asbestos lawsuit and $14,883 of amortization of deferred gains on retroactive reinsurance. The other net favorable development of $11,231 was primarily attributable to favorable emergence in workers’ compensation, commercial multi-peril and property lines, partially offset by adverse emergence in commercial auto and asbestos liabilities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
The Company discounts workers’ compensation indemnity reserves using an interest rate of 5%. The amount of related discount was $54,555 and $56,577, at December 31, 2009 and 2008, respectively.
6.	Asbestos, Environmental and Other Latent Losses and Loss Adjustment Expenses
The Company has exposure to asbestos, environmental and other latent claims arising from the sale of general liability, commercial multi-peril and umbrella insurance policies, the majority of which were written for accident years 1985 and prior. Estimation of ultimate liabilities for these exposures is unusually difficult due to such issues as whether or not coverage exists, definition of an occurrence, determination of ultimate damages and allocation of such damages to financially responsible parties. At December 31, 2009 and 2008, total net unpaid asbestos, environmental and other latent losses were $356,262 and $401,125, respectively, representing 17.5% and 17.4% of total net unpaid losses at December 31, 2009 and 2008, respectively.
Changes in the Company’s liability for asbestos, environmental and other latent exposures are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of year	$387,224	$428,139	$443,055
Less: ceded unpaid losses and ALAE	85,336	94,497	94,817

Net unpaid losses and ALAE, beginning of year	301,888	333,642	348,238
Net losses and ALAE incurred	2,795	25,200	24,342
Less: Net losses and ALAE paid	35,328	56,954	38,938

Net unpaid losses and ALAE, end of year	269,355	301,888	333,642
Add: ceded unpaid losses and ALAE	74,771	85,336	94,497

Gross unpaid losses and ALAE, end of year	$344,126	$387,224	$428,139

During 2009, net asbestos losses and ALAE incurred and paid reflect an insurance recovery of $13,750 associated with a lawsuit that the Company settled in 2008. Excluding this recovery, net asbestos losses and LAE incurred in 2009 are primarily attributable to increasing claim values and rising legal costs associated with one policyholder. In 2008 and 2007, net asbestos losses and ALAE incurred were primarily attributable to the aforementioned lawsuit. Net losses and ALAE paid in 2009 and 2008 include payments of $18,333 and $22,700, respectively, related to this lawsuit settlement.

	Years Ended December 31,
	2009	2008	2007
Environmental
Gross unpaid losses and ALAE, beginning of year	$107,948	$117,768	$110,636
Less: ceded unpaid losses and ALAE	28,969	32,725	37,103

Net unpaid losses and ALAE, beginning of year	78,979	85,043	73,533
Net losses and ALAE incurred	4,172	9,400	22,185
Less: Net losses and ALAE paid	12,356	15,464	10,675

Net unpaid losses and ALAE, end of year	70,795	78,979	85,043
Add: ceded unpaid losses and ALAE	22,507	28,969	32,725

Gross unpaid losses and ALAE, end of year	$93,302	$107,948	$117,768

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In 2007, environmental losses incurred were significantly higher than both 2008 and 2009, due to a newly reported large claim, identification of additional policies associated with existing policyholders and a slight increase in the number of sites for policyholders with previously reported claims. The 2007 incurred losses also include settlements which secured broader releases on certain active exposures.
The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes. Changes in the Company’s liability for other latent exposures are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Other Latent
Gross unpaid losses and ALAE, beginning of year	$28,217	$34,237	$32,463
Less: ceded unpaid losses and ALAE	7,959	10,109	10,705

Net unpaid losses and ALAE, beginning of year	20,258	24,128	21,758
Net losses and ALAE incurred	(261)	1,615	8,020
Less: Net losses and ALAE paid	3,885	5,485	5,650

Net unpaid losses and ALAE, end of year	16,112	20,258	24,128
Add: ceded unpaid losses and ALAE	5,358	7,959	10,109

Gross unpaid losses and ALAE, end of year	$21,470	$28,217	$34,237

7.	Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Premiums written:
Direct	$830,193	$995,905	$1,205,545
Assumed from other companies, pools and associations	33,634	23,664	39,476
Ceded to other companies, pools and associations	(147,421)	(148,417)	(145,386)

Net premiums written	$716,406	$871,152	$1,099,635

Premiums earned:
Direct	$897,541	$1,114,356	$1,260,828
Assumed from other companies, pools and associations	34,827	24,942	74,292
Ceded to other companies, pools and associations	(151,086)	(141,270)	(148,976)

Premiums earned	$781,282	$998,028	$1,186,144

The net impact of ceded reinsurance transactions for each of the fiscal years 2009, 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Earned premiums ceded to reinsurers[1]	$(151,086)	$(141,270)	$(148,976)
Commissions earned on ceded reinsurance premiums	32,890	31,307	25,774
Claims incurred ceded to reinsurers	67,967	(44,415)[2]	52,325
Provision for uncollectible reinsurance	(2,000)	(7,700)	(8,000)

Net impact of ceded reinsurance transactions	$(52,229)	$(162,078)	$(78,877)

[1]	For the years ended December 31, 2009, 2008 and 2007, accident and health earned premiums ceded to reinsurers were $60,672, $42,070 and $18,602, respectively.

[2]	For the year ended December 31, 2008, claims incurred ceded to reinsurers includes $75,866 of losses on commutations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The components of the Company’s total reinsurance recoverable are summarized as follows:

	At December 31,
	2009	2008
Reinsurance recoverable on unpaid losses and LAE	$882,992	$949,364
Reinsurance receivable on paid losses and LAE	9,705	18,853

Total reinsurance recoverable	$892,697	$968,217

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $54,228 and $55,999 at December 31, 2009 and December 31, 2008, respectively. Included in reinsurance recoverable is $141,030 and $142,213 at December 31, 2009 and December 31, 2008, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased annuities to settle certain claim liabilities.
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
Corporate Aggregate Reinsurance
The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At December 31, 2009, only one retroactive contract with a remaining limit of $51,000 and one prospective contract with a remaining limit of $96,272 are in effect.
The effect of prospective and retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income is summarized as follows ((decrease) increase in indicated component):

	Years Ended December 31,
	2009	2008	2007
Investment income	$(15,459)	$(11,714)	$(16,125)
Losses and LAE	(14,883)	65,694	(13,673)

(Decrease) increase in income before income taxes	$(576)	$(77,408)	$(2,452)

At December 31, 2009 and 2008, reinsurance recoverable includes $349,000 related to one retroactive corporate aggregate reinsurance contract, of which $98,758 has been recognized as a reduction of incurred losses and LAE on the Company’s consolidated statements of income.
Prospective Corporate Aggregate Reinsurance
The effect of prospective corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated component):

	Years Ended December 31,
	2009	2008	2007
Funds held interest charged to investment income	$—	$(1,575)	$(2,348)
Less: losses and LAE	—	80,521	—

Decrease in income before income taxes	$—	$(82,096)	$(2,348)

The Company has one prospective contract in effect covering accident year 2002, which has an unused limit available of $96,272 in the event the net loss and LAE ratio for accident year 2002, before the effect of this contract, exceeds 70%. The subject loss and LAE ratio as valued at December 31, 2009 is 63.2%. No additional premium or funds held interest is due under this contract upon usage of the remaining limit. The reinsurer under this contract is nSpire, a Fairfax affiliate.

During 2008 and 2007, the above activity arose from two prospective contracts both of which were commuted in 2008. The first contract was a stop loss agreement, which the Company entered into in 1998, in connection with the acquisition of the Company by Fairfax. The contract was with an unaffiliated reinsurer and provided coverage of $367,500 in excess of a retention. The contract provided coverage for loss reserve development for accident periods prior to August 13, 1998, the date of acquisition of the Company by Fairfax. In June 2008, the Company commuted this stop loss contract and the retroactive amendment to that contract. As a result of the commutation the Company received cash proceeds of $302,500, of which $287,375 was recorded in prospective corporate aggregate reinsurance activity and $15,125 was recorded in retroactive corporate aggregate reinsurance activity. The Company also recorded a decrease of $386,748 in the reinsurance recoverable balance, of which $367,500 was attributable to the prospective contract and $19,248 was attributable to the retroactive amendment. The financial statement effect of the commutation in 2008 was a non-cash pre-tax charge of $84,248, offset by the release of the unamortized deferred gain balance of $8,778 (related to the retroactive amendment), resulting in a net charge to incurred losses and LAE of $75,470 on the consolidated statement of income. Of this amount $80,125 was charged to prospective corporate aggregate reinsurance activity and included in losses and LAE above and $4,655 was credited to retroactive corporate aggregate reinsurance activity.
The second contract was an aggregate stop loss agreement with unaffiliated reinsurers covering accident year 2000, which provided coverage of $118,493 and was fully utilized by the Company at December 31, 2004. This stop loss agreement covered the casualty lines of business. The contract was on a funds held basis with interest credited at 7.5%. In March 2008, the Company commuted this contract and in accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $32,348 in consideration of release to the Company of the funds held balance of $31,952 resulting in a commutation loss of $396 which was charged to incurred losses and LAE on the consolidated statement of income for the year ended December 31, 2008.
Retroactive Corporate Aggregate Reinsurance
The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of income follows ((decrease) increase in indicated component):

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Funds held interest charged to investment income	$(15,459)	$(10,139)	$(13,777)
Less: losses and LAE	(14,883)	(14,827)[1]	(13,673)

Increase (decrease) in income before income taxes	$(576)	$4,688	$(104)

[1]
For the year ended December 31, 2008, losses and LAE is comprised of a loss on commutation of $4,123 offset by $8,778 of unamortized deferred income released on commutation as well as $10,172 of recurring deferred income amortization.

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Decrease in reinsurance recoverable due from reinsurers	$—	$(20,000)	$(3,577)
Less: related premiums paid	—	(8,186)	(1,273)

Decrease in income deferred during the year	—	(11,814)	(2,304)
Amortization of deferred income	(14,883)	(18,950)	(13,673)

Decrease in deferred income	(14,883)	(30,764)	(15,977)
Deferred income on retroactive reinsurance—beginning of year	121,277	152,041	168,018

Deferred income on retroactive reinsurance—end of year	$106,394	$121,277	$152,041

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The above activity arises from two retroactive contracts of which only the 2001 retroactive adverse development contract for $400,000 remains in effect at December 31, 2009. This contract covers substantially all lines of business and provides $400,000 of limit in excess of a retention for accident years 2000 and prior, subject to a $200,000 sublimit on 1998 and prior accident years and an asbestos and environmental sublimit of $100,000. Premiums are currently based on 35% of amounts ceded plus a reinsurer margin of $8,000. The contract contains provisions that would increase the premium rate to as high as 62% under conditions that Company management considers unlikely. The contract is on a funds held basis with interest credited at 7%. At December 31, 2009, the Company had ceded cumulative losses of $349,000, which is comprised of $(20,000) in 2008, $(3,577) million in 2007, and $372,577 prior to 2007 and paid premiums of $143,848, which is comprised of $(8,186) million in 2008, $(1,273) in 2007 and $153,307 prior to 2007, related to this contract. At December 31, 2009 and 2008, the Company had a reinsurance recoverable balance of $349,000, and funds held balances of $236,302 and $220,843, respectively, related to this agreement.
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
The premiums for the contract which remains in effect at December 31, 2009 is included in funds held under reinsurance contracts on the consolidated balance sheets and the reinsurance recoverable due from reinsurers in excess of amounts paid for the coverage is reflected on the balance sheets as deferred income on retroactive reinsurance. Such deferred income is amortized based on the expected amount and timing of future recoveries, using the interest method. The Company amortized deferred income of $14,883 in 2009, $9,955 in 2008, $13,259 in 2007 and $60,661 prior to 2007. This amortization of deferred income is included as a reduction of losses and LAE in the consolidated statements of income.
In addition to the two contracts noted above, the Company also commuted the retroactive amendment to its prospective 1998 aggregate stop loss agreement. The effect of this commutation was a loss of $4,123 offset by $8,778 of unamortized deferred income released on commutation which resulted in a net pre-tax credit of $4,655 included in losses and LAE on the consolidated statement of income for the year ended December 31, 2008.
8.	Long-Term Debt
On May 7, 2007, the Company issued pursuant to a private offering (the “Offering”) $330,000 aggregate principal amount of 7-3/4% senior notes due May 1, 2017 (the “2017 Notes”) at an issue price of 100%. The 2017 Notes are redeemable at the option of the Company beginning May 1, 2012, at prices set forth in the indenture governing the 2017 Notes. Net proceeds of the Offering to the Company, after commissions and expenses, were approximately $325,100. In connection with the sale of the 2017 Notes, the Company entered into a registration rights agreement under which the Company agreed to use its reasonable best efforts to register with the SEC notes having substantially the same terms as the 2017 Notes, as part of an offer to exchange freely tradeable exchange notes for the 2017 Notes. Pursuant to an exchange offer which was completed on August 16, 2007, the Company issued $330,000 aggregate principal amount of registered notes with substantially the same terms as the 2017 Notes, in exchange for all of the outstanding 2017 Notes. Concurrent with the Offering, the Company completed a cash tender offer (the “Tender Offer”) to purchase any and all of its outstanding $300,000 aggregate principal amount of 10-3/8% senior notes due June 15, 2013 (the “2013 Notes”). Pursuant to the Tender Offer, all but $4,270 aggregate principal amount of the 2013 Notes were purchased and cancelled. The purchase of the 2013 Notes was funded with proceeds from the sale of the aforementioned 2017 Notes and available cash on hand. On June 16, 2008, the Company redeemed the remaining outstanding $4,270 aggregate principal amount of the 2013 Notes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
For the years ended December 31, 2009, 2008 and 2007, total interest expense on the notes was $27,818, $27,885 and $29,850, respectively, including amortization of related deferred financing costs, and, in respect of the 2013 Notes, accretion of the discount. In 2007, the Company also recognized additional costs related to the early retirement of its 2013 Notes of $21,187, which were comprised of premium payments, related fees and expenses and write-off of unamortized deferred financing costs. At December 31, 2009 and 2008, deferred financing costs incurred in conjunction with the issuance of the notes totaled $4,627 and $5,258, respectively, and are included in other assets on the consolidated balance sheet. These deferred financing costs are being amortized to interest expense on a straight-line basis over the duration of the notes.
At December 31, 2009 and 2008, the book value of the long-term debt, net of unamortized discount, was $312,114 and $310,502, respectively, and the fair value of the long-term debt, as determined from quoted market prices, was $323,400 and $244,200, respectively.
9.	Income Taxes
The components of income tax expense are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
Current	$53,329	$252,666	$8,721
Deferred	10,301	(164,063)	131,266

Total income tax expense	$63,630	$88,603	$139,987

Income tax expense shown on the consolidated statements of income excludes $43, $(250) and $12,548 of deferred income tax expense (benefit) on equity in earnings of investees in 2009, 2008 and 2007, respectively. Total income tax expense in 2009, 2008 and 2007, inclusive of these amounts, was $63,673, $88,353 and $152,535, respectively. Income taxes paid in 2009, 2008 and 2007 were $207,333, $99,514 and $35,024, respectively. Included in accounts payable and other liabilities on the consolidated balance sheets at December 31, 2009 and 2008, respectively, is $11,108 and $165,622 in respect of current income taxes payable.
Deferred income taxes reflect the income tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by income tax laws and regulations. Total deferred income tax expense/(benefit) in 2009, 2008 and 2007 was $10,344, $(164,313) and $143,814, respectively.
Components of deferred income tax assets and liabilities are summarized as follows:

	At December 31,
	2009	2008
Deferred tax assets:
Investments	$105,335	$103,025
Unpaid losses and LAE	61,977	69,858
Deferred income on retroactive reinsurance	37,238	42,447
Unearned premiums	21,879	26,420
Employee benefit plans	11,770	8,339
Unrealized net depreciation of investments and currency translation	—	5,951
Other	12,970	15,509

Deferred tax assets	251,169	271,549

Deferred tax liabilities:
Deferred policy acquisition costs	16,009	18,447
Capitalized debt costs	6,618	7,231
Unrealized net appreciation of investments and currency translation	136,259	—
Other	5,873	6,794

Deferred tax liabilities	164,759	32,472

Total net deferred tax assets	$86,410	$239,077

Management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly no valuation allowance has been recorded at December 31, 2009 and 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
A reconciliation of income taxes at the statutory federal income tax rate to the Company’s tax expense is presented below:

	Years Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income taxes computed on pre-tax operating income	$92,936	35.0%	$147,655	35.0%	$143,454	35.0%
(Decrease) increase in income taxes resulting from:
Recognition of tax credits associated with the sale of an investment in affiliate	—	—	(51,605)	(12.2)	—	—
Tax-exempt interest	(19,207)	(7.2)	(3,380)	(0.9)	(44)	—
Dividends received deduction	(6,445)	(2.4)	(3,739)	(0.8)	(3,378)	(0.8)
Other, net	(3,654)	(1.4)	(328)	(0.1)	(45)	—

Total income tax expense	$63,630	24.0%	$88,603	21.0%	$139,987	34.2%

In December 2008, the Company sold its 15.7% investment in Northbridge to an affiliated foreign company, which resulted in tax benefits of approximately $51,605 attributable to the utilization of foreign tax credits.
The Internal Revenue Service has completed its audit of tax years 2005 and 2006 with no material adjustments and is presently conducting their audit of tax years 2007 and 2008 in respect of the Fairfax Group companies. There have been no material adjustments proposed for tax years 2007 and 2008. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with the statutes of the respective jurisdictions. The Company did not record any liability for uncertain tax positions, interest or penalties in 2009.
10.	Related Party Transactions
Reinsurance
The Company and its subsidiaries have entered into various reinsurance arrangements with related parties. The approximate amounts by which income, expense, assets and liabilities are increased (decreased) in the consolidated financial statements, with respect to reinsurance assumed and ceded, are summarized as follows:

	At December 31,
	2009	2008	2007
Statements of income:
Net premiums written	$(12,916)	$(27,179)	$(17,566)
Premiums earned	$(14,816)	$(28,503)	$14,876
Losses and LAE	$(32,666)	$(38,281)	$(2,836)

Balance sheets:
Premiums receivable	$—	$(142)	$644
Reinsurance recoverable from affiliates	$206,420	$209,189	$229,591
Prepaid reinsurance premiums	$4,958	$6,903	$8,246
Unpaid losses and LAE	$17,580	$28,402	$54,790
Unearned premiums	$28	$73	$92
Accounts payable and other liabilities	$1,868	$2,813	$5,589

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
In the normal course of business, a Fairfax offshore reinsurance affiliate, Wentworth Insurance Company Ltd. (“Wentworth”), participates in reinsurance agreements covering several reinsured lines of business. In 2006 and prior, nSpire, also a Fairfax affiliate, participated in these agreements. For the years ended December 31, 2009 and 2008, the Company ceded premiums of $8,152 and $19,342, respectively, to Wentworth and had reinsurance recoverable balances of $19,207 and $13,850, respectively, at December 31, 2009 and 2008.
For the years ended December 31, 2009, 2008 and 2007, the Company ceded premiums of $1, $77 and $12,461, respectively, to nSpire and had reinsurance recoverable balances of $12,448 and $25,195 at December 31, 2009 and 2008, respectively. Pursuant to the terms of the reinsurance agreements between Wentworth and nSpire and the Company, both Wentworth and nSpire, as foreign reinsurers, are required to collateralize in full reinsurance balances due to the Company. This collateral is comprised of irrevocable trusts in compliance with NAIC regulations. There are no regulatory or other restrictions on payments to the Company from either Wentworth or nSpire.
In the normal course of business, Odyssey, an affiliate of Fairfax, may participate on the Company’s reinsurance agreements. Currently, Odyssey participates on the umbrella per risk contract, the workers’ compensation catastrophe treaty and a difference in conditions program. For the years ended December 31, 2009, 2008 and 2007, the Company ceded $3,046, $5,197 and $2,088, respectively, in premiums to Odyssey and had reinsurance recoverable of $6,062 and $9,002 at December 31, 2009 and 2008, respectively, under these reinsurance agreements.
Reinsurance recoverable from TIG, a subsidiary of Fairfax, totaled $129,405 and $120,758 at December 31, 2009 and 2008, respectively. TIG is domiciled in California and cessions to domestic insurance companies do not require collateral to be recognized for statutory reporting purposes. The Company has considered several factors in assessing the collectability of reinsurance recoverable balances from TIG. TIG is a runoff company with a B+ (stable) financial strength rating from A.M. Best, and a BB+ financial strength rating from Standard and Poor’s, both nationally recognized rating agencies. TIG is a sizable regulated entity with policyholders’ surplus of approximately $786,637 at December 31, 2009 and is subject to periodic independent examination by the California Insurance Department. TIG also had short-term liquidity represented by cash and short-term investments of $171,487 at December 31, 2009. The Company has sixteen years of experience with TIG, during which the balances due from TIG have declined from approximately $267,000 to $129,405 at December 31, 2009, principally through settlement of underlying claims. There are no regulatory or other restrictions on payments to the Company from TIG. A former parent of the Company required the transfer of a number of policies and related assets and liabilities among insurance companies controlled by the former parent, effective through assumption and indemnity reinsurance agreements. The assuming parties were required to seek novation of certain policies. At December 31, 2009 and 2008, amounts recoverable from TIG included $91,427 and $95,240, respectively, related to these policies, which were not novated. Effective March 1, 1999, the Company entered into a reinsurance agreement with Fairmont Specialty Insurance Company (formerly Ranger Insurance Company), an affiliate of Fairfax, covering 100% of policies that are classified as excess liability for public entities and that incept, renew, have an anniversary date or come into effect on or after March 1, 1999. Effective June 30, 2002, this agreement was terminated and a new agreement was signed with TIG covering the same business, at substantially the same terms. The new agreement covers policies written on or after July 1, 2002. The agreement was terminated effective September 1, 2003. At December 31, 2009 and 2008, the Company had reinsurance recoverable of $37,694 and $38,237, respectively, from Fairmont, and $37,033 and $24,134, respectively, from TIG, related to these agreements.
Effective February 1, 2002, the Company entered into an arrangement with TIG whereby the Company issued policies on behalf of TIG totaling $22,923 in gross premiums written. The Company entered into reinsurance agreements under which approximately 30% of the total risk under these policies was ceded to TIG with the remaining 70% ceded to third party reinsurers. This arrangement with TIG was terminated as of June 30, 2002. At December 31, 2009 and 2008, the Company had reinsurance recoverable of $945 and $1,384, respectively, from TIG related to this agreement.
Effective January 1, 2006, the Company, in connection with its assumption of the Fairmont business, entered into a reinsurance agreement with Markel Insurance Company of Canada (“Markel”), an affiliate of Fairfax, under which the Company has agreed to provide commercial auto coverage to U.S. or Canadian domiciled companies, for which Markel has written the Canadian auto coverage business, and to cede 100% of the coverage provided by the Company to Markel. During the years ended December 31, 2009, 2008 and 2007, the Company ceded premiums of $1,646, $2,128 and $1,966, respectively, to Markel and had a reinsurance recoverable balance of $1,444 and $1,959, respectively, at December 31, 2009 and December 31, 2008.
Advent Syndicate 780 (“Syndicate 780”), which is managed by Advent, a wholly-owned subsidiary of Fairfax, is a participant on the Company’s property per risk, property catastrophe and workers’ compensation catastrophe treaties. For the years ended December 31, 2009 and 2008, the Company ceded premiums of $41 and $533, respectively, to Syndicate 780 and had reinsurance recoverable balances of $155 and $185, respectively, at December 31, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Investment Agreements
The Company and its subsidiaries have entered into agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly-owned subsidiary of Fairfax, for investment management services, and with Fairfax for investment administration services. Pursuant to the agreements, fees, based upon assets under management, totaled $11,334, $11,150 and $7,134 for the years ended December 31, 2009, 2008 and 2007, respectively, and were included as investment expenses in the consolidated statements of income.
Other Agreements
Since 2001, the Company has obtained certain information technology services, including technology management, production and operations support and systems development, on a non-exclusive basis from Fairfax Information Technology Services, Inc. (“FITS”), a wholly-owned subsidiary of Fairfax. Beginning in April 2009, the Company assumed direct management responsibility for these functions and hired employees or contractors to perform most of the services previously received from FITS. FITS continues to provide data center, network and hosting services to the Company. Charges for the services provided by FITS, including fees recorded for services subcontracted by FITS to other vendors, for the years ended December 31, 2009, 2008 and 2007 were $17,025, $32,062 and $36,500, respectively. Of such fees, $16,430, $30,056 and $30,462 were charged directly to expense for 2009, 2008 and 2007, respectively. The remaining $595, $2,006 and $6,038 were software development projects capitalized in 2009, 2008 and 2007, respectively. The Company amortizes such fees over various periods beginning on the date the software is placed in service. In 2009, 2008 and 2007, amortization of software development costs of $2,557, $8,682 and $2,863, respectively, was charged to operations, and unamortized costs of $13,582 and $15,544 were included in other assets for the years ended December 31, 2009 and 2008, respectively. The increase in the amortization charge in 2008 was attributable to a write-off of previously capitalized software development costs of $6,383.
Under an agreement effective from January 1, 2001 through December 31, 2007, FITS was provided certain management and general services by the Company, for which the Company recorded $0, $0 and $172 for the years ended December 31, 2009, 2008 and 2007, respectively.
Under a royalty agreement effective from January 1, 2003 through April 30, 2009, the Company received royalty payments from FITS for the use of software by other clients of FITS that was developed for and funded by the Company. Under this agreement, the Company recorded $62, $186 and $265 for the years ended December 31, 2009, 2008 and 2007, respectively. Under a similar marketing agreement effective from March 1, 2006 through April 30, 2009, the Company received commissions from MFXChange Ireland Limited (“MFX Ireland”) for the introduction of customers to MFX Ireland. Under this agreement, the Company recorded $83, $200 and $291 in the years ended December 31, 2009, 2008 and 2007, respectively.
Under an agreement effective January 1, 2006, the Company provides underwriting, administration, financial and claims services for the business of Fairmont Premier Insurance Company, Fairmont Specialty Insurance Company and Fairmont Insurance Company, affiliates of Fairfax. The fees recorded for such services were $1,800, $2,398 and $3,855 in 2009, 2008 and 2007, respectively.
Fairfax purchases insurance coverage for itself and on behalf of its subsidiaries, including comprehensive crime, insurance companies’ professional liability, directors’ and officers’ liability, employment practices liability, fiduciary liability and special accident insurance. The Company’s share of the expense incurred for this coverage was $771, $842 and $1,151 for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company receives loss adjustment services from Cunningham Lindsey U.S., Inc., an affiliate of Fairfax. Expenses incurred for these services were $234, $602 and $794 for the years ended December 31, 2009, 2008 and 2007, respectively.
Included in other expense for the years ended December 31, 2009, 2008 and 2007 are incurred charitable contributions of $2,720, $6,600 and $3,986, respectively, related to the Six Four Foundation, a not-for-profit entity affiliated with Fairfax.
Included in accounts payable and other liabilities at December 31, 2009 and 2008 are amounts payable to Fairfax and affiliates of $1,475 and $70, respectively. Included in other assets at December 31, 2009 and 2008 are amounts receivable from Fairfax and affiliates of $13 and $803, respectively.
Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
11.	Employee Benefits
The Company sponsors a qualified defined contribution plan pursuant to sections 401(k) and 401(a) of the Internal Revenue Code for which all employees are eligible. The Company makes an annual contribution equal to 3% of base salary and a matching contribution equal to one-half of each employee’s contribution up to the first 6% of base salary. Certain employees also have the opportunity to participate in a non-qualified plan that permits contributions that would otherwise be limited by IRS regulations. Total defined contribution plan expense was $5,431, $5,582 and $6,091 for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company provides postretirement health care and life insurance benefits to certain retired employees. Medical benefits are provided to employees who were at least age 50 on January 1, 1994, and upon retirement are at least age 55 and have at least 15 years of service. Employees hired before August 1, 1990 are eligible for retiree life insurance coverage based on defined age, service and salary criteria. During the second quarter of 2009, the Company increased the required retiree contributions for the optional supplemental life insurance coverage. This change was treated as a negative plan amendment and reduced the accumulated postretirement benefit obligation by $1,109 in 2009. During the fourth quarter of 2008, the Company announced that effective January 1, 2009, retiree medical benefits for age 65 and older Medicare eligible participants would be provided by individual “Medicare Advantage Plan” insurance policies and participants under age 65 would be covered by a group insurance policy. This change, from self-insurance was treated as a negative plan amendment and reduced the accumulated postretirement benefit obligation by $3,401 in 2008.
In accordance with guidance provided under ASC 715, Compensation — Retirement Benefits, the Company recognizes the over or underfunded status of its postretirement plans in its balance sheet and records the change in funded status, in the year in which the change occurs, through comprehensive income. At December 31, 2009 and 2008, the Company’s postretirement benefit obligation for healthcare and life insurance benefits, which is an unfunded liability, was $4,548 and $5,581, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.5% and 6.25% at December 31, 2009 and 2008, respectively. For purposes of measuring the accumulated postretirement benefit obligation at December 31, 2009, the health care cost trend rates are assumed to decline gradually from 29.8% in 2010 to 6.0% in 2022 and thereafter for all participants. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated postretirement benefit obligation at December 31, 2009.
The Company has established various long term incentive plans for certain employees who hold senior management or officer positions. These plans provide for the payment of cash bonuses in the future, the value of which is either fixed or based on the book value of the Company. For 2009, 2008 and 2007, expenses relating to these plans, which are included in the consolidated statements of income were $6,496, $4,944 and $7,260, respectively.
Certain employees of the Company have been granted shares of restricted common stock of Fairfax under the Fairfax Financial 1999 Restricted Share Plan. The restricted stock vests over periods ranging from five to ten years. Restricted stock expense of $67, $506 and $564 for the years ended December 31, 2009, 2008 and 2007, respectively, is included in the consolidated statements of income.
All employees of the Company are eligible to participate in the Fairfax Financial Holdings Limited Employee Share Ownership Plan (the “Plan”). The Plan provides an opportunity to purchase Fairfax subordinate voting shares through a combination of employee and company contributions. Employees may elect to contribute from 1% to 10% of base salary through regular payroll deductions, and the Company is required to make matching contributions equal to 30% of the employee contributions. In addition, the Company is required to make an annual contribution equal to 20% of employee contributions upon Fairfax and the Company achieving certain financial objectives. The Plan expense of $462, $370 and $213 for the years ended December 31, 2009, 2008 and 2007, respectively, is included in the consolidated statements of income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
12.	Commitments and Contingencies
The Company and its subsidiaries lease office space and equipment under non-cancelable operating leases. These include a 20-year lease for the Company’s home office which expires on December 31, 2022 and has minimum lease payments remaining of $40,467. Minimum annual rentals are summarized as follows:

2010	$12,828
2011	10,751
2012	7,759
2013	6,780
2014	6,194
2015 and thereafter	31,889

Total minimum annual rentals	$76,201

Rental expense under these operating leases was $13,073, $13,023 and $13,178 in 2009, 2008 and 2007, respectively. The Company recognized $4, $83 and $163 in 2009, 2008 and 2007, respectively, from subleases.
The Company has purchased structured settlement annuities from various insurance companies in order to settle certain claim liabilities. Should these other companies become unable to make the annuity payments, the Company would be liable. The present value of these annuities included in reinsurance recoverable in the consolidated balance sheets at December 31, 2009 and 2008 was approximately $141,030 and $142,213, respectively. Approximately 82.8% of this balance is due from insurance companies rated A- or better by A.M. Best Company.
The Company had commitments to fund limited partnership investments totaling $11,859 and $12,450 at December 31, 2009 and 2008, respectively. These capital commitments can be called by the partnerships during the commitment period (generally five years or less) to fund working capital needs or the purchase of new investments.
Crum & Forster Holdings Corp. and US Fire, among numerous other insurance company and insurance broker defendants, have been named as defendants in a class action suit filed by policyholders alleging, among other things, that the defendants used the contingent commission structure to deprive policyholders of free competition in the market for insurance. The action was filed in the U.S. District Court for the District of New Jersey. Plaintiffs seek certification of a nationwide class consisting of all persons who between August 26, 1994 and the date of the class certification engaged the services of any one of the broker defendants and who entered into or renewed a contract of insurance with one of the insurer defendants. The trial court dismissed the federal antitrust claims and RICO claims with prejudice and declined to accept supplemental jurisdiction over plaintiffs’ state law claims. On October 24, 2007, plaintiffs filed an appeal with the U.S. Court of Appeal for the Third Circuit. The court heard oral arguments on April 21, 2009 in Philadelphia, Pennsylvania. The court took the matter under submission and has not yet issued a ruling. Crum & Forster Holdings Corp. and US Fire continue to be named as defendants and intend to vigorously defend the action.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
13.	Dividend Restrictions, Statutory Information and Capitalization
The Company’s insurance subsidiaries are subject to state regulatory restrictions that limit the maximum amount of dividends they can pay to the Company. These regulations vary by state. The restrictions are generally based on the net income, investment income and policyholders’ surplus of each insurance company, and further provide that the payment of dividends must be from the earned policyholders’ surplus of the insurance company. Any payment of dividends above the regulatory limits is considered “extraordinary” and is subject to the approval of the Insurance Commissioner in the state of domicile. In October 2008, US Fire received prior regulatory approval from the Delaware Department of Insurance to pay, and paid, a $350,000 extraordinary dividend to the Company.
The Company’s insurance subsidiaries are domiciled in the states of Delaware, New Jersey, New York and Arizona. The principal insurance subsidiaries are US Fire and North River domiciled in Delaware and New Jersey, respectively. The maximum dividends that can be paid by the insurance subsidiaries to the Company in 2010, without prior regulatory approval, ares $163,776.
The combined statutory basis net income and policyholders’ surplus of Crum & Forster’s insurance subsidiaries are presented below:

	Years Ended December 31,
	2009	2008	2007
Net income	$153,979	$484,003	$191,699
Policyholders’ surplus	$1,628,159	$1,410,612	$1,639,751
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
The Company operates in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
General liability	$146,610	$194,266	$228,973
Workers’ compensation	188,246	218,414	257,971
Commercial automobile	118,976	187,206	210,490
Property	88,696	164,397	267,496
Commercial multi-peril	76,479	79,938	80,511
Accident and health	130,187	117,653	103,910
Other	32,088	36,154	36,793

Total premiums earned	$781,282	$998,028	$1,186,144

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
The loss and LAE amounts and loss and LAE ratios of the Company’s lines of business, as estimated at the respective year-end, are summarized as follows:

	Years Ended December 31,
	2009		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Accident year loss and LAE ratios:
General liability	$100,828	68.8%	$134,998	69.5%	$152,556	66.6%
Workers’ compensation	151,945	80.7%	168,171	77.0%	196,816	76.3%
Commercial automobile	92,682	77.9%	145,615	77.8%	144,308	68.6%
Property	64,162	72.3%	204,469	124.4%	180,185	67.4%
Commercial multi-peril	41,585	54.4%	45,986	57.5%	51,736	64.3%
Accident and health	94,319	72.4%	83,279	70.8%	72,068	69.4%
Other	20,455	63.7%	20,274	56.1%	19,154	52.1%

Total accident year losses and LAE	565,976	72.4%	802,792	80.4%	816,823	68.9%
Prior years’ loss development	(39,864)	(5.1)	20,075	2.1	(63,854)	(5.4)

Calendar year losses and LAE	$526,112	67.3%	$822,867	82.5%	$752,969	63.5%

The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business. For additional information on current accident year losses and prior years’ development, see Note 5 to the consolidated financial statements.
15.	Quarterly Financial Data
The Company’s quarterly financial data is summarized in the table below. This quarterly financial data is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of operations for such periods have been made.

	Three Months Ended
	(Unaudited)
	December 31,		September 30,		June 30,		March 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Premiums earned	$191,539	$230,358	$182,032	$232,978	$200,281	$262,882	$207,430	$271,810
Investment income[1,2]	$30,677	$10,583	$34,213	$14,706	$63,681	$31,248	$35,393	$15,129
Net realized investment gains and losses[3]	$7,659	$204,533	$210,394	$162,369	$23,002	$9,709	$(91,071)	$155,268
Losses and LAE	$134,837	$156,005	$122,950	$211,506	$132,475	$245,746	$135,850	$209,610
Net income (loss)	$20,915	$189,253	$154,761	$69,728	$57,252	$(19,576)	$(30,947)	$93,401
Combined ratio	105.0%	99.0%	105.9%	126.9%	100.5%	125.2%	98.0%	106.9%

[1]	Investment income includes pre-tax equity in earnings (losses) of investees of $122, $(709) and $35,846 in 2009, 2008 and 2007, respectively.

[2]	The increase in investment income in the fourth quarter of 2009 as compared to the fourth quarter of 2008 was primarily attributable to higher earnings from investments at equity.

[3]	The decrease in net realized investment gains in the fourth quarter of 2009 as compared to the fourth quarter of 2008 was primarily attributable to lower gains on total return swaps.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	(T). CONTROLS AND PROCEDURES
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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2009 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The Company’s directors and executive officers are as follows:

Name	Age	Position
V. Prem Watsa	59	Chairman
Douglas M. Libby	58	President, Chief Executive Officer and Director
Mary Jane Robertson	56	Executive Vice President, Chief Financial Officer, Treasurer and Director
Alan D. Horn[1,2,4]	58	Director
Anthony F. Griffiths[1,2,3]	79	Director
Robert J. Gunn[1,2]	64	Director
Brandon W. Sweitzer[1]	67	Director

[1]	Audit committee member.

[2]	Compensation committee member.

[3]	Chairman of the compensation committee.

[4]	Chairman of the audit committee.
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
Douglas M. Libby has served as the Chairman and Chief Executive Officer of the Company’s principal insurance subsidiaries since January 1, 2008 and as President and Chief Executive Officer of the Company since March 8, 2008 and a director since October 7, 2009. Mr. Libby previously served as President and Chief Executive Officer of Seneca Insurance Company, Inc., the Company’s subsidiary, from 1997 through 2009, and is currently its Chairman.
Mary Jane Robertson has served as the Company’s Executive Vice President and Chief Financial Officer since March 7, 2002, its Treasurer since May 20, 2003 and a director since October 7, 2009. Ms. Robertson has served as Executive Vice President, Treasurer and a director of the Company’s principal insurance subsidiaries since 1999.
Alan D. Horn has served as a member of the Company’s board of directors since April 16, 2008 and is chairman of the audit committee and a member of the compensation committee. Mr. Horn is a chartered accountant and has been Chairman of Rogers Communications Inc., and President and Chief Executive Officer of Rogers Telecommunications Limited since March, 2006. From 1996 to 2006, Mr. Horn served as Vice President, Finance and Chief Financial Officer of Rogers Communications Inc. From 1990 to 1996, Mr. Horn served as President and Chief Operating Officer of Rogers Telecommunications Limited. He is currently a director of Fairfax and the chairman of its audit committee as well as a director of March Networks Corporation and CCL Industries Inc.
Anthony F. Griffiths has served as a member of the Company’s board of directors since March 6, 2002. Since 1993, Mr. Griffiths has been an independent business consultant and corporate director. He is currently a director of Fairfax and several of its subsidiaries, including Odyssey. Mr. Griffiths is also a director of AbitibiBowater Inc., Bronco Energy Ltd., Jaguar Mining Inc., Vitran Corporation Inc., Novadaq Technologies Inc., Gedex Inc., and Russel Metals Inc. Mr. Griffiths is a director and serves on the audit committees of Fairfax and several of its subsidiaries, as well as Jaguar Mining Inc. He is also a Trustee of The Brick Income Fund.
Robert J. Gunn has served as a member of the Company’s board of directors since March 30, 2007. Mr. Gunn is currently an independent business consultant and corporate director. Since 2004, Mr. Gunn has been Vice Chairman of the board of directors and a member of the audit committee of Northbridge. Mr. Gunn previously served as the Chief Executive Officer and Chief Operating Officer of Royal & SunAlliance PLC, in London, England, from 2002 to 2003 and 2001 to 2002, respectively. He also served as Group Director, Americas, of Royal & SunAlliance, from 1998 to 2001. From 1990 to 2001, Mr. Gunn held the positions of President and Chief Executive Officer at Royal & SunAlliance Canada. He is currently a director and member of the audit committees of Fairfax, Energy Split Corp. Inc. and Energy Split Corp. II Inc.

Brandon W. Sweitzer has served as a member of the Company’s board of directors and audit committee since October 7, 2009. Mr. Sweitzer is a Senior Fellow of the U.S. Chamber of Commerce. He is a director of Fairfax, Odyssey, Falcon Insurance Company, First Capital Insurance Limited, and United Educators. He also serves on the Board of the St. John’s University School of Risk Management. Mr. Sweitzer became Chief Financial Officer of Marsh Inc. in 1981, and was its President from 1999 through 2000. From 1996 to 1999, Mr. Sweitzer served as President and Chief Executive Officer of Guy Carpenter & Company.
Corporate Governance
Messrs. Horn, Griffiths, Gunn and Sweitzer are independent as independence is defined in the listing standards of the New York Stock Exchange.
Audit Committee and Audit Committee Financial Expert
The Company’s board of directors has established an audit committee composed of Messrs. Horn, Griffiths, Gunn and Sweitzer. The audit committee’s primary responsibilities include: engaging independent accountants; consulting with management on the hiring of the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing the Company’s systems of controls and policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts.
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
Compensation of Directors
Messrs. Horn, Griffiths, Gunn, and Sweitzer are compensated annually in the amount of $15,000, plus $750 per board meeting attended and their reasonable expenses of each attendance. In addition, Messrs. Horn, Griffiths, Gunn and Sweitzer serve on Crum & Forster’s audit and/or compensation committees and receive $750 per committee meeting attended if held separately from a board meeting.
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s principal accountants are PricewaterhouseCoopers LLP (“PwC”). Aggregate fees billed and services provided are summarized as follows:

	Years Ended December 31,
(dollars in thousands)	2009	2008
Audit fees	$1,309.2	$1,385.0
Audit-related fees	643.3	664.0
Tax fees	85.4	14.3
All other fees	3.1	2.5

Total fees billed by principal accountants	$2,041.0	$2,065.8

Audit Fees
Audit fees incurred for the years ended December 31, 2009 and 2008 consisted of fees for professional services rendered by PwC for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
Audit-related fees incurred for the years ended December 31, 2009 and 2008 consisted of fees for professional services rendered by PwC for review of management’s assessment of internal control over financial reporting. Management’s assessment of internal control over financial reporting was performed in support of Fairfax’s certification under Section 404 of the Sarbanes-Oxley Act of 2002.
Tax Fees
Tax fees incurred for the year ended December 31, 2009 consisted of fees for professional services rendered by PwC for the review of tax returns and investment related tax services. Tax fees incurred for the year ended December 31, 2008 consisted of fees for the review of tax returns.
All Other Fees
All other fees incurred for the years ended December 31, 2009 and 2008 were in respect of fees for online accounting database subscription services.
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
Financial Statement Schedules
See index to financial statements and related financial statement schedules on page 118.

Exhibits

Exhibit
Number	Exhibit	Location*
3.1	Certificate of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
4.1	Indenture between the Company and the Bank of New York dated as of May 7, 2007	Exhibit 4.2 to the form 8-K of the Company filed on May 10, 2007
10.1	Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 8, 2004	Exhibit 10.1 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.2	Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance effective as of January 8, 2004	Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.3	Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2002	Exhibit 10.3 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.4	Master Repurchase Agreement between North River and Fairfax effective as of January 8, 2004	Exhibit 10.4 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.5	Master Repurchase Agreement between CF Insurance and Fairfax effective as of January 8, 2004	Exhibit 10.5 to Amendment No. 3 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on February 24, 2004.
10.6	Investment Management Agreement among Hamblin Watsa, Fairfax and the Company effective as of December 21, 2004	Exhibit 10.6 to the Form 10-K of the Company for the year ended December 31, 2004, filed on March 7, 2005.
10.7	Investment Agreement among Hamblin Watsa, Fairfax and US Fire effective as of October 1, 2002	Exhibit 10.7 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.8	Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2002	Exhibit 10.8 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.9	Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of January 1, 2002	Exhibit 10.9 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.10	Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2002	Exhibit 10.10 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.11	Intentionally left blank
10.13	Intercompany Tax Allocation Agreement between Fairfax Inc. and US Fire and CF Indemnity and Seneca effective as of December 15, 2000	Exhibit 10.13 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.15	Master Repurchase Agreement between CF Indemnity and Fairfax effective as of July 1, 2000	Exhibit 10.15 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.16	Master Repurchase Agreement between US Fire and Fairfax effective as of July 1, 2000	Exhibit 10.16 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.23	Put Agreement between US Fire, ORC Re Limited and Fairfax effective as of June 28, 2002	Exhibit 10.23 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.25	Intentionally left blank
10.27	Intentionally left blank
10.28	Intentionally left blank
10.30	Blended Aggregate Stop Loss Reinsurance Agreement between the Company and ORC Re Limited effective as of January 1, 2000	Exhibit 10.30 to the Registration Statement on Form S-4 (No. 333-107722) of the Company filed on August 7, 2003.
10.37	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Specialty effective as of January 1, 2005	Exhibit 10.37 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.

Exhibit
Number	Exhibit	Location*
10.38	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca Specialty effective as of January 1, 2005	Exhibit 10.38 to the Form 10-Q of the Company for the period ended September 30, 2005, filed on October 28, 2005.
10.40	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and North River effective as of January 1, 2005	Exhibit 10.40 to the Form 10-Q of the Company for the period ended March 31, 2007, filed on May 3, 2007.
10.41	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Insurance Company effective as of January 1, 2005	Exhibit 10.41 to the Form 10-Q of the Company for the period ended March 31, 2007, filed on May 3, 2007.
10.42	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and US Fire Company effective as of April 1, 2007	Exhibit 10.42 to the Form 10-Q of the Company for the period ended June 30, 2007, filed on August 3, 2007.
10.43	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and CF Indemnity effective as of April 1, 2007	Exhibit 10.43 to the Form 10-Q of the Company for the period ended June 30, 2007, filed on August 3, 2007.
10.45	Fairfax Inc. and Crum & Forster Holdings Corp. Inter-Company Tax Allocation Agreement effective as of January 1, 2007	Exhibit 10.45 to the Form 10-Q of the Company for the period ended September 30, 2007, filed on November 1, 2007.
10.46	Amendment Number 1 to the Investment Agreement among Hamblin Watsa, Fairfax and Seneca effective as of January 1, 2005.	Exhibit 10.46 to the Form 10-K of the Company for the year ended December 31, 2008, filed on February 27, 2009.
10.47
Intercompany Tax Allocation Agreement effective as of January 1, 2009 among Crum & Forster Holdings Corp., US Fire, North River, CF Insurance Company, CF Indemnity, CF Specialty, Excelsior Claims Administrators, Inc., Seneca Risk Services, Inc., Seneca Specialty, and Fairmont Specialty Insurance Managers, Inc.
Filed herewith
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

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: February 26, 2010	By:	/s/ Douglas M. Libby
Douglas M. Libby
President, Chief Executive Officer and Director

Date: February 26, 2010	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer, Treasurer and Director
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

Signature		Title	Date

By:	/s/ V. Prem Watsa V. Prem Watsa	Chairman of the Board	February 26, 2010

By:	/s/ Douglas M. Libby Douglas M. Libby	President, Chief Executive Officer and Director	February 26, 2010

By:	/s/ Mary Jane Robertson Mary Jane Robertson	Executive Vice President, Chief Financial Officer, Treasurer and Director	February 26, 2010

By:	/s/ Alan D. Horn Alan D. Horn	Director	February 26, 2010

By:	/s/ Anthony F. Griffiths Anthony F. Griffiths	Director	February 26, 2010

By:	/s/ Robert J. Gunn Robert J. Gunn	Director	February 26, 2010

By:	/s/ Brandon W. Sweitzer Brandon W. Sweitzer	Director	February 26, 2010

INDEX TO FINANCIAL STATEMENTS AND RELATED FINANCIAL STATEMENT SCHEDULES

Page
Number

Consolidated Financial Statements	68

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	119

Schedule I—Summary of Investments Other Than Investments in Related Parties	120

Schedule II—Condensed Balance Sheets of Crum & Forster Holdings Corp. at December 31, 2009 and 2008 (Parent Company Only)	121

Schedule II—Condensed Statements of Income of Crum & Forster Holdings Corp. for the Years Ended December 31, 2009, 2008 and 2007 (Parent Company Only)	122

Schedule II—Condensed Statements of Cash Flows of Crum & Forster Holdings Corp. for the Years Ended December 31, 2009, 2008 and 2007 (Parent Company Only)	123

Schedule II—Notes to Condensed Financial Statements	124

Schedule III—Supplementary Insurance Information	*

Schedule IV—Reinsurance	*

Schedule V—Valuation and Qualifying Accounts	125

Schedule VI—Supplementary Insurance Information	*

*	Schedule omitted as required information is contained within the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES
To the Board of Directors and Shareholder of Crum & Forster Holdings Corp. and Subsidiaries:
Our audits of the consolidated financial statements referred to in our report dated February 26, 2010 appearing in this 2009 annual report on Form 10-K of Crum & Forster Holdings Corp. and Subsidiaries also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
New York, New York
February 26, 2010

SCHEDULE I
CRUM & FORSTER HOLDINGS CORP.
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
(Dollars in thousands)

	At December 31, 2009
	Cost or		Amount at which
	Amortized	Estimated	Shown in the
	Cost	Fair Value[1]	Balance Sheet
Fixed income securities:
Available-for-sale:
United States government and government agencies and authorities	$81,282	$87,765	$87,765
States, municipalities and political subdivisions	1,185,380	1,328,964	1,328,964
Other	80,483	102,817	102,817

Total fixed income securities available-for-sale	1,347,145	1,519,546	1,519,546
Fixed income securities, held-for-trading:	321,359	321,359	321,359

Total fixed income securities	1,668,504	1,840,905	1,840,905

Equity securities — common stocks	1,007,805	1,214,205	1,284,102

Investments at equity	55,020	55,020	167,331

Derivatives and other invested assets	47,517	47,517	387,902

Short term investments	68,211	68,211	68,211

Total investments	$2,847,057	$3,225,858	$3,748,451

[1]	Excludes investments in related parties at fair value of $522,593 at December 31, 2009.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$2,461	$3,123
Short-term investments at cost, which approximates fair value	—	5,289
Investments in and advances to/from consolidated subsidiaries	1,834,581	1,485,189
Current income taxes	928	3,607
Other assets	4,660	5,260

Total assets	$1,842,630	$1,502,468

LIABILITIES
Accounts payable and other liabilities	$7,423	$19,612
Deferred income taxes	5,366	5,922
Long-term debt	312,114	310,502

Total liabilities	324,903	336,036

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income (loss), net of tax	256,859	(7,455)
Retained earnings	519,875	432,894

Total shareholder’s equity	1,517,727	1,166,432

Total liabilities and shareholder’s equity	$1,842,630	$1,502,468

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
REVENUES
Equity in earnings of subsidiaries	$222,978	$357,610	$326,962
Investment (loss) income	(80)	310	1,592
Realized investment gains	—	—	8,612

Total revenues	222,898	357,920	337,166

EXPENSES
Interest expense	27,818	27,885	29,850
Costs related to early retirement of debt	—	392	21,187
Other expense, net	4,406	10,199	11,135

Total expenses	32,224	38,476	62,172

Income before income taxes	190,674	319,444	274,994
Income tax benefit	(11,307)	(13,362)	(18,188)

NET INCOME	$201,981	$332,806	$293,182

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II
CRUM & FORSTER HOLDINGS CORP. (PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION OF CRUM & FORSTER HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$201,981	$332,806	$293,182
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries, net of dividends and other payments to/receipts from subsidiaries[1]	(84,578)	(5,108)	(213,135)
Realized investment gains	—	—	(8,612)
Amortization and accretion	2,243	2,108	1,958
Deferred income tax expense	—	—	66,321
Other non-cash net income adjustments	—	170	8,259
Changes in:
Other assets	2,159	1,495	(2,129)
Accounts payable and other liabilities	(12,756)	4,200	(32,211)

Net cash provided by operating activities	109,049	335,671	113,633

INVESTING ACTIVITIES
Purchases of short-term investments	(5,580)	(30,701)	(9,652)
Proceeds from sales of short-term investments	10,869	35,064	—
Purchases of other invested assets	—	—	(13,143)
Proceeds from sales of other invested assets	—	—	28,510

Net cash provided by (used in) investing activities	5,289	4,363	5,715

FINANCING ACTIVITIES
Dividends paid to shareholder	(115,000)	(335,202)	(128,825)
Repayment of 10 3/8% senior notes	—	(4,270)	(295,730)
Issuance of 7 3/4% senior notes	—	—	330,000
New debt issuance costs	—	—	(23,912)

Net cash used in financing activities	(115,000)	(339,472)	(118,467)

Net change in cash and cash equivalents	(662)	562	881
Cash and cash equivalents, beginning of year	3,123	2,561	1,680

Cash and cash equivalents, end of year	$2,461	$3,123	$2,561

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$25,575	$25,797	$24,907

Cash refund received for income taxes	$(13,418)	$(13,994)	$(40,487)

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Fixed income securities transferred to parent as payment for income taxes	$54,008	$—	$—

In-kind dividend payment to parent in the form of fixed income securities	$—	$158,798	$—

Note received from parent in partial settlement of the Company’s tax net operating losses	$—	$—	$41,882

Note received from parent in settlement of the sale of a common stock investment	$—	$—	$12,993

In-kind dividend payment to parent representing cancellation of the aforementioned notes received from parent in 2007	$—	$—	$54,875

[1]	Includes cash dividends received from subsidiaries of $138,400, $352,502 and $129,195 in 2009, 2008 and 2007.
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

2.
The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. In 2009, 2008 and 2007, the insurance subsidiaries paid dividends totaling $138,400, $511,300 and $138,200, respectively, to the Company, including an extraordinary dividend of $350,000 in 2008, for which the Company received prior regulatory approval. The maximum dividends that can be paid by the insurance companies to the Company in 2010, without prior regulatory approval, are $163,776.

SCHEDULE V
CRUM & FORSTER HOLDINGS CORP.
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

			Charges
		Balance at	to Costs		Charged to		Balance at
		Beginning of	and		Other		End of
Year	Description	Year	Expenses		Accounts	Deductions	Year

2009	Reserve for uncollectible premiums	$20,191	(496)[1]		(1,327)[2]	(868)[3]	$17,500
2008	Reserve for uncollectible premiums	$22,535	—		(100)[2]	(2,244)[3]	$20,191
2007	Reserve for uncollectible premiums	$25,331	—		(1,000)[2]	(1,796)[3]	$22,535

2009	Reserve for uncollectible reinsurance	$55,999	2,000	[4]	—	(3,771)[5]	$54,228
2008	Reserve for uncollectible reinsurance	$50,021	7,700	[4]	—	(1,722)[5]	$55,999
2007	Reserve for uncollectible reinsurance	$42,777	8,000	[4]	—	(756)[5]	$50,021

2009	Reserve for uncollectible loss deductibles	$8,588	854	[6]	—	(848)[7]	$8,594
2008	Reserve for uncollectible loss deductibles	$12,780	(4,192)[6]		—	—	$8,588
2007	Reserve for uncollectible loss deductibles	$8,811	4,008	[6]	—	(39)[7]	$12,780

[1]	Represents decreases to the reserve for uncollectible premiums charged against operating expenses.

[2]	Represents decreases to the reserve for uncollectible premiums charged against premiums earned.

[3]	Represents uncollectible premiums written off to the reserve.

[4]	Represents increases to the reserve for uncollectible reinsurance charged to losses and LAE.

[5]	Represents uncollectible reinsurance recoverable balances written off to the reserve.

[6]	Represents increases (decreases) to the reserve for uncollectible loss deductibles charged to losses and LAE.

[7]	Represents uncollectible loss deductibles written off to the reserve.