Form 10-Q
period 2010-03-31
CRUM & FORSTER HOLDINGS CORP
filed 2010-04-30
CIK 1168338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	Commission File Number:
March 31, 2010	333-84068
Crum & Forster Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other Jurisdiction of	04-3611900
Incorporation or Organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 30, 2010
Common Stock, $.01 Par Value	100

CRUM & FORSTER HOLDINGS CORP.
Form 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Investments:
Fixed income securities, available-for-sale, at fair value (amortized cost of $1,270,226 and $1,323,120 in 2010 and 2009, respectively)	$1,434,229	$1,490,121
Fixed income securities, held-for-trading, at fair value	363,172	321,359
Equity securities, available-for-sale, at fair value (cost of $668,208 and $1,070,577 in 2010 and 2009, respectively)	865,758	1,284,102
Investments at equity	173,836	167,331
Derivatives and other invested assets, at fair value	389,104	387,902
Short-term investments, at fair value	18,472	68,211

Total investments	3,244,571	3,719,026
Cash and cash equivalents	579,190	243,569
Assets pledged for derivatives	82,434	29,425
Accrued investment income	33,071	31,244
Premiums receivable	168,322	164,802
Reinsurance recoverable	674,626	686,277
Reinsurance recoverable from affiliates	210,025	206,420
Prepaid reinsurance premiums	23,955	25,330
Deferred income taxes	77,908	86,410
Deferred policy acquisition costs	45,755	45,740
Other assets	103,560	65,780

Total assets	$5,243,417	$5,304,023

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,604,162	$2,672,605
Unearned premiums	300,680	297,821
Funds held under reinsurance contracts	250,296	246,324
Accounts payable and other liabilities	175,381	151,038
Deferred income on retroactive reinsurance	102,430	106,394
Long-term debt	312,540	312,114

Total liabilities	3,745,489	3,786,296

Commitments and contingencies (Note 9)
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Additional paid-in capital	740,993	740,993
Accumulated other comprehensive income, net of tax	248,875	256,859
Retained earnings	508,060	519,875

Total shareholder’s equity	1,497,928	1,517,727

Total liabilities and shareholder’s equity	$5,243,417	$5,304,023

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES
Premiums earned	$182,574	$207,430
Investment income	28,287	35,393
Net realized investment gains (losses)	162,401	(91,071)

Total revenues	373,262	151,752

EXPENSES
Losses and loss adjustment expenses	126,206	135,850
Policy acquisition costs	28,601	29,555
Other underwriting expenses	36,870	37,882
Interest expense	6,977	6,939
Other expense	1,774	797

Total expenses	200,428	211,023

Income (loss) before income taxes	172,834	(59,271)
Income tax (expense) benefit	(54,649)	28,324

NET INCOME (LOSS)	$118,185	$(30,947)

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
COMMON STOCK
Balance, beginning and end of period	$—	$—

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	740,993	740,993

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance, beginning of period	256,859	(7,455)
Unrealized investment losses, net of transfers to realized investment gains and losses	(7,554)	(77,310)
Foreign currency translation	(354)	137
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	(76)	(57)

Balance, end of period	248,875	(84,685)

RETAINED EARNINGS
Balance, beginning of period	519,875	432,894
Net income (loss)	118,185	(30,947)
Dividends to shareholder	(130,000)	—

Balance, end of period	508,060	401,947

TOTAL SHAREHOLDER’S EQUITY	$1,497,928	$1,058,255

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET INCOME (LOSS)	$118,185	$(30,947)

Change in components of other comprehensive loss for the period, before tax:
Unrealized investment losses, net of transfers to realized investment gains and losses	(11,621)	(118,938)
Foreign currency translation	(545)	211
Amortization of actuarial gain and transition obligation included in net periodic benefit costs	(117)	(87)

Other comprehensive loss for the period, before tax	(12,283)	(118,814)

Deferred income tax benefit (expense) for the period:
Deferred income tax benefit from unrealized investment losses	4,067	41,628
Deferred income tax benefit (expense) from foreign currency translation	191	(74)
Deferred income tax benefit from amortization of actuarial gain and transition obligation included in net periodic benefit costs	41	30

Total deferred income tax benefit for the period	4,299	41,584

Other comprehensive loss for the period, net of tax	(7,984)	(77,230)

COMPREHENSIVE INCOME (LOSS)	$110,201	$(108,177)

The accompanying notes are an integral part of the consolidated financial statements.

CRUM & FORSTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$118,185	$(30,947)
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discount on fixed income securities	(1,419)	(2,491)
Realized investment (gains) losses	(162,401)	91,071
Earnings of equity method investees, net of dividends	(3,725)	(804)
Depreciation and amortization	1,453	1,546
Deferred income tax expense (benefit)	12,800	(60,037)
Other non-cash net income adjustments	(44)	2,429
Changes in:
Accrued investment income	(1,827)	(7,319)
Premiums receivable	(3,469)	7,423
Reinsurance recoverable	8,046	18,253
Prepaid reinsurance premiums	1,375	(1,161)
Deferred policy acquisition costs	(15)	3,899
Other assets	562	1,716
Unpaid losses and loss adjustment expenses	(68,443)	(116,777)
Unearned premiums	2,859	(25,999)
Accounts payable and other liabilities	23,683	(88,041)

Net cash used in operating activities	(72,380)	(207,239)

INVESTING ACTIVITIES
Purchases of fixed income securities, available-for-sale	(5,004)	(182,481)
Proceeds from sales of fixed income securities, available-for-sale	24,938	151,463
Proceeds from maturities of fixed income securities, available-for-sale	—	48,300
Purchases of fixed income securities, held-for-trading	(24,043)	(89,731)
Proceeds from sales of fixed income securities, held-for-trading	16,027	15,873
Purchases of equity securities	(26,357)	(212,687)
Proceeds from sales of equity securities	511,964	38,288
Net (purchases) sales of investments at equity	(630)	5,458
Purchases of derivatives and other invested assets	(11,583)	(799)
Proceeds from sales of derivatives and other invested assets	—	106,262
Purchases of short-term investments	(29,410)	(104,167)
Proceeds from sales of short-term investments	70,898	574,172
Net change in cash and cash equivalents held as collateral	—	4,416
Net settlement of total return swaps and futures contracts	12,950	(343)
Purchases of fixed assets	(1,749)	(489)

Net cash provided by investing activities	538,001	353,535

FINANCING ACTIVITIES
Dividends to shareholder	(130,000)	—

Net cash used in financing activities	(130,000)	—

Net change in cash and cash equivalents	335,621	146,296
Cash and cash equivalents, beginning of period	243,569	159,862

Cash and cash equivalents, end of period	$579,190	$306,158

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid to parent for income taxes	$9,525	$108,785

SUPPLEMENTAL NON-CASH OPERATING AND INVESTING ACTIVITIES
Fixed income securities transferred to parent as payment for income taxes	$—	$54,008

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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Such estimates and assumptions may differ from actual results. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.
The interim financial data at March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring items that are necessary for a fair presentation of the Company’s results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current year’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
ASU 2009-17. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises with Variable Interest Entities, (“ASU 2009-17”), which amends previous guidance under the Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). The guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity. It also requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in fact and circumstances occur and ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. ASU 2009-17 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted ASU 2009-17 effective January 1, 2010 and its adoption did not affect the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
3. Investments
The aggregate carrying value of the Company’s investment portfolio was $3,906,195 and $3,992,020 at March 31, 2010 and December 31, 2009, respectively, and is comprised of available-for-sale securities, held-for-trading securities, investments at equity, derivatives and other invested assets, short-term investments, cash and cash equivalents and assets pledged for derivatives.
Available-For-Sale Securities
Investments in available-for-sale fixed income and equity securities are summarized below:

	At March 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed income securities:
United States government and government agencies and authorities	$81,902	$7,595	$412	$89,085
States, municipalities and political subdivisions[1]	1,190,759	151,905	1,610	1,341,054
Other corporate	59,954	16,817	245	76,526

Total fixed income securities	1,332,615	176,317	2,267	1,506,665
Equity securities — common stocks	668,208	198,454	904	865,758

Total available-for-sale securities	$2,000,823	$374,771	$3,171	$2,372,423

[1]	Includes assets pledged for derivatives at a fair value of $72,436 (amortized cost of $62,389).
Included in equity securities at March 31, 2010 is one holding which exceeds 10% of shareholder’s equity, a $170,844 investment in Johnson & Johnson common stock, which represents 11.4% of shareholder’s equity at that date.

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
The Company holds significant investments in equities and equity related securities. The market values and liquidity of these investments are volatile and may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known over the long term. Certain individual available-for-sale securities had gross unrealized losses at March 31, 2010, totaling $3,171, which represented approximately 1.8% of the cost or amortized cost of such securities in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The number of continuous months in which securities in an unrealized loss position at March 31, 2010 and December 31, 2009 were in such a position is summarized as follows:

	March 31, 2010			December 31, 2009
			Number			Number
	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Loss	Securities	Value	Loss	Securities
Fixed income securities:
Investment grade:
U.S. government and government agencies and authorities:
6 months or less	$11,319	$412	3	$11,284	$462	3

States, municipalities and political subdivisions:
6 months or less	131,361	1,610	7	134,841	7,873	8
7 – 12 months	—	—	—	—	—	—
Greater than 12 months	—	—	—	518	41	1

	131,361	1,610	7	135,359	7,914	9

Non-investment grade, other corporate:
6 months or less	8,652	245	1	—	—	—

Total fixed income securities	151,332	2,267	11	146,643	8,376	12

Equity securities:
6 months or less	5,068	772	2	5,678	646	2
7 – 12 months	—	—	—	21,439	133	1
Greater than 12 months	21,440	132	1	—	—	—

Total equity securities	26,508	904	3	27,117	779	3

Total securities in an unrealized loss position	$177,840	$3,171	14	$173,760	$9,155	15

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
Management reviewed currently available information regarding all securities where the estimated fair value was less than cost or amortized cost at March 31, 2010 and based thereon, recorded other than temporary impairment charges of $549 in the three months ended March 31, 2010, attributable to one equity security. For the three months ended March 31, 2009, the Company recorded other than temporary impairment charges of $54,401 of which $3,507 was in respect of fixed income securities, all of which was credit related, and the remaining $50,894 was due to write downs of equity securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
Fixed Income Securities Designated as Held-for-Trading
Fixed income securities classified as held-for-trading include those purchased for short-term investment objectives and those voluntarily designated as such by management pursuant to the fair value option under ASC 815-15, Derivatives and Hedging, Embedded Derivatives. These securities include convertible securities with embedded derivatives (which allow the Company to convert the fixed income securities to equity securities), mortgage-backed securities purchased at deep discounts to par and certain corporate fixed income securities. Held-for-trading securities are recorded at fair value in the consolidated balance sheets with changes in fair value recognized as realized investment gains and losses in the consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2010 and 2009, changes in the fair value of held-for-trading securities (including gains or losses on disposal), amounted to gains (losses) of $32,398 and $(13,924), respectively. The fair values of these securities were $363,172 and $321,359 at March 31, 2010 and December 31, 2009, respectively.
Included in held-for-trading securities are two convertible securities issued by Level 3 Communications, Inc. (“Level 3”) with a combined value of $149,809 which together with an investment in Level 3 common stock of $39,267, represented 12.6% of shareholder’s equity at March 31, 2010 (12.0% at December 31, 2009).
Investments at Equity
Investments at equity include investments in entities that are consolidated subsidiaries of Fairfax, but are less than 50% owned by the Company, as well as investments in certain partnerships, accounted for under the equity method of accounting. These investments consist of equity interests of between approximately 1.0% and 47.0% at March 31, 2010, with a total carrying value of $173,836 and $167,331 at March 31, 2010 and December 31, 2009, respectively.
Derivatives and Other Invested Assets
Derivative Securities
The Company’s derivative securities are comprised of credit default swaps, short equity index and long equity total return swaps, and other derivatives, none of which are designated as hedges for financial reporting purposes. The fair value of derivative assets are presented in the consolidated balance sheets in derivatives and other invested assets and the fair value of derivative liabilities are presented in the consolidated balance sheets in accounts payable and other liabilities. Changes in fair value of derivative securities are included in realized investment gains and losses in the consolidated statements of operations in the period in which they occur.
The following table summarizes the Company’s derivative securities at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
			Fair Value			Fair Value
	Notional		Asset/	Notional		Asset/
	Amount	Cost	(Liability)	Amount	Cost	(Liability)
Credit default swaps	$1,489,576	$21,624	$18,782	$1,570,393	$21,624	$20,027
Total return swaps – short positions	496,855	—	(1,406)	472,706	—	(1,917)
Total return swaps – long positions	518,893	—	(1,412)	—	—	—
Other	—	21,625	9,987	—	10,225	—
Credit Default Swaps
The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of March 31, 2010, all credit default swap contracts held by the Company have been purchased from and entered into with Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The credit default swaps are recorded at fair value with changes in fair value recognized as realized investment gains or losses in the period in which they occur. The Company obtains broker-dealer quotes which are based on observable credit spreads for its credit default swaps. The Company assesses the reasonableness of the broker-dealer quotes by comparing the fair values to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility arising from the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity. The fair value of the credit default swaps may vary materially either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. The Company’s holdings of credit default swaps at March 31, 2010 and December 31, 2009, have declined significantly relative to prior years, largely as a result of closing transactions and changes in fair value. The Company may initiate new credit default swap contracts as a hedging mechanism in the future, but there can be no assurance that it will do so.
At March 31, 2010, the credit default swap portfolio had an average term to expiry of 2.0 years. A maturity analysis of the credit default swaps follows:

	Notional
	Amount	Fair Value
Expiring in one year or less	$668,305	$773
Expiring after 1 year through 5 years	821,271	18,009

	$1,489,576	$18,782

The following tables summarize the effect of the credit default swaps and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the three months ended March 31, 2010 and 2009:

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive		Net
	Value	Value	Income	Earnings	Equity
Credit risk exposures:
Fixed income securities[1]	$1,780,752	$1,780,752	$949	$38,107	$39,056
Warrants	101,201	392	—	392	392
Premiums receivable	168,322	168,322	—	51	51
Reinsurance recoverable	884,651	884,651	—	—	—

Total credit risk exposure	$2,934,926	$2,834,117	949	38,550	39,499

Hedging instruments:
Credit default swaps	$1,489,576	$18,782	—	(1,245)	(1,245)

Net exposure			$949	$37,305	$38,254

[1]	Excludes $89,085 of U.S. government securities with a gain in other comprehensive income of $700.
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the three months ended March 31, 2010 was $5,045.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)

	As of and for the Three Months Ended March 31, 2009
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive		Net
	Value	Value	Income	Earnings	Equity
Credit risk exposures:
Fixed income securities[1]	$1,713,293	$1,713,293	$57,390	$(4,312)	$53,078
Warrants	101,201	1	—	1	1
Premiums receivable	174,360	174,360	—	(375)	(375)
Reinsurance recoverable	947,228	947,228	—	(2,000)	(2,000)

Total credit risk exposure	$2,936,082	$2,834,882	57,390	(6,686)	50,704

Hedging instruments:
Credit default swaps	$1,464,427	$61,366	—	32,196	32,196
Eurodollar futures contracts	—	—	—	(343)	(343)

Total hedging instruments	$1,464,427	$61,366	—	31,853	31,853

Net exposure			$57,390	$25,167	$82,557

[1]	Excludes $102,788 of U.S. government securities with a loss in other comprehensive income of $11,571 and realized gain of $1,066.
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the three months ended March 31, 2009 was $104,076.
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
Total Return Swaps
The Company holds short positions in equity index total return swaps primarily to provide protection against significant declines in the value of its equity and equity related holdings. During the first quarter of 2010, the Company also entered into a limited number of long positions in equity total return swaps with a notional value of $518,893 at March 31, 2010, which are designed to replicate the Company’s investment in certain common stock positions that the Company sold during the quarter. The Company’s maximum potential cash loss on its long total return swaps is limited to their notional value. The total return swaps contain contractual reset provisions requiring counterparties to cash-settle on a monthly basis any market value movements arising since the prior settlement. Any cash paid to settle unfavorable market value changes and, conversely, any cash received in settlement of favorable market value changes are recognized as realized investment gains and losses on the consolidated statements of operations in the period in which they occur. To the extent that a contractual reset date of a contract does not correspond to the balance sheet date, the Company records additional net realized investment gains or losses on the consolidated statements of operations to adjust the carrying value of the derivative asset or liability associated with each total return swap contract to reflect its fair value at the balance sheet date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The following table summarizes the effect of equity risk hedging instruments and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the three months ended March 31, 2010:

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
	Value	Value	Income[1]	Earnings	Net Equity
Equity exposures:
Equity securities	$865,758	$865,758	$(15,975)	$122,628	$106,653
Total return swaps — long	518,893	(1,412)	—	35,686	35,686
Investments at equity	173,836	173,836	2,705	3,852	6,557
Other invested assets	360,335	360,335	—	(7,724)	(7,724)

Total equity exposure	$1,918,822	$1,398,517	(13,270)	154,442	141,172

Hedging instruments:
Total return swaps — short	$496,855	$(1,406)	—	(23,637)	(23,637)

Net equity exposure			$(13,270)	$130,805	$117,535

[1]	Excludes foreign currency translation losses of $545.
The net cash flow effect from disposals of the above equity exposures and related hedging instruments for the three months ended March 31, 2010 was $143,289. There were no equity risk hedging instruments in effect during the three months ended March 31, 2009.
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
Other Derivatives
As an economic hedge against the potential adverse impact on the Company of changes in price levels in the economy, the Company has purchased inflation-linked derivative contracts referenced to inflation indices in the geographic regions in which the Company operates. As at March 31, 2010, these derivative contracts had a carrying value in the consolidated balance sheet of $9,595 and a cost of $11,400 (carrying value and cost at December 31, 2009 — $0). The initial premium paid for inflation-linked derivative contracts was recorded as a derivative asset and was subsequently adjusted for changes in the unrealized fair value of the contracts at the balance sheet date. Changes in the unrealized fair value of the contracts were recorded as net realized investment gains (losses) in the Company’s consolidated statement of operations at the balance sheet date with a corresponding adjustment to the carrying value of the derivative asset. In the event of a sale, expiration or early settlement of one of the Company’s inflation-linked derivative contracts, the Company would receive the fair value of that contract on the date of the transaction. The Company’s maximum potential cash loss is limited to the premiums paid to enter into the derivative contracts. Pursuant to the agreements governing the inflation-linked derivatives, counterparties to these transactions are contractually required to periodically deposit eligible collateral for the benefit of the Company in support of the then current fair value of the derivative contracts. At March 31, 2010 the fair value of this collateral was $11,513 (December 31, 2009 — $0).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
Counterparty Risk
The Company is exposed to credit risk in the event of non-performance of counterparties to its credit default swap, total return swap and other derivative securities contracts and endeavors to limit this risk through the terms of agreements negotiated with the counterparties. Pursuant to these agreements, the Company and the counterparties to these transactions are contractually required to deposit eligible collateral in collateral accounts for either the benefit of the Company or the counterparty depending on the then current fair value or change in fair value of the derivative contracts. At March 31, 2010, the fair value of collateral held in the name of the Company, all of which was comprised of U.S. Treasury securities that may be sold or repledged by the Company was $18,450. There was no collateral held in the name of the Company at December 31, 2009. The Company believes that any credit risk exposure, represented by the uncollateralized fair value of the derivative securities ($14,782 and $18,110 at March 31, 2010 and December 31, 2009, respectively), is low given the diversification among the counterparties. The Company funds all its obligations relating to the credit default swaps and similar derivative securities through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral.
The Company is required to post collateral equivalent to between 6% and 10% of the notional value of the total return swaps at the time the swap is opened. These assets are recorded at fair value in assets pledged for derivatives on the consolidated balance sheets. At March 31, 2010 and December 31, 2009, the fair value of the collateral posted, in the form of U.S. Treasury bills and municipal bonds, was $82,434 and $29,425, respectively.
The following table summarizes the changes in fair value of the Company’s derivative securities included in net realized investment gains and losses in the consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Credit default swaps	$(1,245)	$32,196
Total return swaps	12,049	—
Other	(1,413)	(342)

Total realized investment gains	$9,391	$31,854

Further analysis of the realized gains for the three months ended March 31, 2010 and 2009 is set forth in the tables below. The realized gains or losses on disposal represent inception to date gains or losses on positions closed in the periods.

	Three Months Ended March 31, 2010
	Credit Default	Total Return	Other
	Swaps	Swaps	Derivatives	Total
Realized gains on disposals or settlements	$—	$12,950	$—	$12,950
Reversal of mark-to-market losses recognized in prior periods	—	1,917	—	1,917
Mark-to-market (losses) gains recognized in 2010	(1,245)	(2,818)	(1,413)	(5,476)

Net realized investment gains (losses)	$(1,245)	$12,049	$(1,413)	$9,391

	Three Months Ended March 31, 2009
	Credit Default	Other
	Swaps	Derivatives[1]	Total
Realized gains (losses) on disposals or settlements	$88,807	$(343)	$88,464
Reversal of mark-to-market gains recognized in prior periods	(60,119)	—	(60,119)
Mark-to-market gains recognized in 2009	3,508	1	3,509

Net realized investment gains (losses)	$32,196	$(342)	$31,854

[1]	Other includes warrants and Eurodollar futures contracts.
Other Invested Assets
At March 31, 2010, other invested assets include the Company’s investments in Advent and Odyssey, which are equity investments for which the Company has elected the fair value option, and a convertible preferred security that has been designated as held-for-trading. Changes in fair value of other invested assets are recognized as realized investment gains and losses in the consolidated statements of operations in the period in which they occur and amounted to losses of $7,723 and $71,062 for the three months ended March 31, 2010 and 2009, respectively. Other invested assets had a carrying value of $360,335 and $367,875 at March 31, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
4. Fair Value Disclosures
Fair Value Hierarchy
The Company has categorized its financial instruments into a three-level fair value hierarchy, based on the priority of inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest to unobservable data. When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
Level 3 – Valuations based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability.
The Company is responsible for determining the fair value of its investment portfolio by utilizing fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques which make use of current market data.
For determining the fair value of its Level 1 investments (approximately 27% of total investment portfolio at fair value), the Company utilizes quoted market prices in active markets for identical securities. The Company’s Level 1 investments are primarily exchange-traded equity securities that trade in active markets.
The Company’s Level 2 investments (approximately 62% of total investment portfolio at fair value), the majority of which are in U.S. government, municipal and corporate fixed income securities, are priced using publicly traded over-the-counter prices or broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. The Company’s Level 2 investments also include mortgage-backed securities, purchased at deep discounts to par and other derivative securities that are priced using broker-dealer quotes, credit default swaps that are priced using broker-dealer quotes which are based on observable credit spreads and inactively traded convertible corporate debentures which are valued using a pricing model, the inputs of which are derived principally from, or corroborated by, observable market data such as credit spreads and discount rates. For credit default swaps, the Company assesses the reasonableness of the fair values obtained from the broker-dealers by comparing the broker-dealer quotes to values produced using individual issuer credit default swap yield curves, by referencing them to movements in credit spreads and by comparing them to recent market transaction prices for similar credit default swaps where available.
The Company uses valuation models to establish the fair value of its Level 3 securities (approximately 11% of total investment portfolio at fair value). Level 3 securities include the Company’s investments in Odyssey and Advent common stock, which are valued using internally developed valuation models based on market multiples derived from a set of publicly traded comparable companies. The models, which require a significant amount of judgment, use current and historical market prices and book values of comparable companies to derive a current fair value. Also included in Level 3 are mortgage-backed securities purchased at deep discounts to par which are valued using an internal discounted cash flow model, which includes unobservable inputs that are supported by limited market-based activity. The Company assesses the reasonableness of the fair values of these securities by comparing the fair values to industry accepted valuation models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The following tables present the Company’s investments (excluding cash and cash equivalents) measured at fair value on a recurring basis, within the fair value hierarchy, at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$89,085	$—	$89,085
States, municipalities and political subdivisions	—	1,341,054	—	1,341,054
Other corporate	—	76,526	—	76,526

Total available-for-sale fixed income securities	—	1,506,665	—	1,506,665
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	109,799	17,821	127,620
Other corporate	—	235,552	—	235,552

Total held-for-trading fixed income securities	—	345,351	17,821	363,172
Equity securities	835,232	30,526	—	865,758
Derivatives and other invested assets	8,085	51,866	329,153	389,104
Short-term investments	—	28,470	—	28,470

Total	$843,317	$1,962,878	$346,974	$3,153,169

	December 31, 2009
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Assets	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale fixed income securities:
U.S. government and government agencies and authorities	$—	$87,765	$—	$87,765
States, municipalities and political subdivisions	—	1,328,964	—	1,328,964
Other corporate	—	102,817	—	102,817

Total available-for-sale fixed income securities	—	1,519,546	—	1,519,546
Fixed income securities, held-for-trading:
Residential mortgage-backed	—	89,746	14,272	104,018
Other corporate	—	217,341	—	217,341

Total held-for-trading fixed income securities	—	307,087	14,272	321,359
Equity securities	1,256,081	28,021	—	1,284,102
Derivatives and other invested assets	7,964	47,516	332,422	387,902
Short-term investments	—	68,211	—	68,211

Total	$1,264,045	$1,970,381	$346,694	$3,581,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The following table provides a summary of changes in fair value of Level 3 financial assets for the three months ended March 31, 2010 and 2009:

	March 31, 2010			March 31, 2009
	Fixed			Fixed
	Income	Equity		Income	Equity
	Securities	Securities	Total	Securities	Securities	Total
Balance, beginning of period	$14,272	$332,422	$346,694	$66,393	$—	$66,393
Purchases	6,214	184	6,398	9,969	—	9,969
Settlements	(5,802)	—	(5,802)	—	—	—
Transfers from Level 3	—	—	—	(47,611)	—	(47,611)
Realized investment gains (losses) included in net income	3,137	(3,453)	(316)	943	—	943

Balance, end of period	$17,821	$329,153	$346,974	$29,694	$—	$29,694

Realized investment gains (losses) relating to assets held at period end	$1,106	$(3,453)	$(2,347)	$727	$—	$727

Transfers from Level 3 into Level 2 are in respect of mortgage-backed securities for which broker-quotes, which utilize observable inputs, are used to value those securities. There were no transfers into or out of Level 1.
Fair Value Option
The Company has elected the fair value option for certain investments that would have otherwise been accounted for under the equity method of accounting. The fair value option allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in the fair value of assets and liabilities for which the election is made are recognized in net income as they occur. The fair value option election is permitted on an instrument-by-instrument basis at initial recognition of an asset or liability or upon occurrence of an event that gives rise to a new basis of accounting for that instrument. In determining the eligible financial instruments for which to elect the fair value option, the Company considered all of its equity method investments. These investments are often carried at values that do not reflect current fair market value. The Company decided that the fair value option would be appropriate for equity method investments for which there was a publicly quoted market price.
In December 2008, the Company elected the fair value option for its investments in Odyssey’s common and preferred stock. At the time, Odyssey was publicly traded on the New York Stock Exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During the fourth quarter of 2009, Fairfax purchased the remaining outstanding shares of Odyssey’s common stock that Fairfax did not already own, which resulted in Odyssey becoming a wholly-owned subsidiary of Fairfax of which the Company owns approximately 8.8% at March 31, 2010. At March 31, 2010 and December 31, 2009, the Company’s investments in Odyssey’s common and preferred stock are recorded in derivatives and other invested assets on the consolidated balance sheets at fair values of $304,436 and $8,085, and $305,818 and $7,964, respectively. For the three months ended March 31, 2010 and 2009, the total change in fair value of the Company’s investments in Odyssey common and preferred stock was a loss of $1,261 and $69,152, respectively, which was recorded in net realized investment gains and losses in the consolidated statements of operations. Dividends of $144 and $534 were received from Odyssey for the three months ended March 31, 2010 and March 31, 2009, respectively, and have been recorded as investment income in the consolidated statements of operations.
During the third quarter of 2008, the Company elected the fair value option for its investment in Advent. At the time, Advent was publicly traded on a foreign stock exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During the third and fourth quarters of 2009, Fairfax purchased the remaining outstanding shares of Advent which Fairfax did not already own, resulting in Advent becoming a wholly-owned subsidiary of Fairfax of which the Company owns approximately 17.5% at March 31, 2010. At March 31, 2010 and December 31, 2009, the Company’s investment in Advent is recorded in derivatives and other invested assets on the consolidated balance sheets at a fair value of $24,717 and $26,603, respectively. For the three months ended March 31, 2010 and 2009, the change in fair value of the Company’s investment in Advent was a loss of $2,070 and $1,910, respectively, which was recorded in net realized investment gains and losses in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
5. Unpaid Losses and Loss Adjustment Expenses
Changes in the Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Gross unpaid losses and LAE, beginning of period	$2,672,605	$2,987,803
Less ceded unpaid losses and LAE	632,750	684,239

Net unpaid losses and LAE, beginning of period	2,039,855	2,303,564

Losses and LAE incurred related to:
Current period	131,113	146,735
Prior years favorable development	(4,907)	(10,885)

Total losses and LAE incurred	126,206	135,850

Losses and LAE paid related to:
Current period	4,390	30,561
Prior years	184,791	208,064

Total losses and LAE paid	189,181	238,625

Net unpaid losses and LAE, end of period	1,976,880	2,200,789
Add ceded unpaid losses and LAE	627,282	670,237

Gross unpaid losses and LAE, end of period	$2,604,162	$2,871,026

A reconciliation of the ceded unpaid losses and LAE in the table above to the reinsurance recoverable reflected on the consolidated balance sheet follows:

March 31,
2010
Ceded unpaid losses and LAE in the table above	$627,282

Reconciling items:
Reinsurance recoverable on paid losses and LAE	11,091
Unamortized retroactive reinsurance recoverable	246,278

Total reconciling items	257,369

Reinsurance recoverable on the consolidated balance sheet	$884,651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
6. Asbestos and Environmental Losses and Loss Adjustment Expenses
Changes in the Company’s liability for asbestos and environmental exposures are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Asbestos
Gross unpaid losses and allocated LAE (“ALAE”), beginning of period	$344,126	$387,224
Less ceded unpaid losses and ALAE	60,280	68,026

Net unpaid losses and ALAE, beginning of period	283,846	319,198
Net losses and ALAE incurred	82	(1,476)
Net paid losses and ALAE	23,242	23,475

Net unpaid losses and ALAE, end of period	260,686	294,247
Add ceded unpaid losses and ALAE	63,255	78,209

Gross unpaid losses and ALAE, end of period	$323,941	$372,456

	Three Months Ended
	March 31,
	2010	2009
Environmental
Gross unpaid losses and ALAE, beginning of period	$93,302	$107,948
Less ceded unpaid losses and ALAE	20,078	26,312

Net unpaid losses and ALAE, beginning of period	73,224	81,636
Net losses and ALAE incurred	(64)	(80)
Net paid losses and ALAE	1,663	1,928

Net unpaid losses and ALAE, end of period	71,497	79,628
Add ceded unpaid losses and ALAE	20,488	27,889

Gross unpaid losses and ALAE, end of period	$91,985	$107,517

The Company also maintains reserves for other latent exposures such as those associated with silica, lead, mold, chemical, gas and vapors and welding fumes of $15,560 and $16,212, net of reinsurance, at March 31, 2010 and December 31, 2009, respectively.
The asbestos, environmental and other latent net loss reserves above include a provision for uncollectible reinsurance, in the aggregate, of $13,982 and $13,777 at March 31, 2010 and December 31, 2009, respectively. The Company has changed its presentation of latent reserves in the first quarter of 2010, to include uncollectible reinsurance in net loss reserves and prior year balances have been reclassified to conform to the current year’s presentation. This change in presentation did not affect the Company’s results of operations or financial position for any reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
7. Reinsurance
The components of the Company’s net premiums written and premiums earned are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Premiums written:
Direct	$213,764	$210,899
Assumed from other companies, pools and associations	7,948	7,326
Ceded to other companies, pools and associations	(34,904)	(37,955)

Net premiums written	$186,808	$180,270

Premiums earned:
Direct	$210,600	$236,552
Assumed from other companies, pools and associations	8,253	7,672
Ceded to other companies, pools and associations	(36,279)	(36,794)

Premiums earned	$182,574	$207,430

The net impact of ceded reinsurance transactions for the three months ended March 31, 2010 and March 31, 2009 is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Earned premiums ceded to reinsurers	$(36,279)	$(36,794)
Commissions earned on ceded reinsurance premiums	7,555	8,254
Claims incurred ceded to reinsurers	15,977	23,575
Provision for uncollectible reinsurance	—	(2,000)

Net impact of ceded reinsurance transactions	$(12,747)	$(6,965)

The components of the Company’s total reinsurance recoverable are summarized as follows:

	March 31,	December 31,
	2010	2009
Reinsurance recoverable on unpaid losses and LAE	$873,560	$882,992
Reinsurance receivable on paid losses and LAE	11,091	9,705

Total reinsurance recoverable	$884,651	$892,697

The reinsurance recoverable balances above are net of reserves for uncollectible reinsurance of $54,631 and $54,228 at March 31, 2010 and December 31, 2009, respectively. Included in reinsurance recoverable is $137,196 and $141,030 at March 31, 2010 and December 31, 2009, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased annuities to settle certain claim liabilities.
Corporate Aggregate Reinsurance
The Company’s corporate aggregate reinsurance contracts are of the type commonly referred to as “finite” reinsurance and cover or covered, in varying amounts and on varying terms, accident years 2002 and prior. The majority of these contracts have been commuted or had limits paid. The Company has not purchased corporate aggregate reinsurance since 2001 and does not currently have plans to purchase corporate aggregate reinsurance in the future. At March 31, 2010, only one retroactive contract with a remaining limit of $51,000 and one prospective contract with a remaining limit of $96,272 remain in effect. This prospective contract had no effect on operations for the three months ended March 31, 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The effect of retroactive corporate aggregate reinsurance on components of the Company’s consolidated statements of operations follows ((decrease) increase in indicated component):

	Three Months Ended
	March 31,
	2010	2009

Investment income	$(4,031)	$(3,767)
Losses and LAE	(3,964)	(3,721)

Decrease in income before income taxes	$(67)	$(46)

An analysis of activity in deferred income related to retroactive corporate aggregate reinsurance contracts follows:

	Three Months Ended
	March 31,
	2010	2009
Decrease in reinsurance recoverable due from reinsurers	$—	$—
Less: related premiums paid	—	—

Decrease in income deferred during the period	—	—
Amortization of deferred income	(3,964)	(3,721)

Decrease in deferred income	(3,964)	(3,721)
Deferred income on retroactive reinsurance—beginning of period	106,394	121,277

Deferred income on retroactive reinsurance—end of period	$102,430	$117,556

For the three months ended March 31, 2010, the above activity arises from the 2001 retroactive adverse development contract for $400,000, which is the only retroactive reinsurance contract that remains in effect. The reinsurance recoverable and funds held balances in respect of this contract were $349,000 and $240,333, respectively, at March 31, 2010 ($349,000 and $236,302, respectively, at December 31, 2009).
For additional information on the Company’s prospective and retroactive corporate aggregate reinsurance contracts, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010.
8. Income Taxes
The effective tax rate of 31.6% in the first quarter of 2010 differs from the statutory federal income tax rate of 35% primarily due to the benefit of tax-exempt interest. The full year 2009 effective tax rate was 24.0%.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
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
10. Segment Reporting
The Company operates primarily in the commercial property and casualty insurance business. Premiums earned for the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Workers’ compensation	$45,774	$47,414
General liability	35,415	39,529
Commercial automobile	22,341	35,403
Property	18,256	28,202
Commercial multi-peril	19,419	19,480
Accident and health	34,791	28,671
Other[1]	6,578	8,731

Total premiums earned	$182,574	$207,430

[1]	Other includes surety, fidelity, homeowners and personal automobile lines of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands)
The losses and LAE and losses and LAE ratios of the Company’s lines of business are summarized as follows:

	Three Months Ended
	March 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
Accident year loss and LAE ratios:
Workers’ compensation	$40,100	87.6%	$38,669	81.6%
General liability	24,644	69.6%	27,028	68.4%
Commercial automobile	16,725	74.9%	24,755	69.9%
Property	11,714	64.2%	21,342	75.7%
Commercial multi-peril	11,032	56.8%	11,343	58.2%
Accident and health	24,222	69.6%	19,732	68.8%
Other [1]	2,676	40.7%	3,866	44.3%

Total accident year losses and LAE	131,113	71.8%	146,735	70.7%
Prior years’ loss development	(4,907)	(2.7)	(10,885)	(5.2)

Calendar year losses and LAE	$126,206	69.1%	$135,850	65.5%

[1]	Other includes surety, fidelity, homeowners and personal automobile lines of business.
The Company does not allocate investment results or certain corporate expenses for purposes of evaluating financial performance of each line of business.
11. Subsequent Event
Subsequent to the quarter end, US Fire received approval from the Delaware Department of Insurance and North River received approval from the New Jersey Department of Banking and Insurance, to each pay a dividend of $175,000 to the Company. The Company received these dividends on April 13, 2010 and on the same date paid a cash dividend of $350,000 to Fairfax.

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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. This discussion, and the related consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements, and notes related thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Although the Company believes that its forward-looking statements are based upon reasonable assumptions, management can give no assurance that the Company’s goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this report are made by the Company as of the date of this report. Except as otherwise required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information regarding these factors, that could cause actual results to differ materially from expectations, is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010. The information appearing under “Risk Factors” in such Annual Report is incorporated by reference into, and made a part of, Part II of this Form 10-Q.

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
The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010.
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
The Company’s internal actuaries conduct full reserve studies using generally accepted actuarial methods for each line of business except asbestos, environmental and other latent, every six months, and for asbestos, environmental and other latent, annually. For all lines of business other than asbestos, environmental and other latent, ultimate losses and allocated LAE, including incurred but not reported losses and development of reported losses, are projected by line of business by accident year using several standard actuarial methodologies. At each balance sheet date, the Company’s management establishes its “best estimate” based on the actuarial central estimates by line of business from the most recent internal actuarial reserve review, together with the actual loss emergence since such most recent review. At March 31, 2010, the Company’s actuaries concurred with the reasonableness of management’s best estimate.
Losses and LAE are charged to income as they are incurred. During the loss settlement period, reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves, both positive and negative, are reflected in the Company’s financial results in the periods in which they are made, and are referred to as prior period development. Due to the high level of uncertainty, revisions to these estimated reserves could have a material impact on the Company’s results of operations in the period recognized and actual payments for claims and LAE could ultimately be significantly different from these estimates.
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
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting securities in Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarterly period in which the reclassifications occur. The Company’s investments in Odyssey Re Holdings Corp. (“Odyssey”) and Advent Capital (Holdings) PLC (“Advent”) common stock are valued using internally developed valuation models based on market multiples derived from a set of publicly traded comparable companies. The models, which require a significant amount of judgment, use current and historical market prices and book values of comparable companies to derive a current fair value. Because of the significant judgment involved in selecting inputs and the effect of the inputs on the valuation model they are considered to be Level 3. At March 31, 2010 the Company’s investments in Odyssey and Advent common stock had fair values of $304,436 and $24,717, respectively, based on these valuation models (approximately 8.4% of the total investment portfolio at that date). At December 31, 2009, the Company’s investments in Odyssey and Advent common stock had fair values of $305,818 and $26,603, respectively, based on these valuation models (approximately 8.3% of the total investment portfolio at that date). Also included in Level 3 securities are certain mortgage-backed securities purchased at deep discounts to par, which are valued using an internal discounted cash flow model. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and projects the remaining cash flows from the underlying mortgages, using a number of assumptions and inputs that are based on the security-specific collateral. The Company assesses the reasonableness of the fair values of these securities by comparing them to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. At March 31, 2010 and December 31, 2009, the fair value of the Company’s Level 3 mortgage-backed securities was $17,821 and $14,272, respectively (less than 1% of the total investment portfolio at both dates). Gains or losses arising from changes in the fair value of Level 3 securities are recorded as realized investment gains or losses in the consolidated statements of operations and amounted to net (losses) gains of $(316) and $943 for the three months ended March 31, 2010 and 2009, respectively.
Derivative securities held by the Company at March 31, 2010 are comprised of credit default swaps, short equity index and long equity total return swaps and other derivatives, and are carried at estimated fair values on the consolidated balance sheets with changes in fair value recorded in realized investment gains and losses in the period in which they occur. The fair values of derivative securities are subject to significant volatility arising from various factors such as the potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturity, in the case of credit default swaps, as well as volatility in interest rates, stock market conditions and inflation. Due to the inherent uncertainties of these valuations, realized values may differ from estimates reflected in the consolidated financial statements. At March 31, 2010 and December 31, 2009, the fair value of the Company’s derivative securities was comprised of assets of $28,769 and $20,027, and liabilities of $2,818 and $1,917, respectively. Gains or losses arising from changes in the fair value of the derivative securities are recorded in net realized investment gains and losses in the consolidated statements of operations and amounted to net gains of $9,391 and $38,154, respectively.
At each reporting date, and more frequently when conditions warrant, management evaluates all available-for-sale securities with unrealized losses to determine whether an other than temporary decline in value exists and whether losses should be recognized in earnings rather than in accumulated other comprehensive income. The process for determining whether a security is other than temporarily impaired requires judgment and involves analyzing many factors. These factors include but are not limited to (i) the length of time and extent to which the fair value has been less than its cost or amortized cost; (ii) the severity of the impairment; (iii) the cause of the impairment; (iv) the financial condition and near-term prospects of the issuer as well as specific credit issues related to the issuer such as changes in credit rating, reduction or elimination of dividends or non-payment of scheduled interest payments; and (v) for fixed income securities, the Company’s intent to sell a security or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, which in some cases, may extend to maturity, and for equity securities, the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value in the near term. To the extent management determines that a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

There are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary such as significant subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers; subjective assessments of issuer-specific factors (seniority of claims, collateral value, etc.); future financial market effects; stability of foreign governments and economies; future rating agency actions; and significant disclosures relating to accounting, fraud or corporate governance issues that may adversely affect certain investments. For the three months ended March 31, 2010 and 2009, charges for other than temporary impairments amounted to $549 and $54,401 respectively, primarily related to write-downs of equity securities. For the full year ended December 31, 2009, charges for other than temporary impairments amounted to $110,814.
Management’s evaluation of other than temporary losses is particularly sensitive to assumptions it makes relative to forecasts of an issuer’s financial performance and near term prospects such as earnings trends, dividends, analysts’ forecasts and cash flows supporting fixed income securities. Although management is unable to quantify the likelihood of changes to these assumptions that may occur in the future, any change in assumptions could result in recognition of impairments in the future in an amount potentially greater than the unrealized losses on the securities at March 31, 2010.
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
At March 31, 2010 and December 31, 2009, reinsurance recoverable was $884,651 and $892,697, net of reserves for uncollectible reinsurance of $54,631 and $54,228, respectively. Included in reinsurance recoverable is $137,196 and $141,030 at March 31, 2010 and December 31, 2009, respectively, representing the present value of amounts due from insurance companies from which the Company has purchased structured settlement annuities to settle certain claim liabilities. The provision for uncollectible reinsurance remained unchanged for the three months ended March 31, 2010 and increased by $2,000 for the three months ended March 31, 2009. While management believes the allowance for uncollectible reinsurance recoverable is adequate based on information currently available, failure of reinsurers to meet their obligations could have a material adverse impact on the Company’s financial position and results of operations.
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
Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on estimates of the future profitability of Crum & Forster’s operating subsidiaries and current forecasts for the periods through which losses may be carried back and/or forward. The Company has several material deferred tax assets arising from loss reserve discounting, investments (a significant portion of which relates to impairments), deferred income on retroactive reinsurance, unearned premiums and deferred acquisition costs. The realizability of these reversing deferred tax assets is considered in conjunction with similar originating deferred tax assets and other taxable income.
At March 31, 2010, there were no valuation allowances against the Company’s gross deferred tax assets of $142,405. The Company’s current projections of future taxable income are based on assumptions of level to modestly improving business growth and relatively stable combined ratios, with portfolio yields approximating current levels. Should the assumptions of future profitability change significantly, however, or the taxable income of these entities fall far below expectations, a valuation allowance, which could be significant, may have to be established if management believes any portion of the deferred tax asset will not be realized. A valuation allowance may also be required if there is a material change in the tax laws such that the actual effective tax rate or the time periods within which the underlying temporary differences become taxable or deductible change.

Realization of the deferred tax asset under Accounting Standards Codification (“ASC”) 740, Income Taxes, ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years and tax planning strategies. Future profitability, as it relates to taxable income expectations discussed above, can be negatively affected by substantial changes in premium volume, underwriting losses resulting from significant events such as severe natural disasters or large settlements for asbestos or environmental claims, or materially lower investment results.
Summary of Operations
Overview
Crum & Forster is a national commercial property and casualty insurance company with a focused underwriting strategy targeting specialty classes of business and underserved market opportunities. The Company writes numerous lines of business including general liability, workers’ compensation, commercial automobile, property, commercial multi-peril, accident and health, fidelity and surety, personal automobile and homeowners. In the first quarter of 2010, approximately 43% of the Company’s gross premiums written arose from the offering of general liability including umbrella, workers’ compensation, commercial automobile and property policies to middle market commercial enterprises through the Company’s regional branch network. The balance of Crum & Forster’s business is comprised of a diverse portfolio of specialty businesses in which the Company has specific product, geographic or customer group expertise. These include: products such as accident and health, directors’ and officers’ liability and bail bonds; geographic specialties such as the Company’s coverage of non-standard, inner-city risks not typically well served by the standard market and Crum & Forster’s longstanding presence in the Hawaii market; and customer group expertise in the areas of propane distributors, explosive contractors, agriculture enterprises and construction contractors.
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
Market Conditions
The property and casualty insurance business is cyclical and influenced by many factors, including price competition, economic conditions, natural and man-made disasters (for example hurricanes, earthquakes and terrorism), availability and cost of reinsurance, financial market conditions, state regulations, court decisions and changes in the law. For the last several years, the property and casualty market has experienced challenging market conditions characterized by intense competition and downward pricing trends, termed a “soft market”. These soft market conditions deteriorated in the second half of 2009 and have accelerated through the first quarter of 2010. The Company continues to see soft market pricing through all lines of business, with the exception of California workers’ compensation which experienced modest price increases in 2009 and which have remained flat in the first quarter of 2010. In the property market, the Company continued to experience downward pricing pressure in the latter half of 2009 and the first quarter of 2010, especially in non-catastrophe zones, attributable to the restoration of capital throughout the industry and the light catastrophe season in 2009, whereas in the catastrophe zones, rates leveled off as capacity increased as a result of surplus increases on the balance sheets of insurers and reinsurers, attributable to stabilization in the financial markets.
Market conditions for the Company’s largest accident and health segment by gross premiums written, employer stop loss, are currently intensely competitive. Competition in the Company’s other accident and health segments, such as student medical, travel and pet insurance, varies from product to product but generally is currently less intense.
In the first quarter of 2010, the Company’s renewal retention rates and new business growth both increased, whereas renewal pricing declined modestly compared to the first quarter of 2009. Renewal retention rates increased by approximately seven percentage points in the first quarter of 2010 as compared to the first quarter of 2009. Specifically, renewal retention rates for casualty lines increased by approximately two percentage points and renewal retention rates for property lines increased by approximately 18 percentage points in the first quarter of 2010 as compared to the first quarter of 2009. The latter increase was largely due to actions undertaken in 2009 to improve profitability and reduce catastrophe exposure of the property business which significantly depressed the property renewal retention rates in the first quarter of 2009. Renewal pricing declined by approximately 3% in the first quarter of 2010 as compared to the first quarter of 2009, with both casualty and property business pricing each declining by approximately 3%. New business growth was approximately 26% in the first quarter of 2010, largely attributable to additional new writings of workers’ compensation business in California. Overall, gross premiums written grew by 2%, which was the first quarter of year over year growth since the second quarter of 2007, due to completion in 2009 of underwriting actions in property and commercial automobile and approximately $13 million of premiums written from new ventures.
Although there is some evidence of deceleration in rate decreases, the Company expects the market to remain competitive throughout 2010. Under such conditions, the Company will continue to reject underpriced new business submissions and to shed accounts and classes of business that are unprofitable. The Company expects continued pressure on its expense ratio despite aggressive cost cutting measures and the loss ratio may deteriorate marginally as a result of renewal price declines and higher loss-cost trends. In addition, if premium receipts continue to decline and claim payments decrease gradually as expected, the Company is likely to continue to have negative cash flow from operations in the near future.

Results of Operations
The components of the Company’s net income, and certain ratios based thereon, are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Gross premiums written	$221,712	$218,225

Net premiums written	$186,808	$180,270

Premiums earned	$182,574	$207,430
Losses and LAE	126,206	135,850
Underwriting expenses	65,471	67,437

Underwriting (loss) income	(9,103)	4,143
Investment income and realized investment gains and losses	190,688	(55,678)
Interest and other expense	8,751	7,736

Income (loss) before income taxes	172,834	(59,271)
Income tax (expense) benefit	(54,649)	28,324

Net income (loss)	$118,185	$(30,947)

Loss and LAE ratio	69.1%	65.5%
Underwriting expense ratio	35.9	32.5

Combined ratio	105.0%	98.0%

The increase in net income in the first quarter of 2010 as compared to the first quarter of 2009 is primarily attributable to significant realized investment gains recognized in 2010 as compared to realized investment losses in 2009, partially offset by a decrease in underwriting income. The decrease in underwriting income and corresponding increase in the loss and LAE ratio in the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to lower favorable prior year loss development and higher catastrophe losses.
The increase in the underwriting expense ratio in the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to a reduction in net premiums earned of approximately 12%, which exceeded the 3% reduction of underwriting expenses. The reduction in underwriting expenses was achieved despite a .7 point increase in the direct commission ratio, which was up in most major lines, reflecting the competitive market.
Underwriting Results
Gross Premiums Written
Gross premiums written by line of business are summarized as follows:

	Three Months Ended March 31,
			Increase/	Percent
	2010	2009	(Decrease)	Change
Workers’ compensation	$53,762	$50,080	$3,682	7.4%
General liability	48,553	52,143	(3,590)	(6.9)%
Commercial automobile	20,818	27,710	(6,892)	(24.9)%
Property	21,775	21,661	114	0.5%
Commercial multi-peril	20,030	19,348	682	3.5%
Accident and health	51,309	40,730	10,579	26.0%
Other[1]	5,465	6,553	(1,088)	(16.6)%

Total gross premiums written	$221,712	$218,225	$3,487	1.6%

[1]	Other includes surety, fidelity, homeowners and personal automobile lines of business.

For the three months ended March 31, 2010, gross premiums written associated with the Company’s core commercial lines of business (excluding accident and health and “other” lines of business in the table above), declined by $6,004, or 3.5%, as compared to the three months ended March 31, 2009, primarily due to a lower renewal premium base, reduced audit premiums and modest price decreases of approximately 3%, partially offset by a seven percentage point improvement in the renewal retention ratio and a 26% increase in new business. The improvement in the renewal retention ratio was largely due to a better retention rate on the property business, where the prior year’s ratio was depressed by underwriting actions and the increased new business writings included a significant increase in California workers’ compensation business. However, aside from growth in gross premiums written from new business ventures, competitive market conditions and the weak economy continue to adversely affect gross premiums written in the Company’s core commercial lines of business. The Company continues to maintain its disciplined approach to underwriting in this highly competitive market, renewing business and writing new business only where it believes rates are acceptable and terms and conditions are appropriate for the exposure.
The Company reported significant growth from the accident and health business from new programs and growth in existing programs.
Casualty Gross Premiums Written
For the three months ended March 31, 2010, gross premiums written in casualty lines, which include the general liability, workers’ compensation and commercial automobile lines of business, decreased by $6,800, or 5.2%, as compared to the three months ended March 31, 2009. The decrease was primarily due to a lower renewal premium base, reduced audit premiums and modest price decreases on renewal policies of approximately 3%, partially offset by an improvement in the renewal retention ratio of approximately two percentage points and an increase in new business of approximately 33%, largely due to California workers’ compensation writings as noted above. The significant reduction in commercial auto gross premiums written is due to specific underwriting actions taken by the Company to reduce exposure to transportation accounts where loss experience was unfavorable. The reduction in general liability largely reflects a decrease in the non-admitted casualty business, primarily related to the effect of the recession on the Company’s construction business.
Property Gross Premiums Written
For the three months ended March 31, 2010, gross premiums written in property lines, which include the property and commercial multi-peril lines of business, increased by $796, or 1.9%, as compared to the three months ended March 31, 2009. The increase was primarily due to an increase in new business of approximately 10% and an increase in renewal retention rates of approximately 18 percentage points, partially offset by a lower renewal premium base and price decreases on renewal policies of approximately 3%. The improved renewal retention ratio was largely due to the effect of underwriting actions on the first quarter 2009 ratio, whereas the new business arose largely from the recent launch of a middle market package product.
Other Gross Premiums Written
For the three months ended March 31, 2010, gross premiums written in other lines of business including, the accident and health, surety, fidelity, homeowners and personal automobile lines of business, increased by $9,491, or 20.1%, primarily due to significant growth in the Company’s accident and health book of business. The accident and health business continues to benefit from Crum & Forster’s “A” A.M. Best rating, which has resulted in the Company acquiring several new programs and growth from existing programs that have contributed to business growth. In general, other than the employer stop loss business, the accident and health business is not aligned with the traditional property and casualty market cycle which has been experiencing prolonged soft market conditions.
Net Premiums Written
For the three months ended March 31, 2010, net premiums written increased by $6,538, or 3.6%, as compared to the three months ended March 31, 2009. The increase was generally in line with the increase in gross premiums written.
Premiums Earned
Premiums earned reflect the amount of net premiums written applicable to the portion of the policy term that expires in a given period. The Company generally earns premiums on a pro-rata basis over the period in which the coverage is provided. For the three months ended March 31, 2010, premiums earned decreased by $24,856, or 12.0%, as compared to the three months ended March 31, 2009. The decrease in net premiums earned as compared to the increase in net premiums written was primarily due to the effect of declining premiums written throughout 2009.

Losses and Loss Adjustment Expenses
For the three months ended March 31, 2010, the Company’s calendar period loss and LAE ratio increased to 69.1% from 65.5% for the three months ended March 31, 2009, an increase of 3.6 points. The increase in the loss ratio is principally due to lower favorable prior year loss development (2.5 points) and higher catastrophe losses (0.9 points) in 2010 as compared to 2009. Included in prior year loss development was $3,964 and $3,721 of amortization of deferred income on retroactive reinsurance contracts in the three months ended March 31, 2010 and 2009, respectively.
The accident year loss and LAE ratio was 71.8% for the first quarter of 2010 compared to 70.7% for the first quarter of 2009, the increase in 2010 primarily due to higher catastrophe losses. The full year accident year 2009 loss ratio was 72.4%.
Underwriting Expenses
Underwriting expenses include policy acquisition costs (costs that vary with and are primarily related to the acquisition of new and renewal policies and are comprised of commissions paid to producers and premium taxes) and other operating expenses associated with the Company’s underwriting activities, such as salaries and benefits, information technology costs and rent. For the three months ended March 31, 2010, the Company’s underwriting expense ratio increased to 35.9% from 32.5% for the three months ended March 31, 2009, primarily due to a reduction in net premiums earned of approximately 12%, which exceeded the 3% reduction of underwriting expenses. The reduction in underwriting expenses was achieved despite a .7 point increase in the direct commission ratio, which was up in most major lines, reflecting the competitive market.
Investment Results
Information on the Company’s investment results is summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Average investments, at book value[1]	$3,565,878	$3,861,573

Investment income	$28,287	$35,393
Realized investment gains (losses)	162,401	(91,071)
Change in unrealized investment gains and losses and foreign currency translation	(12,166)	(118,727)

Total return on investments	$178,522	$(174,405)

Annualized total return on investments	20.0%	(18.1)%

[1]	Includes cash and cash equivalents and assets pledged for derivatives.
The Company manages its investment portfolio with an emphasis on total return on assets under management. Total return for the period is the sum of investment income, realized investment gains and losses and changes in the market value of the portfolio expressed as a percentage of the average book value of the portfolio during the period. General economic conditions, stock market conditions, fluctuations in interest rates and many other factors can affect the returns on investments and the Company’s ability to control the timing of the realization of investment gains.

Investment Income
The components of investment income for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Interest on fixed income securities	$26,426	$28,514
Dividends from equity securities	6,131	11,629
Earnings from other invested assets	3,852	1,461
Other, primarily interest on cash and cash equivalents	176	497

Gross investment income	36,585	42,101
Investment expenses	(4,267)	(2,941)
Interest on funds held under reinsurance contracts	(4,031)	(3,767)

Investment income	$28,287	$35,393

The decrease in investment income of $7,106, or 20%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, was primarily due to lower dividends from equity securities, resulting from sales in the first quarter of 2010 and higher investment expenses related to equity index and equity total return swaps entered into in the latter half of 2009 and first quarter of 2010.
Realized Investment Gains and Losses
Net realized investment gains (losses) in the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Fixed income securities, available-for-sale	$5,709	$14,189
Fixed income securities, held-for-trading	32,398	(13,924)
Equity securities	123,177	1,484
Investments at equity	—	1,592
Derivatives and other invested assets	1,668	(39,208)
Other	(2)	(803)

	162,950	(36,670)

Other than temporary impairment charges:
Equity securities	(549)	(50,894)
Fixed income securities	—	(3,507)

	(549)	(54,401)

Total pre-tax net realized investment gains (losses)	$162,401	$(91,071)

The increase in net realized investment gains in the first quarter of 2010 of $253,472, as compared to the first quarter of 2009, is reflective of improved worldwide financial markets and is primarily due to significant gains on sales of equity securities, mark-to-market gains on held-for-trading securities, lower mark-to-market losses on other invested assets and only marginal amounts of other than temporary impairment charges partially offset by lower gains on derivative securities.
Losses on other invested assets were $7,723 and $71,062, for the three months ended March 31, 2010 and 2009, respectively. The 2010 losses are attributable to mark-to-market losses, in the aggregate, of $3,331 on the Company’s investments in Odyssey and Advent, affiliated companies for which the Company has elected the fair value option pursuant to ASC 825, Financial Instruments and a mark-to-market loss of $4,392 on a convertible preferred security. For the three months ended March 31, 2009, losses on other invested assets were principally attributable to mark-to-market losses on the Company’s investments in Odyssey and Advent.
During the first quarter of 2010, the Company recorded net gains of $9,391 on its derivative securities (including $12,049 from total return swaps) as compared to net gains of $31,854 (including $32,196 from credit default swaps) in the first quarter of 2009.

Interest and Other Expense
For the three months ended March 31, 2010, interest and other expenses were $8,751 compared to $7,736 for the three months ended March 31, 2009. The higher expense in 2010 is primarily due to higher charitable contributions.
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
The Company’s ability to satisfy its corporate obligations is primarily dependent on the dividend paying capacity of its subsidiaries. State insurance laws restrict the amount of shareholder dividends that insurance companies may pay without prior approval of regulatory authorities. The ability of the Company’s insurance subsidiaries to pay dividends depends, among other things, on such subsidiaries having positive statutory earned surplus. The Company’s principal insurance subsidiaries are US Fire and North River. At March 31, 2010, US Fire reported statutory earned surplus of $644,791 and North River reported statutory earned surplus of $225,812. On March 30, 2010, US Fire and North River paid cash dividends of $105,000 and $55,000, respectively, to the Company and on the same date the Company paid a cash dividend to Fairfax of $130,000. Subsequent to the quarter end, US Fire received approval from the Delaware Department of Insurance and North River received approval from the New Jersey Department of Banking and Insurance to each pay, and paid, a dividend of $175,000 to the Company and on the same date the Company paid a cash dividend of $350,000 to Fairfax. After the payment of the dividends, both US Fire and North River will continue to have adequate surplus to support their outstanding liabilities and financial needs. US Fire and North River’s future dividend payments to the Company will require prior approval by the regulators of their respective jurisdictions to the extent any such payment, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (a) 10% of US Fire’s statutory surplus as of December 31, preceding the date of dividends or (b) net income not including realized capital gains for the calendar year preceding the date of dividends.
Cash used in financing activities in the three months ended March 31, 2010, was comprised of dividends paid to Fairfax of $130,000. Shareholder’s equity was $1,497,928 at March 31, 2010, as compared to $1,517,727 at December 31, 2009. The decrease in shareholder’s equity was primarily the result of dividends of $130,000 paid to Fairfax and net unrealized investment losses of $7,908, partially offset by current year net income of $118,185. Statutory surplus was $1,627,418 at March 31, 2010 and $1,628,159 at December 31, 2009. The slight decrease from prior year end results from $160,000 of dividends paid to Crum & Forster Holdings Corp., partially offset by statutory net income of $113,227 and a decrease in non-admitted assets of $56,266, net of tax.
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
The prolonged soft market conditions in which the insurance subsidiaries are currently operating have resulted in double digit percentage declines in premium volume in each of the last two calendar years. In addition, the Company initiated actions in 2008 and 2009 to eliminate unprofitable classes of business. The Company’s property business has declined most markedly and as expected, due to the short tail nature of the business, claim payments have also started to decline as the exposures run off. The Company’s casualty business (approximately 56% of total gross premiums written in the first quarter of 2010) in general has a longer tail, meaning the period of time from the occurrence of a claim through the settlement of a liability may extend several years into the future and as a result cash flow may be adversely affected by claims from prior years. Additionally, the lapse of time between payments to claimants and recoveries from reinsurers, if collections from reinsurers are not received on a timely basis, will directly affect cash flows. Due to this uncertainty regarding the amount and timing of settlement of unpaid claims and ultimate recoveries from reinsurers, the insurance subsidiaries’ cash flow from operations and liquidity needs may vary from period to period. If premium receipts continue to decline and claim payments decrease gradually as expected, the Company is likely to have negative cash flow from operations in the near future.

Cash used in operations was $72,380 and $207,239 for the three months ended March 31, 2010 and March 31, 2009, respectively. The Company’s operating cash flow continues to be negative reflecting declining premiums over the past several years and more modestly declining net paid losses, ceded reinsurance costs and fixed operating expenses. The favorable variance from prior year is largely due to significant unusual payments made in the first quarter of 2009 including large income tax payments on fourth quarter 2008 realized investment gains of approximately $110,000 and long and short-term incentive payouts of approximately $26,000.
The aggregate carrying value of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, was $3,906,195 and $3,992,020 at March 31, 2010 and December 31, 2009, respectively, of which $607,660 and $311,780 was held in cash, cash equivalents and short-term investments at March 31, 2010 and December 31, 2009, respectively. Management believes that the insurance subsidiaries have sufficient cash and short-term investments, that together with cash generated from future investing operations, will meet their operating liquidity needs.
The Company’s investment portfolio has exposure to credit risk primarily related to fixed income securities. Management attempts to control this exposure by emphasizing investment grade credit quality in the fixed income securities purchased, although the Company invests, to a limited extent, in non-investment grade fixed income securities if market opportunities avail. Management believes that this concentration in investment grade securities reduces the Company’s exposure to credit risk to an acceptable level. The Company holds a small amount of mortgage-backed securities (approximately 3% of the total investment portfolio of $3.9 billion), purchased at deep discounts to par.
At March 31, 2010 and December 31, 2009, 81.1% and 83.0%, respectively, of the Company’s fixed income securities were rated investment grade, of which 79.4% and 78.7%, respectively, were rated AAA.
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
Crum & Forster’s insurance subsidiaries are assigned financial strength ratings from major rating agencies which include A.M. Best Company (“A.M. Best”), Standard & Poor’s (“S&P”) Insurance Rating Services and Moody’s Investors Service (“Moody’s”). Crum & Forster’s insurance subsidiaries currently have an “A” financial strength rating from A.M. Best (the third highest of fifteen rating categories) with a stable outlook, an “A-” from S&P (the third highest of nine major rating categories) with a stable outlook and a “Baa2” financial strength rating (the fourth highest of nine major rating categories) with a stable outlook from Moody’s.
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

Interest Rate Risk
At March 31, 2010, the fair value of Crum & Forster’s investment portfolio included $1,869,837 of fixed income securities which are subject to interest rate risk. Fluctuations in interest rates have a direct impact on the market values of these securities. As interest rates rise, market values of fixed income portfolios fall, and vice versa. The table below displays the potential impact of market value fluctuations on the Company’s fixed income portfolio based on parallel 200 basis point shifts in interest rates up and down, in 100 basis point increments. This analysis was performed on each security individually.

	At March 31, 2010			At December 31, 2009
	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
(dollars in millions)	Securities	$ Change	% Change	Securities	$ Change	% Change

200 basis point decline	$2,136,106	$266,269	14.2%	$2,114,909	$274,004	14.9%
100 basis point decline	$1,998,342	$128,505	6.9%	$1,974,991	$134,086	7.3%
Base scenario	$1,869,837	—	—	$1,840,905	—	—
100 basis point increase	$1,712,361	$(157,476)	(8.4)%	$1,687,183	$(153,722)	(8.4)%
200 basis point increase	$1,544,972	$(324,865)	(17.4)%	$1,518,497	$(322,408)	(17.5)%
Credit Risk
The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry which serve as economic hedges against declines in the fair value of the Company’s financial assets. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts establishing the rights to recover amounts from the counterparties, include events such as bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of March 31, 2010, all credit default swap contracts held by the Company have been purchased from and entered into with Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.
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
The Company is exposed to credit risk in the event of non-performance of counterparties to its credit default swap, total return swap and other derivative securities contracts and endeavors to limit this risk through the terms of agreements negotiated with the counterparties. Pursuant to these agreements, the Company and the counterparties to these transactions are contractually required to deposit eligible collateral in collateral accounts for either the benefit of the Company or the counterparty depending on the then current fair value or change in fair value of the derivative contracts. At March 31, 2010, the fair value of collateral held in the name of the Company, all of which was comprised of U.S. Treasury securities that may be sold or repledged by the Company was $18,450. There was no collateral held in the name of the Company at December 31, 2009. The Company believes that any credit risk exposure, represented by the uncollateralized fair value of the derivative securities ($14,872 and $18,110 at March 31, 2010 and December 31, 2009, respectively), is low given the diversification among the counterparties.
The Company funds all its obligations relating to the credit default swaps and similar derivative securities through the initial premium paid at purchase and as a result there are no requirements for the Company to provide collateral. The Company’s holdings of credit default swaps at March 31, 2010 and December 31, 2009, have declined significantly relative to prior years, largely as a result of closing transactions and changes in fair value. The Company may initiate new credit default swap contracts as a hedging mechanism in the future, but there can be no assurance that it will do so. At March 31, 2010, the Company owned $1.5 billion notional amount of credit default swaps with an average term to maturity of 2.0 years, an original cost of $21,624 and a fair value of $18,782. At December 31, 2009, the Company owned $1.6 billion notional amount of credit default swaps with an average term to maturity of 2.3 years, an original cost of $21,624 and a fair value of $20,027.

The following tables summarize the effect of the credit default swaps and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the three months ended March 31, 2010 and 2009:

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive		Net
	Value	Value	Income	Earnings	Equity
Credit risk exposures:
Fixed income securities[1]	$1,780,752	$1,780,752	$949	$38,107	$39,056
Warrants	101,201	392	—	392	392
Premiums receivable	168,322	168,322	—	51	51
Reinsurance recoverable	884,651	884,651	—	—	—

Total credit risk exposure	$2,934,926	$2,834,117	949	38,550	39,499

Hedging instruments:
Credit default swaps	$1,489,576	$18,782	—	(1,245)	(1,245)

Net exposure			$949	$37,305	$38,254

[1]	Excludes $89,085 of U.S. government securities with a gain in other comprehensive income of $700.
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the three months ended March 31, 2010 was $5,045.

	As of and for the Three Months Ended March 31, 2009
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive		Net
	Value	Value	Income	Earnings	Equity
Credit risk exposures:
Fixed income securities[1]	$1,713,293	$1,713,293	$57,390	$(4,312)	$53,078
Warrants	101,201	1	—	1	1
Premiums receivable	174,360	174,360	—	(375)	(375)
Reinsurance recoverable	947,228	947,228	—	(2,000)	(2,000)

Total credit risk exposure	$2,936,082	$2,834,882	57,390	(6,686)	50,704

Hedging instruments:
Credit default swaps	$1,464,427	$61,366	—	32,196	32,196
Eurodollar futures contracts	—	—	—	(343)	(343)

Total hedging instruments	$1,464,427	$61,366	—	31,853	31,853

Net exposure			$57,390	$25,167	$82,557

[1]	Excludes $102,787 of U.S. government securities with a loss in other comprehensive income of $11,571 and realized gain of $1,066.
The net cash flow effect from disposals of the above credit risk exposures and related hedging instruments for the three months ended March 31, 2009 was $104,141.
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

Equity Price Risk
At March 31, 2010, the Company’s investment portfolio included $1,834,967 of equity and similar securities comprised of $865,758 of available-for-sale equity securities, $518,893 of long total equity return swaps (designed to replicate the Company’s investments in certain common stock positions), $360,335 of equity securities for which the Company has elected the fair value option and $89,981 of equities owned by its equity method investees. This equity portfolio, which represented approximately 47.0% of the Company’s investment portfolio, including cash and cash equivalents and assets pledged for derivatives, is exposed to equity price risk, which is defined as the potential for loss in market value owing to declines in equity prices. A hypothetical 10% decline in the price of each of these equity securities would result in a total decline of $183,497 in the fair value of the equity portfolio at March 31, 2010. At December 31, 2009, a hypothetical 10% decline in the price of each of these equity securities would have resulted in a total decline of $172,636 in the fair value of the equity portfolio. The increase in the Company’s exposure to equity price risk is principally attributable to the increase in value of the equity portfolio at March 31, 2010 as compared to December 31, 2009.
The Company has entered into short positions in equity index total return swaps primarily to provide partial protection against significant declines in the value of its equity and equity related holdings. The total return swaps contain contractual reset provisions requiring counterparties to cash-settle on a monthly basis any market value movements arising since the prior settlement. Any cash paid to settle unfavorable market value changes and, conversely, any cash received in settlement of favorable market value changes are recognized as realized investment gains and losses on the consolidated statements of operations in the period in which they occur. To the extent that a contractual reset date of a contract does not correspond to the balance sheet date, the Company records additional net realized investment gains or losses on the consolidated statements of operations to adjust the carrying value of the derivative asset or liability associated with each total return swap contract to reflect its fair value at the balance sheet date.
The following table summarizes the effect of equity risk hedging instruments and related hedged items on the Company’s financial position and results of operations and cash flows as of and for the three months ended March 31, 2010:

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax
	Exposure/		Other
	Notional	Carrying	Comprehensive
	Value	Value	Income[1]	Earnings	Net Equity
Equity exposures:
Equity securities	$865,758	$865,758	$(15,975)	$122,628	$106,653
Total return swaps — long	518,893	(1,412)	—	35,686	35,686
Investments at equity	173,836	173,836	2,705	3,852	6,557
Other invested assets	360,335	360,335	—	(7,724)	(7,724)

Total equity exposure	$1,918,822	$1,398,517	(13,270)	154,442	141,172

Hedging instruments:
Total return swaps — short	$496,855	$(1,406)	—	(23,637)	(23,637)

Net equity exposure			$(13,270)	$130,805	$117,535

[1]	Excludes foreign currency translation losses of $545.
The net cash flow effect from disposals of the above equity exposures and related hedging instruments for the three months ended March 31, 2010 was $143,289. There were no equity risk hedging instruments in effect during the three months ended March 31, 2009.
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

As an economic hedge against the potential adverse impact on the Company of changes in price levels in the economy, the Company has purchased inflation-linked derivative contracts referenced to inflation indices in the geographic regions in which the Company operates. As at March 31, 2010, these derivative contracts had a carrying value in the consolidated balance sheet of $9,595 and a cost of $11,400 (carrying value and cost at December 31, 2009 — $0). The initial premium paid for inflation-linked derivative contracts was recorded as a derivative asset and was subsequently adjusted for changes in the unrealized fair value of the contracts at the balance sheet date. Changes in the unrealized fair value of the contracts were recorded as net realized investment gains (losses) in the Company’s consolidated statement of operations at the balance sheet date with a corresponding adjustment to the carrying value of the derivative asset. In the event of a sale, expiration or early settlement of one of the Company’s inflation-linked derivative contracts, the Company would receive the fair value of that contract on the date of the transaction. The Company’s maximum potential cash loss is limited to the premiums paid to enter into the derivative contracts. Pursuant to the agreements governing the inflation-linked derivatives, counterparties to these transactions are contractually required to periodically deposit eligible collateral for the benefit of the Company in support of the then current fair value of the derivative contracts. At March 31, 2010 the fair value of this collateral was $11,513 (December 31, 2009 — $0).
Foreign Currency Exchange Rate Risk
Through investments in foreign securities, including those owned by certain equity method investees, the Company is exposed to foreign currency exchange rate risk. Foreign currency exchange rate risk is the potential for loss in value owing to a decline in the U.S. dollar value of these investments due to a change in the exchange rate of the foreign currency in which these assets are denominated. At March 31, 2010, the Company’s total exposure to foreign currency denominated securities in U.S. dollar terms was approximately $314,978, or 8.1%, of the Company’s total investment portfolio, including cash and cash equivalents and assets pledged for derivatives. The primary foreign currency exposures were in Hong Kong dollar denominated and Canadian dollar denominated securities, which represented 2.5% and 0.9%, respectively, of the Company’s investment portfolio, including cash and cash equivalents. The potential impact of a hypothetical 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total decline in the fair value of the total investment portfolio of $31,498 at March 31, 2010. At December 31, 2009, a hypothetical 10% decline in foreign currency exchange rates would have resulted in a total decline of $28,315 in the fair value of the total investment portfolio.

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

CRUM & FORSTER HOLDINGS CORP. (Registrant)
Date: April 30, 2010	By:	/s/ Douglas M. Libby
Douglas M. Libby
President, Chief Executive Officer and Director

Date: April 30, 2010	By:	/s/ Mary Jane Robertson
Mary Jane Robertson
Executive Vice President, Chief Financial Officer, Treasurer and Director

INDEX TO EXHIBITS

Exhibit No.

* 31.1	Certification of President, Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President, Chief Financial Officer, Treasurer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President, Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President, Chief Financial Officer, Treasurer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010).

*	Filed herewith